Form 10-Q
period 2018-03-31
OP Bancorp
filed 2018-05-15
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38437

OP BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	81-3114676
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Wilshire Blvd., Suite 500, Los Angeles, CA	90017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 892-9999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2018, there were 15,569,215 outstanding shares of the Registrant’s common stock.

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including any exhibits hereto) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations regarding future operating results. Forward-looking statements may include, but are not limited to, the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs.

These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected. These risks and uncertainties, some of which are beyond our control, include, but are not limited to:

•	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;
•

factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•	our ability to effectively execute our strategic plan and manage our growth;
•	interest rate fluctuations, which could have an adverse effect on our profitability;
•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•

external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;

•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	restraints on the ability of Open Bank to pay dividends to us, which could limit our liquidity;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
•	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
•	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•	risks related to potential acquisitions;
•	incremental costs and obligations associated with operating as a public company;
•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
•

compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;

•	changes in federal tax law or policy; and
•

our ability the manage the foregoing and other factors set forth in the Company’s public reports including its Registration Statement on Form S-1 effective as of March 27, 2018, and particularly the discussion of risk factors within that document.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OP BANCORP

CONSOLIDATED BALANCE SHEETS (unaudited)

As of March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$69,899,816	$63,249,952
Securities available for sale, at fair value	36,864,511	41,471,711
Other investments	6,818,556	4,286,500
Loans held for sale	18,570,944	15,739,305
Loans receivable, net of allowance of $9,716,168 at March 31, 2018 and $9,139,488 at December 31, 2017	784,034,862	738,884,413
Premises and equipment, net	4,707,461	4,480,792
Accrued interest receivable	2,503,721	2,463,486
Servicing assets	6,724,800	6,771,097
Company owned life insurance	11,165,374	11,089,718
Deferred tax assets	4,003,290	3,383,365
Other assets	11,549,122	9,178,491
Total assets	$956,842,457	$900,998,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$289,011,579	$289,409,876
Interest bearing:
Savings	3,913,735	3,838,353
Money market and others	261,506,359	247,324,292
Time deposits greater than $250,000	124,637,331	108,952,059
Other time deposits	139,210,714	123,781,434
Total deposits	818,279,718	773,306,014
Federal Home Loan Bank advances	10,000,000	25,000,000
Accrued interest payable	557,559	423,239
Other liabilities	10,745,257	10,789,627
Total liabilities	839,582,534	809,518,880

Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,530,527 and 13,190,527 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	90,676,860	67,925,860
Additional paid-in capital	5,525,959	5,279,991
Retained earnings	21,839,887	18,623,952
Accumulated other comprehensive loss	(782,783)	(349,853)
Total shareholders’ equity	117,259,923	91,479,950
Total liabilities and shareholders' equity	$956,842,457	$900,998,830

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
	2018	2017
Interest income
Interest and fees on loans	$10,847,816	$8,929,183
Interest on investment securities	201,516	143,610
Other interest income	130,899	112,240
Total interest income	11,180,231	9,185,033
Interest expense
Interest on deposits	1,533,716	971,206
Interest on borrowed funds	87,546	7,098
Total interest expense	1,621,262	978,304
Net interest income	9,558,969	8,206,729
Provision for loan losses	575,180	541,083
Net interest income after provision for loan losses	8,983,789	7,665,646

Noninterest income
Service charges on deposits	537,445	419,735
Loan servicing fees, net of amortization	323,771	366,215
Gain on sale of loans	988,913	1,192,914
Other income	362,191	264,955
Total noninterest income	2,212,320	2,243,819
Noninterest expense
Salaries and employee benefits	4,210,811	4,023,652
Occupancy and equipment	1,025,692	963,453
Data processing and communication	330,873	331,174
Professional fees	152,100	140,500
FDIC insurance and regulatory assessments	95,627	99,843
Promotion and advertising	145,349	145,682
Directors’ fees	208,887	194,521
Foundation donation and other contributions	329,000	215,300
Other expenses	312,512	274,467
Total noninterest expense	6,810,851	6,388,592
Income before income taxes	4,385,258	3,520,873
Income tax expense	1,169,323	1,375,186
Net income	$3,215,935	$2,145,687
Earnings per share - Basic	$0.23	$0.16
Earnings per share - Diluted	$0.22	$0.15
Other comprehensive loss:
Change in unrealized loss on securities available for sale	(507,616)	(31,102)
Less tax effect	(74,686)	(12,799)
Total other comprehensive loss	(432,930)	(18,303)
Comprehensive income	$2,783,005	$2,127,384

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

For the Three Months ended March 31, 2018 and 2017

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at January 1, 2017	12,896,548	$67,499,310	$4,611,973	$9,387,470	$(214,966)	$81,283,787
Net income	—	—	—	2,145,687	—	2,145,687
Stock issued under stock-based compensation plans	92,680	190,250	—	—	—	190,250
Stock-based compensation	—	—	179,289	—	—	179,289
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(18,304)	(18,304)
Balance at March 31, 2017	12,989,228	$67,689,560	$4,791,262	$11,533,157	$(233,270)	$83,780,709

Balance at January 1, 2018	13,190,527	$67,925,860	$5,279,991	$18,623,952	$(349,853)	$91,479,950
Net income	—	—	—	3,215,935	—	3,215,935
Stock issued under stock offering, net of expenses	2,300,000	22,637,000	—	—	—	22,637,000
Stock issued under stock-based compensation plans	40,000	114,000	—	—	—	114,000
Stock-based compensation	—	—	245,968	—	—	245,968
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(432,930)	(432,930)
Balance at March 31, 2018	15,530,527	$90,676,860	$5,525,959	$21,839,887	$(782,783)	$117,259,923

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$3,215,935	$2,145,687
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	575,180	541,083
Depreciation and amortization of premises and equipment	240,416	263,793
Amortization of net premiums on securities	61,137	83,672
Stock-based compensation	245,968	179,289
Gain on sales of loans	(988,913)	(1,192,914)
Earnings on company owned life insurance	(75,656)	(79,137)
Origination of loans held for sale	(16,818,745)	(16,488,211)
Proceeds from sales of loans held for sale	14,598,457	17,922,971
Amortization of servicing assets	423,859	379,296
Net change in:
Accrued interest receivable	(40,235)	(41,248)
Other assets	(2,915,870)	1,306,291
Accrued interest payable	134,320	54,956
Other liabilities	(44,370)	(2,878,051)
Net cash from operating activities	(1,388,517)	2,197,477
Cash flows from investing activities
Net change in loans receivable	(45,725,629)	(7,781,371)
Proceeds from calls of securities available for sale	1,519,949	1,598,833
Purchase of premises and equipment, net	(467,085)	(19,381)
Purchase of other investments	(13,558)	—
Net cash from investing activities	(44,686,323)	(6,201,919)
Cash flows from financing activities
Net change in deposits	44,973,704	49,263,338
Cash received from stock option exercises	114,000	190,250
Borrowings/(Repayment) of Federal Home Loan Bank advances	(15,000,000)	(10,000,000)
Issuance of common stock, net of expenses	22,637,000	—
Net cash from financing activities	52,724,704	39,453,588
Net change in cash and cash equivalents	6,649,864	35,449,146
Cash and cash equivalents at beginning of period	63,249,952	20,126,028
Cash and cash equivalents at end of period	$69,899,816	$55,575,174
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$—	$2,120,000
Interest	1,486,942	923,348

See accompanying notes to consolidated financial statements

OP BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Business Description

OP Bancorp (the “Company”) is a California corporation whose common stock is quoted on the Nasdaq Global Market under the ticker symbol, “OPBK.” The Company was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. The Company has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, the Company operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. The Company’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. The Company is operating with eight full service branches in Downtown Los Angeles, Los Angeles Fashion District, Los Anageles Koreatown, Gardena, Buena Park and Santa Clara. The Company also has three loan production offices in Seattle, Washington, Dallas, Texas, and Atlanta, Georgia.

On March 27, 2018, the Company completed its initial public offering of common stock, pursuant to which we sold an aggregate of 2,300,000 shares of our common stock at a public offering price of $11.00 per share, for aggregate net proceeds of approximately $22.6 million, after deducting underwriter discounts and commissions paid by us of approximately $1.7 million and other offering expenses of approximately $925,000. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.

Note 2. Summary of Significant Accounting Policies

The following is a summary of certain of the Company’s significant accounting and reporting policies.

Basis of Presentation: The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2017, included in our registration statement on Form S-1 (333-223444) filed with the SEC on March 5, 2018 and declared effective on March 27, 2018.

Use of Estimates:  To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Concentration of Risk:  Most of the Company’s customers are located within Los Angeles County and the surrounding area. The concentration of loans originated in this area may subject the Company to the risk of adverse impacts of economic, regulatory or other developments that could occur in Southern California.  The Company has significant concentration in commercial real estate loans. The Company obtains what it believes to be sufficient collateral to secure potential losses. The extent and value of the collateral obtained varies based upon the details underlying each loan agreement.

Cash Flows:  Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions and Federal Home Loan Bank advances transactions.

Securities:  Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.   Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement, and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Other investments:  Other investments includes the followings : (i) Federal Home Loan Bank (“FHLB”) Stock - the Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income; (ii) Pacific Coast Bankers Bank (“PCBB”) Stock - the Bank is a member of PCBB. PCBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income; and (iii) the Company’s investment in a mutual fund to satisfy the Company’s requirements under the Community Reinvestment Act (“CRA”).  CRA mutual fund is reported at fair value.  Unrealized gains and losses are recognized in earnings.

Loans Held for Sale:  Certain Small Business Administration (“SBA”) loans that may be sold prior to maturity are designated as held for sale at origination and are recorded at the lower of their cost or fair value less costs to sell, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. Origination fees on loans held for sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sales of the related loans. A portion of the premium on sale of SBA loans is recognized as gains on sales of loans at the time of the sale. These loans are generally sold with servicing retained.

Loans Receivable:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable, deferred loan fees and costs, and unearned income.

The accrual of interest income on commercial real estate and other commercial and industrial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial real estate and construction loans. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Income recognition on impaired loans materially conforms to the method the Company uses for income recognition on nonaccrual loans.

Allowance for impaired loans is determined based on the present value of the estimated cash flows or on the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measured fair value is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses, or alternatively, a specific allocation will be established. For consumer loans, management will generally charge off the balance if the loan is 90 days or more past due.

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. For those portfolio segments that the Company does not have sufficient historical data available to track the loss migration, the loss factors are based on the actual loss history experienced by the Company over the most recent five years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Related to the current national and local economic conditions, the Company has considered risk factors including the broad deterioration of property values, reduced consumer and business spending as a result of high unemployment and reduced credit availability, and the lack of confidence in a sustainable recovery.

The following portfolio segments have been identified in the Company’s loan portfolio, and are also representative of the classes within the portfolio: commercial real estate, SBA loans—real estate, SBA loans—non-real estate, commercial and industrial, home mortgage, and consumer. The Company reviews the credit risk exposure of all its portfolio segments by internally assigned grades. The Company categorizes loans into risk grades based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For the home mortgage and consumer portfolio segments, the Company’s primary monitoring tool is reviewing past due listings to determine if the loans are performing.

The determination of the allowance for loan losses is based on estimates that are particularly susceptible to changes in the economic environment and market conditions.

Management believes that as of March 31, 2018 and December 31, 2017 the allowance for loan losses is adequate based on information currently available. If a deterioration in the economy of the Company’s principal market area occurs, the Company’s loan portfolios could be adversely impacted and higher charge-offs and increases in non-performing assets could result. Such an adverse impact could also require a larger allowance for loan losses.

Servicing Assets:  When SBA loans are sold with servicing retained, servicing assets are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Servicing assets are subsequently measured using the amortization method which requires servicing assets to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the assets as compared to their carrying amount. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in the valuation allowances are reported with other income on the income statement. The fair values of servicing rights are subject to fluctuations as a result of changes in estimated and actual prepayment speeds, default rates, and losses.

Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of servicing assets is netted against loan servicing fee income. Late fees and ancillary fees related to loan servicing are not material.

Company Owned Life Insurance:  The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment:  Premises and equipment are stated at cost, less accumulated depreciation. Equipment and furnishings are depreciated over 3 to 10 years, and leasehold improvements are amortized over the lesser of the terms of the respective leases or the estimated useful lives. The straight-line method of depreciation is used for financial reporting purposes. Repairs and maintenance are charged to operating expenses as incurred.

Other Real Estate Owned, Net:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when the legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through the completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at the lower of their cost or fair value less estimated costs to sell. If their fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock-Based Compensation:  Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of the grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Earnings per Common Share:  Basic and diluted earnings per share is based on the two-class method prescribed in ASC Topic 260, Earnings Per Share (ASC 260). Stock options and restricted stock awards are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock-based compensation plans. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the three months ended March 31, 2018 or 2017.

Comprehensive Income/(Loss):  Comprehensive income/(loss) consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of shareholders’ equity, net of tax.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 13—Fair Value of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments:  While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis.

Reclassifications:  Some items in the prior period financial statements were reclassified to conform to the current presentation.  Reclassification had no effect on prior year net income or shareholders’ equity.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2014-9 (ASU 2014-09), Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09.

The majority of the Company’s revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09. The Company adopted the new standard beginning January 1, 2018. The Company completed its analysis for determining the extent ASU 2014-09 will affect its noninterest income, primarily in the area of fees and service charges on deposit accounts and trade finance activities. Based on the analysis performed, the Company did not have a material change in the timing or measurement of revenues related to noninterest income. This guidance did not have a material impact on the Company’s consolidated financial statements.  See Note 12. Revenue Recognition for further details.

Effective January 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01).  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01 include the following:  1)  Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2)  Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3)  Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value.  For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of ASU 2016-01 resulted in a transfer of $2.5 million of mutual funds from securities available for sale to other investments on the consolidted balance sheet.  However, this standard did not have a material impact on the consolidated financial statements. See Note 13 for fair value measurement disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding at March 31, 2018, the Company does not expect this ASU to have a material impact on the income statement, but does anticipate a $12 million increase in assets and liabilities once this ASU becomes effective.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The objective of ASU 2016-13 is to provide financial statement users with decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 includes provisions that require financial assets measured at amortized cost (such as loans and held to maturity (HTM) debt securities) to be presented at the net amount expected to be collected. This will be accomplished through recognition of an estimate of all current expected credit losses. The estimate will include forecasted information for the timeframe that an entity is able to develop reasonable and supportable forecasts. This is a change from the current practice of recognizing incurred losses based on the probable initial recognition threshold under current GAAP. In addition, credit losses on available for sale (AFS) debt securities will be recorded through an allowance for credit losses rather than as a write-down. Under ASU 2016-13, an entity will be able to record reversals of credit losses in current period income when the estimate of credit losses declines, whereas current GAAP prohibits reflecting those improvements in current period earnings.

ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted for fiscal years, including interim periods, beginning after December 15, 2018. ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, including software solutions, data requirements and loss estimation methodologies. While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) (ASU 2017-08). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 requires premiums on purchased callable debt securities that have explicit, noncontingent call features that are callable at fixed prices to be amortized to the earliest call date. There are no accounting changes for securities held at a discount. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. ASU 2017-08 will be applied through a cumulative effect adjustment through equity (modified-retrospective approach). The Company is currently evaluating the effects of ASU 2017-08 on its financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be treated as modifications. Specifically, the new guidance permits companies to make certain changes to awards without accounting for them as modifications. ASU 2017-09 is effective for annual periods beginning after December 31, 2017 and will be applied prospectively to an award modified after the effective date. There have been no changes to the terms and conditions of share-based payment awards, and as a result the adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU permits a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Act. The Company did not elect to apply the provision of ASU 2018-02.

Note 3. Securities

The following table summarizes the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses for available for sale securities at March 31, 2018 and December 31, 2017:

As of March 31, 2018:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government sponsored agency securities	$6,990,015	$—	$(121,935)	$6,868,080
Mortgage-backed securities: residential	13,379,005	—	(391,542)	12,987,463
Collateralized mortgage obligations	17,606,822	—	(597,854)	17,008,968
Total available for sale	$37,975,842	$—	$(1,111,331)	$36,864,511

As of December 31, 2017:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government sponsored agency securities	$6,988,681	$2,001	$(58,674)	$6,932,008
Mortgage-backed securities: residential	14,109,433	—	(168,908)	13,940,525
Collateralized mortgage obligations	18,458,814	—	(345,316)	18,113,498
Other securities	2,518,498	—	(32,818)	2,485,680
Total available for sale	$42,075,426	$2,001	$(605,716)	$41,471,711

There were no sales of securities available for sale in the three months ended March 31, 2018 or 2017. The amortized cost and estimated fair value of securities available for sale at March 31, 2018, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

As of March 31, 2018:	Amortized Cost	Fair Value
Available for sale:
One to five years	$6,990,015	$6,868,080
Mortgage-backed securities: residential	13,379,005	12,987,463
Collateralized mortgage obligations	17,606,822	17,008,968
Total available for sale	$37,975,842	$36,864,511

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
As of March 31, 2018:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Government sponsored agency securities	$4,906,706	$(84,035)	$1,961,374	$(37,900)	$6,868,080	$(121,935)
Mortgage-backed securities: residential	7,352,009	(189,372)	5,635,454	(202,170)	12,987,463	(391,542)
Collateralized mortgage obligations	9,121,786	(295,660)	7,887,182	(302,194)	17,008,968	(597,854)
Total available for sale	$21,380,501	$(569,067)	$15,484,010	$(542,264)	$36,864,511	$(1,111,331)

	Less Than 12 Months		12 Months or Longer		Total
As of December 31, 2017:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Government sponsored agency securities	$3,957,340	$(33,620)	$1,974,139	$(25,054)	$5,931,479	$(58,674)
Mortgage-backed securities: residential	7,954,428	(70,965)	5,986,097	(97,943)	13,940,525	(168,908)
Collateralized mortgage obligations	9,642,028	(138,243)	8,471,469	(207,073)	18,113,497	(345,316)
Other securities	2,485,680	(32,818)	—	—	2,485,680	(32,818)
Total available for sale	$24,039,476	$(275,646)	$16,431,705	$(330,070)	$40,471,181	$(605,716)

The Company believes that the unrealized losses are temporary, arising mainly from fluctuations in interest rates and do not reflect a deterioration of credit quality of the issuers. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The fair value is expected to recover as the securities approach maturity. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.

There were no securities pledged as collateral at March 31, 2018 or December 31, 2017.

Other investments at March 31, 2018 and December 31, 2017, consisted of the following:

	March 31, 2018	December 31, 2017
FHLB stock	$4,096,500	$4,096,500
PCBB stock	190,000	190,000
Mutual fund - CRA qualified	2,532,056	—
Total other investments	$6,818,556	$4,286,500

Effective January 2018, the Company adopted ASU 2016-01 and reclassified a $2.5 million of mutual fund that the Company invested to satisfy the CRA requirements from securities available for sale to other investments, which is reported at fair value. Unrealized losses on this investment are recognized in earnings, but did not have a material impact on the consolidated income statement.

Note 4. Loans

The composition of the loan portfolio was as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Real estate:
Commercial real estate	$455,662,700	$420,759,900
SBA loans—real estate	103,390,716	106,924,278
Total real estate	559,053,416	527,684,178
SBA loans—non-real estate	10,100,567	8,634,879
Commercial and industrial	114,746,789	103,681,574
Home mortgage	106,187,527	104,067,756
Consumer	3,662,731	3,955,514
Gross loans receivable	793,751,030	748,023,901
Allowance for loan losses	(9,716,168)	(9,139,488)
Loans receivable, net	$784,034,862	$738,884,413

No loans were outstanding to related parties as of March 31, 2018. The Company had $10,768 in loans to principal officers, directors, and their affiliates at December 31, 2017.

The activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 was as follows:

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
Three months ended March 31, 2018:
Beginning balance	$4,801,297	$1,082,065	$537,967	$1,265,456	$1,407,742	$44,961	$9,139,488
Provision for loan losses	410,996	(76,299)	(39,340)	315,765	(32,481)	(3,461)	575,180
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	1,500	—	—	—	1,500
Ending balance	$5,212,293	$1,005,766	$500,127	$1,581,221	$1,375,261	$41,500	$9,716,168
Three months ended March 31, 2017:
Beginning balance	$4,217,089	$892,605	$59,032	$1,322,294	$1,363,628	$55,034	$7,909,682
Provision for loan losses	1,898	29,050	452,768	(28,270)	88,140	(2,503)	541,083
Charge-offs	—	—	(75,894)	—	—	—	(75,894)
Recoveries	—	—	5,225	—	—	—	5,225
Ending balance	$4,218,987	$921,655	$441,131	$1,294,024	$1,451,768	$52,531	$8,380,096

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment as of March 31, 2018 and December 31, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
As of March 31, 2018:
Allowance for loan losses:
Commercial real estate	$—	$5,212,293	$5,212,293
SBA loans—real estate	—	1,005,766	1,005,766
SBA loans—non-real estate	361,736	138,391	500,127
Commercial and industrial	553,453	1,027,768	1,581,221
Home mortgage	—	1,375,261	1,375,261
Consumer	—	41,500	41,500
Total	$915,189	$8,800,979	$9,716,168
Loans:
Commercial real estate	$—	$456,753,192	$456,753,192
SBA loans—real estate	—	103,902,484	103,902,484
SBA loans—non-real estate	361,736	9,756,228	10,117,964
Commercial and industrial	1,759,498	113,260,683	115,020,181
Home mortgage	241,163	106,369,554	106,610,717
Consumer	—	3,672,606	3,672,606
Total	$2,362,397	$793,714,747	$796,077,144
As of December 31, 2017:
Allowance for loan losses:
Commercial real estate	$—	$4,801,297	$4,801,297
SBA loans—real estate	—	1,082,065	1,082,065
SBA loans—non-real estate	—	537,967	537,967
Commercial and industrial	353,985	911,471	1,265,456
Home mortgage	—	1,407,742	1,407,742
Consumer	—	44,961	44,961
Total	$353,985	$8,785,503	$9,139,488
Loans:
Commercial real estate	$—	$421,811,734	$421,811,734
SBA loans—real estate	—	107,427,788	107,427,788
SBA loans—non-real estate	—	8,655,808	8,655,808
Commercial and industrial	353,985	103,601,098	103,955,083
Home mortgage	241,164	104,239,551	104,480,715
Consumer	20,763	3,946,491	3,967,254
Total	$615,912	$749,682,470	$750,298,382

The following table presents information related to impaired loans by class of loans as of and for the three ended March 31, 2018 and 2017. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the three months ended March 31, 2018:
With no related allowance recorded:
Commercial and industrial	$749,368	$—	$749,368	$10,356
Home mortgage	241,163	—	241,163	—
With an allowance recorded:
SBA loans—non-real estate	361,736	361,736	361,736	—
Commercial and industrial	1,010,130	553,453	1,023,052	13,740
	$2,362,397	$915,189	$2,375,319	$24,096
As of and for the three months ended March 31, 2017:
With no related allowance recorded:
Home mortgage	$811,490	$—	$813,020	$11,265
With an allowance recorded:
SBA loans—non-real estate	388,736	388,736	388,736	—
Commercial and industrial	363,700	363,700	365,510	3,926
	$1,563,926	$752,436	$1,567,266	$15,191

The difference between interest income recognized and cash basis interest recognized was immaterial.

The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest by class of loans as of March 31, and December 31, 2017:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
As of March 31, 2018:
Home mortgage	$241,163	$—	$241,163
Total	$241,163	$—	$241,163
As of December 31, 2017:
Home mortgage	$662,365	$—	$662,365
Consumer	20,763	—	20,763
Total	$683,128	$—	$683,128

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of March 31, 2018:
Commercial real estate	$—	$—	$—	$—	$456,753,192	$456,753,192
SBA—real estate	139,659	—	—	139,659	103,762,825	103,902,484
SBA—non-real estate	86,905	—	—	86,905	10,031,059	10,117,964
Commercial and industrial	—	—	—	—	115,020,181	115,020,181
Home mortgage	—	—	241,163	241,163	106,369,554	106,610,717
Consumer	—	—	—	—	3,672,606	3,672,606
	$226,564	$—	$241,163	$467,727	$795,609,417	$796,077,144
As of December 31, 2017:
Commercial real estate	$—	$—	$—	$—	$421,811,734	$421,811,734
SBA—real estate	139,806	—	—	139,806	107,287,982	107,427,788
SBA—non-real estate	61,611	—	—	61,611	8,594,197	8,655,808
Commercial and industrial	—	—	—	—	103,955,083	103,955,083
Home mortgage	—	—	662,365	662,365	103,818,350	104,480,715
Consumer	—	—	—	—	3,967,254	3,967,254
	$201,417	$—	$662,365	$863,782	$749,434,600	$750,298,382

Troubled Debt Restructurings: As of March 31, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $351,185 and $353,985, respectively. The Company has allocated $351,185 and $353,985 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2018 and December 31, 2017, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as troubled debt restructurings. There were no new loans identified as trouble debt restructurings during the three months ended March 31, 2018 or December 31, 2017. There were no payment defaults during the three months ended March 31, 2018 or December 31, 2017 of loans that had been modified as troubled debt restructurings within the previous twelve months.

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For consumer loans, a credit grade is established at inception, and generally only adjusted based on performance. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention—Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard—Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
As of March 31, 2018:
Commercial real estate	$456,753,192	$—	$—	$—	$456,753,192
SBA loans—real estate	102,575,944	—	1,326,540	—	103,902,484
SBA loans—non-real estate	9,982,402	107,166	28,396	—	10,117,964
Commercial and industrial	113,260,683	—	1,759,498	—	115,020,181
Home mortgage	106,369,554	—	241,163	—	106,610,717
Consumer	3,672,606	—	—	—	3,672,606
	$792,614,381	$107,166	$3,355,597	$—	$796,077,144
As of December 31, 2017:
Commercial real estate	$421,811,734	$—	$—	$—	$421,811,734
SBA loans—real estate	106,405,966	—	1,021,822	—	107,427,788
SBA loans—non-real estate	8,594,375	32,702	28,731	—	8,655,808
Commercial and industrial	103,601,098	—	353,985	—	103,955,083
Home mortgage	103,818,350	—	662,365	—	104,480,715
Consumer	3,946,491	—	20,763	—	3,967,254
	$748,178,014	$32,702	$2,087,666	$—	$750,298,382

Note 5. Premises and equipment

The Company’s premises and equipment consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Leasehold improvements	$5,394,244	$5,061,520
Furniture and fixtures	2,552,850	2,492,623
Equipment and others	1,748,899	1,677,175
Total cost	9,695,993	9,231,318
Accumulated depreciation	(4,988,532)	(4,750,526)
Net book value	$4,707,461	$4,480,792

Total depreciation expense included in occupancy and equipment expenses was $240,416, and $263,793 for the three months ended March 31, 2018 and 2017, respectively.

Note 6. Servicing Assets

Activity for loan servicing assets during the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Beginning balance	$6,771,097	$6,782,555
Additions	377,562	479,654
Amortized to expense	(423,859)	(379,296)
Ending balance	$6,724,800	$6,882,913

There was no valuation allowance recorded against the carrying value of the servicing assets as of March 31, 2018 or 2017.

The fair value of the servicing assets was $8,296,183 at March 31, 2018, which was determined using discount rates ranging from 4.15% to 10.40% and prepayment speeds ranging from 11.1% to 11.8%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8,940,415 at March 31, 2017, which was determined using discount rates ranging from 4.47% to 10.72% and prepayment speeds ranging from 9.7% to 10.6%, depending on the stratification of the specific assets.

Note 7. Deposits

Time deposits that exceed the FDIC insurance limit of $250,000 at March 31, 2018 and December 31, 2017 were $124,637,331 and $108,952,059, respectively.

The scheduled maturities of time deposits were as follows at March 31, 2018:

March 31, 2018
2018 remaining	$184,486,181
2019	78,181,973
2020	884,212
Thereafter	295,679
Total	$263,848,045

Deposits from principal officers, directors, and their affiliates at March 31, 2018 and December 31, 2017 were $1,614,564 and $1,068,580, respectively.

Note 8. Borrowing arrangements

As of March 31, 2018, the Company had a $10 million advance outstanding from the Federal Home Loan Bank of San Francisco. The maturity date of this advance was April 2, 2018 and the interest rate on the advances was 1.87%. The advance was paid off on April 2, 2018 as scheduled. In addition, the Company has a letter of credit with the FHLB in the amount of $49,000,000 to secure a public deposit.

The Company had available borrowings from the following institutions as of March 31, 2018:

March 31, 2018
Federal Home Loan Bank—San Francisco	$166,242,000
Federal Reserve Bank	96,607,000
Pacific Coast Bankers Bank	4,000,000
Zions Bank	5,500,000
Total	$272,349,000

The Company has pledged approximately $640,624,000 of loans as collateral for these lines of credit as of March 31, 2018.

Note 9. Income Taxes

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. U.S. generally accepted accounting principles required companies to re-measure certain tax-related assets and liabilities as of the date of enactment of the new legislation with resulting tax effects accounted for in the reporting period of enactment.  The Company concluded that the enactment of the Tax Act caused its net deferred tax assets (“DTA”) to be re-measured at the new lower tax rate.  The Company performed an analysis and determined the value of the net DTA should be reduced by $1.3 million, which was recognized as a one-time, incremental income tax expense in the fourth quarter of 2017.

The Company’s income tax expense was $1.2 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate was 26.7 percent and 39.1 percent for the three months ended March 31, 2018 and 2017, respectively. The significant decrease in the effective tax rate for the first quarter of 2018 was due to the enactment the Tax Act.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2014 and for state taxing authorities for tax years prior to 2013.

There were no significant unrealized tax benefits recorded as of March 31, 2018 and 2017, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

Note 10. Commitments and Contingencies

Lease Commitments: The Company leases its headquarters and office facilities from nonaffiliated parties under operating leases. Rent expense for the three months ended March 31, 2018 and December 31, 2017 was $521,782 and $471,884, respectively. Rent commitments related to the lease of the Company’s main office and branch facilities, before considering renewal options and additional lessor charges, were as follows:

2018 remaining	$1,231,143
2019	1,737,769
2020	1,779,970
2021	1,830,979
2022	1,825,952
Thereafter	3,797,971
Total	$12,203,784

Off-Balance-Sheet Credit Risk: The commitments and contingent liabilities include various commitments to extend credit and standby letters of credit, which arise in the normal course of business. Commitments to extend credit are legally binding loan commitments with set expiration dates. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. They are intended to be disbursed, subject to certain conditions, upon request of the borrower.

The Company evaluates the creditworthiness of each customer. Collateral, if deemed necessary by the Company upon the extension of credit, is obtained based on management’s evaluation of the borrower. Collateral for commercial and industrial loans may vary, but may include securities, accounts receivable, inventory, property, plant and equipment, and income producing commercial or other properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31, 2018	December 31, 2017
Commitments to extend credit	$53,060,000	$60,748,000
Standby letter of credit	1,937,000	1,627,000
Commercial letter of credit	1,479,000	1,608,000
Total undisbursed loan commitments	$56,476,000	$63,983,000

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Note 11. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of March 31, 2018, as described further below. Total compensation cost that has been charged against earnings for these plans in the three months ended March 31, 2018 and 2017 was $245,968 and $179,289, respectively.

2005 Plan: In 2005, the Board of Directors and shareholders of the Bank approved a stock option plan for the benefit of directors and employees of the Bank (the “2005 Plan”). The 2005 Plan was assumed by the Company in 2016 at the time of the bank holding company reorganization. Under the 2005 Plan, the Bank was authorized to grant options to purchase up to 770,000 shares of the Company’s common stock. The exercise prices of the options may not be less than 100 percent of the fair value of the Company’s common stock at the date of grant.

The options, when granted, vest either immediately or ratably over five years from the date of the grant and expire after ten years if not exercised.

There were no stock options granted under the 2005 Plan during the three months ended March 31, 2018 or 2017.

A summary of the transactions under the 2005 Plan for the three months ended March 31, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding, as of January 1, 2018	335,000	$3.99
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2018	335,000	3.99	$2,832,700
Fully vested and expected to vest	328,500	3.95	$2,791,960
Vested	309,000	$3.81	$2,669,740

Information related to the 2005 Plan for the periods indicated follows:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Intrinsic value of options exercised	$—	$115,250
Cash received from option exercises	—	76,250
Tax benefit realized from option exercised	—	—

There were no shares available for grant under the 2005 Plan as of March 31, 2018. The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at March 31, 2018 was 3.31 years. The weighted average remaining contractual term of stock options that were exercisable at March 31, 2018 was 3.12 years.

As of March 31, 2018, the Company had approximately $15,983 of unrecognized compensation costs related to unvested stock options under the 2005 Plan. The Company expects to recognize these costs over a weighted average period of 0.50 year.

2010 Plan: In 2010, the Board of Directors of the Bank approved a new equity incentive plan for granting stock options and restricted stock awards to key employees, officers, and non-employee directors of the Bank (the “2010 Plan”). In 2013, the 2010 Plan was amended and approved by the shareholders to increase the number of shares authorized to be issued under from 1,350,000 shares to 2,500,000 shares of common stock. The 2010 Plan was assumed by the Company in 2016 at the time of the bank holding company reorganization.

The exercise prices of stock options granted under the plan may not be less than 100 percent of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. Option prices under the 2010 Plan are to be equal to the fair value of the Company’s common stock on the date of grant. There were no stock options granted under the 2010 Plan during the three months ended March 31, 2018 or 2017.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. Awards which were granted in the three months ended March 31, 2018 and 2017 are not subject to vesting provisions. Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options issued under the 2010 Plan for the three months ended March 31, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding, as of January 1, 2018	795,000	$4.22
Options granted	—	—
Options exercised	(40,000)	2.85
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2018	755,000	4.29	$6,160,100
Fully vested and expected to vest	725,000	4.14	$6,026,600
Vested	635,000	$3.59	$5,626,100

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Intrinsic value of options exercised	$286,000	$176,000
Cash received from option exercises	114,000	114,000
Tax benefit realized from option exercised	72,608	57,020

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at March 31, 2018 was 3.50 years. The weighted average remaining contractual term of stock options that were exercisable at March 31, 2018 was 3.03 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the three months ended March 31, 2018 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2018	453,500	$5.95
Awards granted	—	—
Awards vested	—	—
Awards forfeited	—	—
Non-vested, as of March 31, 2018	453,500	$5.95	$5,646,075

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Tax benefit realized from awards vested	$—	$91,080

There were 218,605 shares available for grant under the 2010 Plan as of March 31, 2018 (in either stock options or restricted stock awards). As of March 31, 2017, the Company had approximately $2,264,155 of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 2.13 years. No shares were vested in the three months ended March 31, 2018.

Note 12. Revenue Recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, as well as revenue related to our mortgage servicing activities and revenue on bank owned life insurance, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. $193,000 or 1.6% of total revenues in the three months ended March 31, 2018, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well  as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. $344,000, or 2.9% of total revenues in the three months ended March 31, 2018, of service charges on deposits is from overdraft and NSF fees.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $77,000, or 0.7% of total revenues for the three months ended March 31, 2018, is included in other income in noninterest income.

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no revenues were generated from gains and losses on the sale of OREO for the three months ended March 31, 2018.

Other revenue streams that are recorded in other income in noninterest income include revenue generated from letters of credit and income on bank owned life insurance. These revenue streams are either not material or out of scope of ASC 606.

Note 13. Fair Value of Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Securities Available for Sale: The fair values of investment securities are determined by matrix pricing, which is a mathematical technique used to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management obtains the fair values of investment securities on a monthly basis from a third-party pricing service.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s judgment, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the credit department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Assets and liabilities measured at fair value on a recurring basis at March 31 2018 and December 31, 2017 are summarized below:

		Fair Value Measuring Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2018:
U.S. Government sponsored agency securities	$6,868,080	$—	$6,868,080	$—
Mortgage-backed securities - residential	12,987,463	—	12,987,463	—
Collateralized mortgage obligations	17,008,968	—	17,008,968	—
Other investments:
Mutual fund - CRA qualified	2,532,056	2,532,056	—	—

As of December 31, 2017:
U.S. Government sponsored agency securities	$6,932,008	$—	$6,932,008	$—
Mortgage-backed securities - residential	13,940,525	—	13,940,525	—
Collateralized mortgage obligations	18,113,498	—	18,113,498	—
Other securities	2,485,680	2,485,680	—	—

There were no transfers between level 1 and level 2 in the three months ended March 31, 2018 or 2017. There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2018 or 2017.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value, at March 31, 2018 are as follows:

As of March 31, 2018:	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$69,899,816	$69,899,816	$—	$—	$69,899,816
Loans held for sale	18,570,944	—	20,270,185	—	20,270,185
Loans receivable, net	784,034,862	—	—	779,565,863	779,565,863
Accrued interest receivable	2,503,721	—	177,607	2,326,114	2,503,721
Other investments:
FHLB and PCBB stock	4,286,500	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$818,279,718	$—	$817,655,673	$—	$817,655,673
FHLB Advances	10,000,000	—	10,000,000	—	10,000,000
Accrued interest payable	557,559	—	557,559	—	557,559

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2017 are as follows:

As of December 31, 2017:	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$63,249,952	$63,249,952	$—	$—	$63,249,952
Loans held for sale	15,739,305	—	17,203,060	—	17,203,060
Loans receivable, net	738,884,413	—	—	731,436,572	731,436,572
Accrued interest receivable	2,463,486	—	189,005	2,274,481	2,463,486
FHLB and PCBB stock	4,286,500	N/A	N/A	N/A	N/A

Financial Liabilities:
Deposit	$773,306,014	$—	$773,071,521	$—	$773,071,521
FHLB Advances	25,000,000	—	25,000,000	—	25,000,000
Accrued interest payable	423,239	—	423,239	—	423,239

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

(a) Cash and Cash equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) Loans Held for Sale

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(c) Loans Receivable, Net

Fair values of loans, excluding loans held for sale, are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2017 and estimated using discounted cash flow analyses. The estimation of fair values of loans results in a Level 3 classification as it requires various assumptions and considerable judgement to incorporate factors relevant when selling loans to market participants, such as funding costs, return requirements of likely buyers and performance expectations of the loans given the current market environment and quality of loans.   Estimated fair value of loans carried at cost at December 31, 2017 were based on an entry price notion.

(d) Other Investments

Fair value of CRA qualified mutual fund is readily determinable using quoted prices and is classified as Level 1.  It is not practical to determine the fair value of FHLB and PCBB stock due to restrictions placed on their transferability.

(e) Deposits

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(f) Federal Home Loan Bank Advances

The fair values of Federal Home Loan Bank Advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value and are classified within the same fair value hierarchy level as the related asset or liability.

(h) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Note 14. Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffers for 2016, 2017 and 2018 are 0.625%, 1.25% and 1.875%, respectively. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2018 and December 31, 2017, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios, exclusive of the capital conservation buffer, are presented below at March 31, 2018 and December 31, 2017:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$127,461	16.17%	$63,057	8.00%	N/A	N/A
Bank	127,394	16.16%	63,051	8.00%	78,814	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	117,681	14.93%	47,292	6.00%	N/A	N/A
Bank	117,614	14.92%	47,288	6.00%	63,051	8.00%
Common equity Tier 1 capital
(to risk-weighted assets)
Consolidated	117,681	14.93%	35,469	4.50%	N/A	N/A
Bank	117,614	14.92%	35,466	4.50%	51,229	6.50%
Tier 1 capital (to average assets)
Consolidated	117,681	13.09%	35,962	4.00%	N/A	N/A
Bank	117,614	13.09%	35,950	4.00%	44,938	5.00%

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total capital (to risk-weighted assets)
Consolidated	$100,713	13.49%	$59,729	8.00%	N/A	N/A
Bank	100,648	13.48%	59,726	8.00%	74,658	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	91,510	12.26%	44,797	6.00%	N/A	N/A
Bank	91,445	12.25%	44,795	6.00%	59,726	8.00%
Common equity Tier 1 capital
(to risk-weighted assets)
Consolidated	91,510	12.26%	33,597	4.50%	N/A	N/A
Bank	91,445	12.25%	33,596	4.50%	48,528	6.50%
Tier 1 capital (to average assets)
Consolidated	91,510	10.46%	35,009	4.00%	N/A	N/A
Bank	91,445	10.45%	35,007	4.00%	43,759	5.00%

Note 15. Earnings per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shares are allocated between common shares and participating securities. The Company’s restricted stock awards are considered participating securities as the unvested awards have non-forfeitable rights to dividends, paid or unpaid, on unvested awards. The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31,
	2018	2017
Basic
Net income	$3,215,935	$2,145,687
Undistributed earnings allocated to participating securities	(106,101)	(98,007)
Net income allocated to common shares	3,109,834	2,047,680
Weighted average common shares outstanding	13,292,083	12,925,946
Basic earnings per common share	$0.23	$0.16
Diluted
Net income allocated to common shares	$3,109,834	$2,047,680
Weighted average common shares outstanding for basic earnings per common share	13,292,083	12,925,946
Add: Dilutive effects of assumed exercises of stock options	534,873	415,349
Average shares and dilutive potential common shares	13,826,956	13,341,295
Diluted earnings per common share	$0.22	$0.15

No shares of common stock were antidilutive for the three months ended March 31, 2018. Stock options and restricted stock awards for 525,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2017 because they were antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our registration statement on Form S-1 filed with the SEC for the year ended December 31, 2017 and our unaudited consolidated financial statements and related notes included in this quarterly report on Form 10-Q.

Completion of Initial Public Offering

On March 27, 2018, we completed our initial public offering of common stock, pursuant to which we sold an aggregate of 2,300,000 shares of our common stock at a public offering price of $11.00 per share, for aggregate net proceeds of approximately $22.6 million, after deducting underwriter discounts and commissions paid by us of approximately $1.7 million and other offering expenses of approximately $925,000. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statement. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 2 of our unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The ALL is maintained at a level that management believes is appropriate to provide for known and inherent incurred loan losses as of the date of the consolidated balance sheet and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are determined on an individual loan basis.

The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses available information to recognize losses on loans, changes in economic or other conditions may necessitate revision of the estimate in future periods.

Servicing Assets

Servicing assets are recognized separately when loans are sold and the rights to service loans are retained. When loans are sold, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing assets.

Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of servicing assets is netted against loan servicing fee income. Late fees and ancillary fees related to loan servicing are not material.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities an assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. See Note 9 of our unaudited consolidated financial statements included in this quarterly report on Form 10-Q, for additional information. A valuation allowance for deferred tax assets may be required in the future if the amounts of taxes recoverable through loss carry backs decline, if we project lower levels of future taxable income, or we project lower levels of tax planning strategies. Such valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Selected Financial Data

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	As of or for the Three Months Ended
	March 31,	March 31,
	2018	2017
Income Statement Data:
Interest income	$11,180	$9,185
Interest expense	1,621	978
Net interest income	9,559	8,207
Provision for loan losses	575	541
Noninterest income	2,212	2,244
Noninterest expense	6,811	6,389
Income before taxes	4,385	3,521
Provision for income taxes	1,169	1,375
Net Income	$3,216	$2,146
Diluted earnings per share	$0.22	$0.15
Balance Sheet Data:
Loans held for sale	$18,571	$925
Gross loans, net of unearned income	793,751	681,937
Allowance for loan losses	9,716	8,380
Total assets	956,842	800,188
Deposits	818,280	711,047
Shareholders’ equity	117,260	83,781
Performance Ratios:
Return on average assets (annualized)	1.43%	1.10%
Return on average equity (annualized)	13.64%	10.39%
Net interest margin (annualized)	4.56%	4.47%
Efficiency ratio (1)	57.86%	61.13%
Credit Quality:
Nonperforming loans	$592	$364
Nonperforming assets	592	364
Net charge-offs to average gross loans (annualized)	0.00%	0.04%
Nonperforming assets to gross loans plus OREO	0.07%	0.05%
ALL to nonperforming loans	1641%	2302%
ALL to gross loans	1.22%	1.23%
Capital Ratios:
Leverage ratio	13.09%	10.74%
Common equity tier 1 ratio	14.93%	12.41%
Tier 1 risk-based capital ratio	14.93%	12.41%
Total risk-based capital ratio	16.17%	13.66%

(1) Represents noninterest expense divided by the sum of net interest income and noninterest income.

Results of Operations—Comparison for the Three Months Ended March 31, 2018 and March 31, 2017

The following discussion of our results of operations compares the three months ended March 31, 2018 to the three months ended March 31, 2017.

We reported net income for the three months ended March 31, 2018 of $3.2 million compared to net income of $2.1 million for the three months ended March 31, 2017. The increase was primarily due to a $1.4 million increase in net interest income, partially offset by a $422,000 increase in noninterest expense.

Net Interest Income

The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three months Ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$21,887	$144	2.64%	$22,169	$112	2.03%
Securities available for sale	38,211	188	1.97	34,749	144	1.65
Total investments	60,098	332	2.21	56,918	256	1.80
Real estate	444,224	5,535	5.05	362,083	4,245	4.75
SBA	134,935	2,550	7.67	114,699	2,023	7.15
C & I	100,187	1,366	5.53	98,436	1,230	5.07
Home Mortgage	104,254	1,345	5.16	105,062	1,367	5.21
Consumer	3,630	52	5.68	4,814	64	5.46
Loans (2)	787,230	10,848	5.58	685,094	8,929	5.27
Total earning assets	847,328	11,180	5.34	742,012	9,185	5.01
Noninterest-earning assets	52,084			37,887
Total assets	899,412			779,899

Interest-bearing liabilities:
NOW and savings deposits	6,404	4	0.25%	5,457	3	0.25%
Money market deposits	260,912	708	1.10	258,434	544	0.85
Time deposits	243,597	822	1.37	187,613	424	0.92
Total interest-bearing deposits	510,913	1,534	1.22	451,504	971	0.87
Borrowings	23,779	87	1.49	4,233	7	0.68
Total interest-bearing liabilities	534,692	1,621	1.23	455,737	978	0.87
Noninterest-bearing liabilities:
Noninterest-bearing deposits	260,221			236,194
Other noninterest-bearing liabilities	10,180			5,386
Total noninterest-bearing liabilities	270,401			241,580
Shareholders’ equity	94,319			82,582
Total liabilities and shareholders’ equity	$899,412			$779,899
Net interest income / interest rate spreads		$9,559	4.11%		$8,207	4.14%
Net interest margin			4.56%			4.47%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$771,134	$1,534	0.81%	$687,698	$971	0.57%
Total funding liabilities / cost of funds	$794,913	$1,622	0.83%	$691,931	$978	0.57%

(1)

Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank (“PCBB”) stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.

(2)	Average loan balances include non-accrual loans and loans held for sale.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables set forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volume and rate have been allocated to volume.

	Three Months Ended March 31,
	2018 over 2017
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$(1)	$33	$32
Securities available for sale	15	29	44
Total investments	14	62	76
Real estate	1,009	281	1,290
SBA	373	154	527
C & I	22	114	136
Home Mortgage	(10)	(12)	(22)
Consumer	(15)	3	(12)
Loans	1,379	540	1,919
Total earning assets	1,393	602	1,995

NOW and savings deposits	1	-	1
Money market deposits	5	159	164
Time deposits	151	247	398
Total interest-bearing deposits	157	406	563
Borrowings	64	16	80
Total interest-bearing liabilities	221	422	643

Net interest income	$1,172	$180	$1,352

Interest income increased $2.0 million, or 21.7%, to $11.2 million for the three months ended March 31, 2018 from $9.2 million for the same period in 2017. Interest expense increased $643,000, or 65.7%, to $1.6 million for the three months ended March 31, 2018 from $978,000 for the same period in 2017. For the three months ended March 31, 2018, net interest income increased $1.4 million, or 16.5%, to $9.6 million compared to $8.2 million for the same period in 2017. The increase in net interest income was primarily attributable to the growth in average loans and the increase in the average yield on loans, partially offset by the growth in average interest-bearing deposits and higher rates paid on interest-bearing deposits. The net interest spread and net interest margin for the three months ended March 31, 2018 were 4.11% and 4.56%, respectively, compared with 4.14% and 4.47%, respectively, for the same period in 2017.

Average loans increased $102.1 million, or 14.9%, to $787.2 million for the three months ended March 31, 2018 from $685.1 million for the same period in 2017. Average securities increased $5.9 million, or 17.1%, to $40.7 million for the three months ended March 31, 2018 from $34.8 million for the same period in 2017. Average interest-earning assets increased $105.3 million, or 14.2%, to $847.3 million for the three months ended March 31, 2018 from $742.0 million for the same period in 2017. The increase in average loans was primarily due to new loan production, and the increase in average securities was due to securities purchases. Average interest-bearing liabilities increased $79.0 million, or 17.3 percent, to $534.7 million for the three months ended March 31, 2018, compared with $455.7 million for the same period in 2017. The increase in average interest-bearing liabilities resulted primarily from an increase in average time deposits and borrowings. Average noninterest-bearing demand deposits increased $24.0 million, or 10.2%, to $260.2 million for the three months ended March 31, 2018 compared to $236.2 million for the same period in 2017.

The average yield on loans increased 31 basis points to 5.58% for the three months ended March 31, 2018 from 5.27% for the same period in 2017, primarily due to cumulative market rate increases by the Federal Reserve of 75 basis points through three rate hikes of 25 basis points in each of June 2017, December 2017 and March 2018. The average yield on securities increased 33 basis points to 1.98% for the three months ended March 31, 2018 from 1.65% for the same period in 2017, attributable primarily to purchasing higher yielding securities. The average yield on interest-earning assets increased 33 basis points to 5.34% for the three months ended March

31, 2018 from 5.01% for the same period in 2017. The average cost of interest-bearing liabilities increased 36 basis points to 1.23% for the three months ended March 31, 2018 from 0.87% for the same period in 2017.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We establish an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for loan losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market area.

The provision for loan losses for the three months ended March 31, 2018 was $575,000 compared to $541,000 for the same period in 2017, an increase of $34,000, or 6.3%. The increase was primarily due to a $111.9 million, or 16.4%, increase in gross loans to $793.8 million at March 31, 2018 from $681.9 million at March 31, 2017. The allowance for loan losses as a percentage of gross loans was 1.22% and 1.23% at March 31, 2018 and 2017, respectively.

Noninterest Income

On January 1, 2018 the Company adopted ASC Topic 606, as revised under ASUs 2014-09, 2014-08 and 2016-20, and noninterest income disclosures for periods beginning after January 1, 2018 are presented under revised ASC Topic 606.  The adoption of this standard did not have a material impact on interest income.

While interest income remains the largest single component of total revenues, noninterest income is also an important component. A portion of our noninterest income is associated with SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid. Other sources of noninterest income include loan servicing fees, service charges and fees, and gains on the sale of securities.

Noninterest income for the three months ended March 31, 2018 was $2.21 million, a decrease of $32,000, or 1.4%, compared to $2.24 million for the same period in 2017. The decrease was primarily attributable to decreased gains on sale of SBA loans, partially offset by increased service charges on deposit accounts. Gains on SBA loan sales were $989,000 for the three months ended March 31, 2018, a decrease of $204,000 from $1.2 million from the same period in 2017 as the volume of loan sales decreased to $13.4 million from $16.4 million in the same period in 2017. Service charges on deposit accounts increased $117,000 to $537,000 in the three months ended March 31, 2018 compared to $420,000 thousand in the same period in 2018, primarily due to increased activities on noninterest bearing deposit accounts.

The following table sets forth the various components of our noninterest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$537	$420	$117
Loan servicing fees, net of amortization	324	366	(42)
Gain on sale of loans	989	1,193	(204)
Other income and fees	362	265	97
Total noninterest income	$2,212	$2,244	$(32)

Noninterest Expense

Noninterest expense for the three months ended March 31, 2018 was $6.8 million compared to $6.4 million for the same period in 2017, an increase of $422,000, or 6.6%. The increase was primarily attributable to increased salaries and employee benefits, occupancy expense, and our contribution to the Open Stewardship Foundation (“Foundation”).

The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$4,211	$4,024	$187
Occupancy and equipment	1,026	963	63
Data processing and communication	331	331	-
Professional fees	152	141	11
FDIC insurance and regulatory assessments	96	100	(4)
Promotion and advertising	145	146	(1)
Directors' fees and stock-based compensation	209	195	14
Foundation donation and other contributions	329	215	114
Other expenses	312	274	38
Total noninterest expense	6,811	6,389	422

Salaries and employee benefits expense for the three months ended March 31, 2017 increased $187,000, or 4.6%, to $4.2 million from $4.0 million for the same period in 2017. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 136.5 and 129.6 in the three months ended March 31, 2018 and 2017, respectively.

Occupancy and equipment expense increased $63,000, or 6.5%, to $1.0 million for the three months ended March 31, 2018 compared to $963,000 for the same period in 2017. The increase was primarily due to the commencement of the lease for the Santa Clara office in mid-2017 which opened in April 2018, and the increased rental expense from the lease renewals of the Fashion District and Gardena Offices in 2017.

Our aggregate donations to the Foundation and other charitable and community contributions for the three months ended March 31, 2018 were $329,000 compared to $215,000 for the same period in 2017, an increase of $114,000, or 53.0%. The increase was due to increased donation accruals for the Foundation, which is directly proportionate to the growth in our after tax income. On an annual basis, we donate 10% of our consolidated net income after taxes to the Foundation.

Income Tax Expense

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. U.S. generally accepted accounting principles required companies to re-measure certain tax-related assets and liabilities as of the date of enactment of the new legislation with resulting tax effects accounted for in the reporting period of enactment. The Company concluded that the enactment of the Tax Act caused its net deferred tax assets (“DTA”) to be re-measured at the new lower tax rate.  The Company performed an analysis and determined the value of the net DTA should be reduced by $1.3 million, which was recognized as a one-time, incremental income tax expense in the fourth quarter of 2017.

Income tax expense was $1.2 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate was 26.7 percent and 39.1 percent for the three months ended March 31, 2018 and 2017, respectively. The significant decrease in the effective tax rate was primarily attributable to the enactment the Tax Act.

Financial Condition

Total assets increased $55.8 million, or 6.2%, to $956.8 million at March 31, 2018 compared to $901.0 million at December 31, 2017. This increase primarily resulted from an increase of $45.8 million, or 6.1%, in gross loans and an increase of $6.6 million in cash and cash equivalents. We funded our asset growth primarily with an increase of $45.0 million in deposits and a $22.6 million of net proceeds from our initial public offering on March 29, 2018, partially offset by a decrease of $15.0 million in FHLB advances.

Investment portfolio

The securities portfolio is the second largest component of our interest earning assets, and the structure and composition of this portfolio is important to an analysis of our financial condition. The portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it provides liquidity to even out cash flows from the loan and deposit activities of customers; (iii) it can be used as an interest rate risk management tool, because it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and our other funding sources; and (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

We classify our securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

All of the securities in our investment portfolio were classified as available-for-sale at March 31, 2018. There were no held-to-maturity securities in our investment portfolio at March 31, 2018. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available-for-sale decreased $4.6 million, or 11.1%, to $36.9 million at March 31, 2018 from $41.5 million at December 31, 2017, due to the paydowns on home mortgage-backed securities and collateralized mortgage obligations and the reclassification of CRA qualified mutual fund to other investments following the adoption of ASU 2016-01 effective January 2018. No issuer of the available-for-sale securities, other than FNMA and FHLMC, comprised more than ten percent of our shareholders’ equity as of March 31, 2018 or December 31, 2017.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	March 31, 2018			December 31, 2017
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$6,990	$6,868	$(122)	$6,989	$6,932	$(57)
Mortgage-backed securities: residential	13,379	12,988	(391)	14,109	13,941	(168)
Collateralized mortgage obligations	17,607	17,009	(598)	18,459	18,113	(346)
Other securities	—	—	—	2,518	2,486	(32)
Total available for sale	$37,976	$36,865	$(1,111)	$42,075	$41,472	$(603)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2018, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We have no securities with contractual maturities due in one year or less as of March 31, 2018.

	As of March 31, 2018
	Due after One Year		Due after Five Years
	Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$6,990	1.68%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	5,207	1.98%	8,172	1.89%
Collateralized mortgage obligations	—	—%	—	—%	17,607	2.03%
Total available for sale	$6,990	1.68%	$5,207	1.98%	$25,779	1.82%

We have not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

Our loans represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition.

At March 31, 2018, gross loans including deferred costs totaled $793.8 million compared to $748.0 million at December 31, 2017, an increase of $45.8 million, or 6.1%. The increase in our gross loans resulted from organic growth in most of our loan categories.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$455,663	57%	$420,760	56%
SBA loan - real estate	103,390	13%	106,924	14%
Total real estate	559,053	70%	527,684	70%
SBA loan - non-real estate	10,101	1%	8,635	1%
Commercial and industrial	114,747	15%	103,681	14%
Home mortgage	106,188	13%	104,068	14%
Consumer	3,662	1%	3,955	1%
Gross loans	793,751	100%	748,023	100%
Allowance for loan losses	(9,716)		(9,139)
Net loans	$784,035		$738,884

The following tables presents the maturity distribution of our loans as of March 31, 2018 and December 31, 2017. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of March 31, 2018
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$25,358	$48,475	$187,024	$88,936	$44,699	$61,171	$455,663
SBA loans - real estate	—	—	—	—	—	103,390	103,390
Total real estate	25,358	48,475	187,024	88,936	44,699	164,561	559,053
SBA loan - non-real estate	—	—	—	759	—	9,342	10,101
Commercial and industrial	—	69,969	1,905	28,100	—	14,773	114,747
Home mortgage	—	—	—	—	106,188	—	106,188
Consumer	—	1,651	9	1,111	—	891	3,662
Gross loans	$25,358	$120,095	$188,938	$118,906	$150,887	$189,567	$793,751

	As of December 31, 2017
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$24,364	$38,629	$171,457	$88,328	$39,120	$58,862	$420,760
SBA loans - real estate	—	—	—	—	—	106,924	106,924
Total real estate	24,364	38,629	171,457	88,328	39,120	165,786	527,684
SBA loan - non-real estate	—	—	—	764	—	7,871	8,635
Commercial and industrial	—	58,900	2,188	25,876	—	16,717	103,681
Home mortgage	—	—	—	—	104,068	—	104,068
Consumer	—	1,821	11	1,202	—	921	3,955
Gross loans	$24,364	$99,350	$173,656	$116,170	$143,188	$191,295	$748,023

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services oriented entities), SBA loans (unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 83.8% of our gross loans was secured by real property as of March 31, 2018, compared to 84.5% as of December 31, 2017.

We have established concentration limits in the loan portfolio for commercial real estate loans, commercial and industrial loans, and unsecured lending, among others. All loan types are within established limits. We use underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending agreements to allow us to react to a borrower’s deteriorating financial condition, should that occur.

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At March 31, 2018, approximately 56% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At March 31, 2018, our average loan to value for commercial real estate loans was approximately 54%. Our commercial real estate loan portfolio totaled $455.7 million at March 31, 2018 compared to $420.8 million at December 31, 2017.

We are designated an SBA Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance.

As of March 31, 2018, our SBA portfolio totaled $103.4 million compared to $106.9 million as of December 31, 2017. The decrease was primarily due to slower origination of SBA loans in the three months ended March 31, 2018. We originated $16.4 million in the three months ended March 31, 2018 compared to $23.0 million in the same period in 2017.

Commercial and industrial loans totaled $114.7 million at March 31, 2018 compared to $103.7 million at December 31, 2017. The increase resulted primarily from organic loan growth.

We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. The loan product is a five-year or seven-year hybrid adjustable rate mortgage which reprices after five years to the one-year LIBOR plus certain spreads. We originate the non-qualified single-family home mortgage loans held by us for investment. Home mortgage loans totaled $106.2 million at March 31, 2018 compared to $104.1 million at December 31, 2017, an increase of $2.1 million, or 2.0%.

Loan Servicing

As of March 31, 2018 and December 31, 2017, we serviced $306.1 million and $309.3 million respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (decrease)
Beginning balance	$6,771	$6,783	$(12)
Additions	378	479	(101)
Amortized to expense	(424)	(379)	(45)
Ending balance	$6,725	$6,883	$(158)

Loan servicing rights are included in accrued interest receivable and other assets on our consolidated balance sheets and reported net of amortization.

Allowance for loan losses

The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged-off against the allowance when management believes a loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management’s methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance for loan losses is determined on a quarterly basis and reflects management’s estimate of probable incurred credit losses inherent in the loan portfolio. We also rely on internal and external loan review procedures to further assess individual loans and loan pools, and economic data for overall industry and geographic trends. The computation includes elements of judgment and high levels of subjectivity.

A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on non-accrual status and performing restructured loans. Income from loans on non-accrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market value for the collateral. The impairment amount on a collateral-dependent loan is charged-off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve.

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. Interest income on impaired loans is accrued as earned, unless the loan is placed on non-accrual status.

The allowance for loan losses was $9.7 million at March 31, 2018 compared to $9.1 million at December 31, 2017, an increase of $577,000, or 6.3%. The increase was primarily due to the overall growth in the size of our gross loan portfolio, which grew $45.8 million, or 6.1%, to $793.8 million at March 31, 2018 from $748.0 million at December 31, 2017.

In determining the allowance and the related provision for loan losses, we consider three principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial and industrial, commercial real estate, construction and land development loans, (ii) allocations, by loan classes, on loan portfolios based on historical loan loss experience and qualitative factors and (iii) review of the credit discounts in relationship to the valuation allowance calculated for purchased loans. Provisions for loan losses are charged to operations to record changes to the total allowance to a level deemed appropriate by us.

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. The Federal Reserve Board and the California Department of Business Oversight also review the allowance for loan losses as an integral part of their examination process. Based on information currently available, management believes that our allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in our market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Analysis of the Allowance for Loan Losses.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, as of and for the three months ended March 31, 2018 and 2017.

	As of and For the Three Months Ended March 31,
	2018				2017
		Net	ALLL			Net	ALLL
(Dollars in thousands)	Provision	Charge-offs	Balance		Provision	Charge-offs	Balance
Real estate:
Commercial real estate	$411	$—	$5,212		$2	$—	$4,219
SBA loans - real estate	(76)	—	1,006		29	—	922
Total real estate	335	—	6,218		31	—	5,141
SBA loan - non-real estate	(40)	(2)	500		453	71	441
Commercial and industrial	316	—	1,581		(28)	—	1,294
Home mortgage	(33)	—	1,375		88	—	1,452
Consumer	(3)	—	42		(3)	—	52
Total	$575	$(2)	$9,716		$541	$71	$8,380
Gross loans			$793,751				$681,937
Average gross loans			787,230				685,095
Net charge-offs to average gross loans			(0.00	) %			0.04%
Allowance for loans losses to gross loans			1.22%				1.23%

(1)	Net charge-offs are loan charge-offs net of loan recoveries.

Non-performing Loans

Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain on accrual status between 30 days and 90 days past due. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured and management believes full collectability of principal and interest is probable.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO at March 31, 2018 and December 31, 2017.

Non-performing loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO.

Non-performing loans were $592,000 at March 31, 2018 compared to $1.0 million at December 31, 2017. The decrease was primarily due to a decrease of $445,000 in non-accrual loans as one non-accrual home mortgage loan with a $422,000 loan balance outstanding as of December 31, 2017, was paid off during the three months ended March 31, 2018.

Classified loans were $3.4 million at March 31, 2018, an increase of $1.3 million compared to $2.1 million at December 31, 2017. The increase in classified loans was primarily due to one lending relationship with a $1.4 million loan outstanding, which was downgraded to substandard.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Non-accrual loans	$241	$683
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	351	354
Total non-performing loans	592	1,037
Other real estate owned	—	—
Total non-performing assets	$592	$1,037
Non-performing loans to gross loans	0.07%	0.14%
Non-performing assets to total assets	0.07%	0.14%
Allowance for loan losses to non-performing loans	1641%	881%

Deposits

We gather deposits primarily through our branch locations. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts and certificate of deposits. We put continued effort into gathering noninterest demand deposits accounts through marketing to our existing and new loan customers, customer referrals, our marketing staff and various involvement with community networks.

Total deposits at March 31, 2018 were $818.3 million, representing an increase of $45.0 million, or 5.8%, compared to $773.3 million at December 31, 2017. As of March 31, 2018, 35.3% of total deposits were comprised of noninterest-bearing demand accounts, 32.4% of interest-bearing transaction accounts and 32.2% of time deposits.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
		Weighted		Weighted
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$260,221	—%	$268,691	—%
Interest-bearing:
NOW and Savings deposits	6,404	0.25	6,504	0.25
Money market	260,912	1.10	267,676	0.97
Time deposits ($250,000 or less)	131,397	1.38	118,021	1.25
Time deposits (more than $250,000)	112,200	1.36	102,313	1.22
Total interest-bearing	510,913	1.22	494,514	1.08
Total deposits	$771,134	0.81%	$763,205	0.70%

The following tables set forth the maturity of time deposits as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$46,178	$39,175	$45,233	$8,625	$139,211
Time deposits (greater than $250,000)	55,686	13,129	51,789	4,033	124,637
Total time deposits	$101,864	$52,304	$97,022	$12,658	$263,848

	As of December 31, 2017
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$49,491	$28,128	$37,414	$8,748	$123,781
Time deposits (greater than $250,000)	52,245	13,673	36,832	6,202	108,952
Total time deposits	$101,736	$41,801	$74,246	$14,950	$232,733

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At March 31, 2018 and December 31, 2017, we had maximum borrowing capacity from the FHLB of $302.8 million and $308.5 million, respectively. We had $10 million of advances from FHLB at March 31, 2018, compared to $25 million at December 31, 2017.

Liquidity

Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window.

Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

As of March 31, 2018 and December 31, 2017, we had $9.5 million of unsecured federal funds lines with no amounts advanced. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $96.6 million and $92.8 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $162.6 million and $156.2 million as of March 31, 2018 and December 31, 2017, respectively. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2018 or December 31, 2017, and our borrowing capacity is limited only by eligible collateral.

At March 31, 2018, we had a $10 million advance from the FHLB which had an overnight borrowing interest rate of 1.87%. We had a $25 million FHLB advance outstanding at December 31, 2017 which was an overnight borrowing at an interest rate of 1.41%. Based on the values of loans pledged as collateral, we had $166.2 million of additional borrowing availability with the FHLB as of March 31, 2018. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required us to maintain minimum amounts and ratio of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, referred to as the “leverage ratio.”

In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement the Basel III Capital Rules have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to us on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to us prior to that date. In addition, the Basel III Capital Rules will implement a concept known as the “capital conservation buffer.” In general, banks and bank holding companies will be required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer will be required by January 1, 2019.

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2018 and December 31, 2017. We and the Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of March 31, 2018, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since March 31, 2018 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$127,461	16.17%	$63,057	8.00%	N/A	N/A	$82,762	10.50%
Bank	127,394	16.16%	63,051	8.00%	78,814	10.00%	82,755	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	117,681	14.93%	47,292	6.00%	N/A	N/A	66,998	8.50%
Bank	117,614	14.92%	47,288	6.00%	63,051	8.00%	66,992	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	117,681	14.93%	35,469	4.50%	N/A	N/A	55,174	7.00%
Bank	117,614	14.92%	35,466	4.50%	51,229	6.50%	55,170	7.00%
Tier 1 capital (to average assets)
Consolidated	117,681	13.09%	35,962	4.00%	N/A	N/A	35,962	4.00%
Bank	117,614	13.09%	35,950	4.00%	44,938	5.00%	35,950	4.00%

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total capital (to risk-weighted assets)
Consolidated	$100,713	13.49%	$59,729	8.00%	N/A	N/A	$78,394	10.50%
Bank	100,648	13.48%	59,726	8.00%	74,658	10.00%	78,391	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	91,510	12.26%	44,797	6.00%	N/A	N/A	63,462	8.50%
Bank	91,445	12.25%	44,795	6.00%	59,726	8.00%	63,459	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	91,510	12.26%	33,597	4.50%	N/A	N/A	52,263	7.00%
Bank	91,445	12.25%	33,596	4.50%	48,528	6.50%	52,260	7.00%
Tier 1 capital (to average assets)
Consolidated	91,510	10.46%	35,009	4.00%	N/A	N/A	35,009	4.00%
Bank	91,445	10.45%	35,007	4.00%	43,759	5.00%	35,007	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at March 31, 2018 and December 31, 2017:

	Payments Due at March 31, 2018
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$554,432	$—	$—	$—	$554,432
Time deposits	251,190	12,400	258	—	263,848
Operating lease commitments	1,662	3,542	3,646	3,354	12,204
Advanced from FHLB	10,000	—	—	—	10,000
Total contractual obligations	$817,284	$15,942	$3,904	$3,354	$840,484

	Payments Due at December 31, 2017
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$540,573	$—	$—	$—	$540,573
Time deposits	217,783	14,768	182	—	232,733
Operating lease commitments	1,630	3,251	3,378	3,763	12,022
Advanced from FHLB	25,000	—	—	—	25,000
Total contractual obligations	$784,986	$18,019	$3,560	$3,763	$810,328

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheet. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if we deem collateral is necessary upon extension of credit, is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. They are intended to be disbursed, subject to certain condition, upon request of the borrower.

The following table summarized commitments as of the dates presented.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commitments to extend credit	$54,539	$62,356
Standby letters of credit	1,937	1,627
Total	$56,476	$63,983

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified interest rate risk as our primary source of market risk.

Interest Rate Risk

Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

Our board’s asset liability committee, or ALM, establishes broad policy limits with respect to interest rate risk. Our management’s asset liability committee, or ALCO, establishes specific operating guidelines within the parameters of the policies set by the ALM. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO monitors the level of interest rate risk sensitivity on a quarterly basis to ensure compliance with the ALM-approved risk limits. The policy requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, and noninterest-bearing and interest-bearing deposit durations based on historical analysis.

Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.

An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding our net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin.

Interest rate risk measurement is calculated and reported to the ALCO and ALM at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

Evaluation of Interest Rate Risk

We use a net interest income simulation model to measure and evaluate potential changes in our net interest income. We run various hypothetical interest rate scenarios at least quarterly and compare these results against a scenario with no changes in interest rates. We use two approaches to model interest rate risk: Earnings at Risk, or EAR, and Economic Value of Equity, or EVE. Under EAR, net interest income is modeled utilizing various assumptions for assets and liabilities. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

Our simulation model incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (i) the timing of changes in interest rates; (ii) shifts or rotations in the yield curve; (iii) re-pricing characteristics for market-rate-sensitive instruments; (iv) varying loan prepayment speeds for different interest rate scenarios; and (v) the overall growth and mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2018 and December 31, 2017 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity				Economic Value of Equity Sensitivity
	03/31/2018		12/31/2017		03/31/2018		12/31/2017
+400 basis points	16.58%		14.74%		(1.63	) %	2.71%
+300 basis points	13.42%		12.11%		0.35%		4.45%
+200 basis points	9.54%		8.73%		1.33%		5.00%
+100 basis points	5.23%		4.89%		2.29%		5.28%
-100 basis points	(3.25	) %	(2.95	) %	(4.85	) %	(9.23	) %

We are within board-established policy limits for the all rate scenarios. The EAR reported at March 31, 2018 projects that our earnings are expected to be sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets decreased resulting in a position shift to be slightly more asset sensitive.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered in this report.  Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims, including claims related to, employment, wage-hour and labor law claims, lender liability claims, and consumer and privacy claims, some which may be styled as “class action” or representative cases.  We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us.  The outcome of any claims or litigation, regardless of the merits, is inherently uncertain.  We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  The outcomes of our legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties.  The Company presently does not have any adverse pending legal actions.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the other factors discussed in the “Risk Factors” section of our registration statement on Form S-1 filed with the SEC on March 5, 2018 (333-223444) and declared effective by the SEC on March 27, 2018, which could materially affect our business, financial condition and/or operating results. There were no material changes from risk factors previously disclosed in our registration statement on Form S-1. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be or otherwise addressed in connection with a forward‑looking statement or contained in any of our subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 18, 2018 and February 21, 2018, two of our directors exercised 40,000 stock options issued under our 2010 Plan at an exercise price of $2.85. The issuance of the shares of common stock was exempt from registration under the Securities Act, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as a transactions by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds for Initial Public Offering of Common Stock

On March 27, 2018, our Registration Statement on Form S-1 (File No. 333-223444) was declared effective by the SEC for our initial public offering of  common stock, pursuant to which we sold an aggregate of 2,300,000 shares of our  common stock at a public offering price of $11.00 per share, for aggregate net proceeds of approximately $22.6 million, after deducting underwriter discounts and commissions paid by us of approximately $1.7 million and other offering expenses of approximately $925,000. The offering commenced on March 27, 2018 and did not terminate before all of the shares in the initial public offering were registered in the registration statement were sold. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.  Keefe, Bruyette & Woods, Inc., A Stifel Company, was the book-running manager and D.A. Davidson & Co. was the  co-manager for the initial public offering.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OP Bancorp included as Exhibit 3.1 to the Registration Statement on Form S-1 filed March 5, 2018 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of OP Bancorp included as Exhibit 3.2 to the Registration Statement on Form S-1 filed March 5, 2018 and incorporated herein by reference.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 15, 2018	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: May 15, 2018	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer