Form 10-Q
period 2018-06-30
OP Bancorp
filed 2018-08-13
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, there were 15,758,576 outstanding shares of the Registrant’s common stock.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OP BANCORP

CONSOLIDATED BALANCE SHEETS (unaudited)

As of June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$61,251,684	$63,249,952
Securities available for sale, at fair value	45,005,887	41,471,711
Other investments	7,225,644	4,286,500
Loans held for sale	8,717,723	15,739,305
Loans receivable, net of allowance of $9,723,431 at June 30, 2018 and $9,139,488 at December 31, 2017	816,317,043	738,884,413
Premises and equipment, net	4,817,724	4,480,792
Accrued interest receivable	2,597,504	2,463,486
Servicing assets	6,993,723	6,771,097
Company owned life insurance	11,242,628	11,089,718
Deferred tax assets	4,238,785	3,383,365
Other assets	11,032,199	9,178,491
Total assets	$979,440,544	$900,998,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$270,144,020	$289,409,876
Interest bearing:
Savings	3,097,201	3,838,353
Money market and others	244,619,945	247,324,292
Time deposits greater than $250,000	141,823,082	108,952,059
Other time deposits	163,688,751	123,781,434
Total deposits	823,372,999	773,306,014
Federal Home Loan Bank advances	25,000,000	25,000,000
Accrued interest payable	872,879	423,239
Other liabilities	8,801,546	10,789,627
Total liabilities	858,047,424	809,518,880

Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,629,215 and 13,190,527 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	90,893,749	67,925,860
Additional paid-in capital	5,719,890	5,279,991
Retained earnings	25,631,255	18,623,952
Accumulated other comprehensive loss	(851,774)	(349,853)
Total shareholders’ equity	121,393,120	91,479,950
Total liabilities and shareholders' equity	$979,440,544	$900,998,830

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$11,669,623	$9,337,785	$22,517,439	$18,266,968
Interest on investment securities	208,212	146,566	396,171	290,176
Other interest income	184,130	116,275	328,586	228,515
Total interest income	12,061,965	9,600,626	23,242,196	18,785,659
Interest expense
Interest on deposits	2,059,703	1,000,724	3,593,420	1,971,930
Interest on borrowed funds	14,929	6,379	102,474	13,477
Total interest expense	2,074,632	1,007,103	3,695,894	1,985,407
Net interest income	9,987,333	8,593,523	19,546,302	16,800,252
Provision for loan losses	33,485	170,000	608,665	711,083
Net interest income after provision for loan losses	9,953,848	8,423,523	18,937,637	16,089,169

Noninterest income
Service charges on deposits	397,544	387,655	934,989	807,390
Loan servicing fees, net of amortization	371,842	373,728	695,613	739,943
Gain on sale of loans	1,727,822	1,152,118	2,716,736	2,345,032
Other income	286,039	295,828	648,230	560,783
Total noninterest income	2,783,247	2,209,329	4,995,568	4,453,148
Noninterest expense
Salaries and employee benefits	4,614,988	4,124,749	8,825,799	8,148,400
Occupancy and equipment	1,063,602	969,170	2,089,293	1,932,623
Data processing and communication	296,522	335,038	627,395	666,212
Professional fees	166,000	145,720	318,100	286,220
FDIC insurance and regulatory assessments	104,432	99,805	200,060	199,648
Promotion and advertising	231,376	154,749	376,724	300,431
Directors’ fees	209,034	201,372	417,921	395,893
Foundation donation and other contributions	386,000	252,700	715,000	468,000
Other expenses	406,020	268,912	718,533	543,380
Total noninterest expense	7,477,974	6,552,215	14,288,825	12,940,807
Income before income taxes	5,259,121	4,080,637	9,644,380	7,601,510
Income tax expense	1,467,753	1,617,568	2,637,077	2,992,754
Net income	$3,791,368	$2,463,069	$7,007,303	$4,608,756
Earnings per share - Basic	$0.24	$0.18	$0.47	$0.34
Earnings per share - Diluted	$0.23	$0.18	$0.45	$0.33
Other comprehensive income (loss):
Change in unrealized income (loss) on securities available for sale	(97,948)	223,203	(605,566)	192,100
Less tax effect	(28,957)	91,848	(103,645)	79,049
Total other comprehensive income (loss)	(68,991)	131,355	(501,921)	113,051
Comprehensive income	$3,722,377	$2,594,424	$6,505,382	$4,721,807

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

For the Six Months ended June 30, 2018 and 2017

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at January 1, 2017	12,896,548	$67,499,310	$4,611,973	$9,387,470	$(214,966)	$81,283,787
Net income	—	—	—	4,608,756	—	4,608,756
Stock issued under stock-based compensation plans	149,285	329,550	—	—	—	329,550
Stock-based compensation	—	—	403,099	—	—	403,099
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	113,051	113,051
Balance at June 30, 2017	13,045,833	$67,828,860	$5,015,072	$13,996,226	$(101,915)	$86,738,243

Balance at January 1, 2018	13,190,527	$67,925,860	$5,279,991	$18,623,952	$(349,853)	$91,479,950
Net income	—	—	—	7,007,303	—	7,007,303
Stock issued under stock offering, net of expenses	2,300,000	22,572,589	—	—	—	22,572,589
Stock issued under stock-based compensation plans	138,688	395,300	—	—	—	395,300
Stock-based compensation	—	—	439,899	—	—	439,899
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(501,921)	(501,921)
Balance at June 30, 2018	15,629,215	$90,893,749	$5,719,890	$25,631,255	$(851,774)	$121,393,120

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$7,007,303	$4,608,756
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	608,665	711,083
Depreciation and amortization of premises and equipment	488,992	519,749
Amortization of net premiums on securities	124,127	154,226
Stock-based compensation	439,899	403,099
Gain on sales of loans	(2,716,736)	(2,345,032)
Earnings on company owned life insurance	(152,910)	(159,951)
Origination of loans held for sale	(32,822,182)	(36,017,582)
Proceeds from sales of loans held for sale	41,528,224	35,505,814
Amortization of servicing assets	809,650	772,603
Net change in:
Accrued interest receivable	(134,018)	(29,914)
Other assets	(2,605,483)	504,314
Accrued interest payable	449,640	44,492
Other liabilities	(1,988,081)	(2,487,565)
Net cash from operating activities	11,037,090	2,184,092
Cash flows from investing activities
Net change in loans receivable	(78,041,295)	(28,250,745)
Proceeds from calls of securities available for sale	3,192,998	2,943,991
Purchase of premises and equipment, net	(825,924)	(106,606)
Purchase of securities available for sale	(9,975,365)	—
Purchase of other investments	(420,646)	(848,900)
Net cash from investing activities	(86,070,232)	(26,262,260)
Cash flows from financing activities
Net change in deposits	50,066,985	71,155,810
Cash received from stock option exercises	395,300	329,550
Issuance of common stock, net of expenses	22,572,589	—
Net cash from financing activities	73,034,874	71,485,360
Net change in cash and cash equivalents	(1,998,268)	47,407,192
Cash and cash equivalents at beginning of period	63,249,952	20,126,028
Cash and cash equivalents at end of period	$61,251,684	$67,533,220
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$4,418,962	$4,302,000
Interest	3,246,254	1,940,915
Supplemental noncash disclosure:
Transfer from securities available for sale to other investments	$2,485,680	$—

See accompanying notes to consolidated financial statements

OP BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Business Description

OP Bancorp (the “Company”) is a California corporation whose common stock is quoted on the Nasdaq Global Market under the ticker symbol, “OPBK.” The Company was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. The Company has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, the Company operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. The Company’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. The Company is operating with eight full service branches in Downtown Los Angeles, Los Angeles Fashion District, Los Angeles Koreatown, Gardena, Buena Park and Santa Clara. The Company also has three loan production offices in Seattle, Washington, Dallas, Texas, and Atlanta, Georgia.

On March 27, 2018, the Company completed its initial public offering of common stock, pursuant to which an aggregate of 2,300,000 shares of its common stock were sold at a public offering price of $11.00 per share, for aggregate net proceeds of approximately $22.6 million, after deducting underwriter discounts and commissions paid by it of approximately $1.7 million and other offering expenses of approximately $925,000. There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s Prospectus.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2017, included in the Companys’ registration statement on Form S-1 (333-223444) filed with the SEC on March 5, 2018 and declared effective on March 27, 2018.

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

Management believes that as of June 30, 2018 and December 31, 2017 the allowance for loan losses is adequate based on information currently available. If a deterioration in the economy of the Company’s principal market area occurs, the Company’s loan portfolios could be adversely impacted and higher charge-offs and increases in non-performing assets could result. Such an adverse impact could also require a larger allowance for loan losses.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the three and six months ended June 30, 2018 or 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding at June 30, 2018, the Company does not expect this ASU to have a material impact on the income statement, but does anticipate a $12 million increase in assets and liabilities once this ASU becomes effective.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) (ASU 2017-08). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 requires premiums on purchased callable debt securities that have explicit, noncontingent call features that are callable at fixed prices to be amortized to the earliest call date. There are no accounting changes for securities held at a discount. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. ASU 2017-08 will be applied through a cumulative effect adjustment through equity (modified-retrospective approach). The Company does not expect this ASU to have a material impact on its financial statements and disclosures.

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

Note 3. Securities

The following table summarizes the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses for available for sale securities at June 30, 2018 and December 31, 2017:

As of June 30, 2018:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government sponsored agency securities	$6,991,356	$—	$(116,589)	$6,874,767
Mortgage-backed securities: residential	12,580,560	—	(401,841)	12,178,719
Collateralized mortgage obligations	26,643,252	3,648	(694,499)	25,952,401
Total available for sale	$46,215,168	$3,648	$(1,212,929)	$45,005,887

As of December 31, 2017:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government sponsored agency securities	$6,988,681	$2,001	$(58,674)	$6,932,008
Mortgage-backed securities: residential	14,109,433	—	(168,908)	13,940,525
Collateralized mortgage obligations	18,458,814	—	(345,316)	18,113,498
Other securities	2,518,498	—	(32,818)	2,485,680
Total available for sale	$42,075,426	$2,001	$(605,716)	$41,471,711

There were no sales of securities available for sale in the three or six months ended June 30, 2018 or 2017. The amortized cost and estimated fair value of securities available for sale at June 30, 2018, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

As of June 30, 2018:	Amortized Cost	Fair Value
Available for sale:
One to five years	$6,991,356	$6,874,767
Mortgage-backed securities: residential	12,580,560	12,178,719
Collateralized mortgage obligations	26,643,252	25,952,401
Total available for sale	$46,215,168	$45,005,887

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
As of June 30, 2018:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Government sponsored agency securities	$4,913,028	$(78,960)	$1,961,739	$(37,629)	$6,874,767	$(116,589)
Mortgage-backed securities: residential	6,057,184	(166,745)	6,121,535	(235,096)	12,178,719	(401,841)
Collateralized mortgage obligations	9,986,139	(293,523)	9,510,617	(400,976)	19,496,756	(694,499)
Total available for sale	$20,956,351	$(539,228)	$17,593,891	$(673,701)	$38,550,242	$(1,212,929)

	Less Than 12 Months		12 Months or Longer		Total
As of December 31, 2017:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Government sponsored agency securities	$3,957,340	$(33,620)	$1,974,139	$(25,054)	$5,931,479	$(58,674)
Mortgage-backed securities: residential	7,954,428	(70,965)	5,986,097	(97,943)	13,940,525	(168,908)
Collateralized mortgage obligations	9,642,028	(138,243)	8,471,469	(207,073)	18,113,497	(345,316)
Other securities	2,485,680	(32,818)	—	—	2,485,680	(32,818)
Total available for sale	$24,039,476	$(275,646)	$16,431,705	$(330,070)	$40,471,181	$(605,716)

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

There were no securities pledged as collateral at June 30, 2018 or December 31, 2017.

Other investments at June 30, 2018 and December 31, 2017, consisted of the following:

	June 30, 2018	December 31, 2017
FHLB stock	$4,581,700	$4,096,500
PCBB stock	190,000	190,000
Mutual fund - CRA qualified	2,453,944	—
Total other investments	$7,225,644	$4,286,500

Effective January 2018, the Company adopted ASU 2016-01 and reclassified a $2.5 million of mutual fund that the Company invested to satisfy the CRA requirements from securities available for sale to other investments, which is reported at fair value. Unrealized holding losses on this investment was $91,907 as of June 30, 2018.

Note 4. Loans

The composition of the loan portfolio was as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Real estate:
Commercial real estate	$465,125,126	$420,759,900
SBA loans—real estate	115,126,611	106,924,278
Total real estate	580,251,737	527,684,178
SBA loans—non-real estate	10,251,029	8,634,879
Commercial and industrial	117,352,962	103,681,574
Home mortgage	114,709,930	104,067,756
Consumer	3,474,816	3,955,514
Gross loans receivable	826,040,474	748,023,901
Allowance for loan losses	(9,723,431)	(9,139,488)
Loans receivable, net	$816,317,043	$738,884,413

No loans were outstanding to related parties as of June 30, 2018. The Company had $10,768 in loans to principal officers, directors, and their affiliates at December 31, 2017.

The activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 was as follows:

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
Three months ended June 30, 2018:
Beginning balance	$5,212,293	$1,005,766	$500,127	$1,581,221	$1,375,261	$41,500	$9,716,168
Provision for loan losses	(407,824)	(28,319)	62,212	295,976	113,820	(2,380)	33,485
Charge-offs	—	—	(27,923)	—	—	—	(27,923)
Recoveries	—	188	1,513	—	—	—	1,701
Ending balance	$4,804,469	$977,635	$535,929	$1,877,197	$1,489,081	$39,120	$9,723,431
Three months ended June 30, 2017:
Beginning balance	$4,218,987	$921,655	$441,131	$1,294,024	$1,451,768	$52,531	$8,380,096
Provision for loan losses	184,129	61,025	3,078	24,039	(98,389)	(3,882)	170,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	6,048	—	—	—	6,048
Ending balance	$4,403,116	$982,680	$450,257	$1,318,063	$1,353,379	$48,649	$8,556,144

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
Six months ended June 30, 2018:
Beginning balance	$4,801,297	$1,082,065	$537,967	$1,265,456	$1,407,742	$44,961	$9,139,488
Provision for loan losses	3,172	(104,618)	22,872	611,741	81,339	(5,841)	608,665
Charge-offs	—	—	(27,923)	—	—	—	(27,923)
Recoveries	—	188	3,013	—	—	—	3,201
Ending balance	$4,804,469	$977,635	$535,929	$1,877,197	$1,489,081	$39,120	$9,723,431
Six months ended June 30, 2017:
Beginning balance	$4,217,089	$892,605	$59,032	$1,322,294	$1,363,628	$55,034	$7,909,682
Provision for loan losses	186,027	90,075	455,846	(4,231)	(10,249)	(6,385)	711,083
Charge-offs	—	—	(75,894)	—	—	—	(75,894)
Recoveries	—	—	11,273	—	—	—	11,273
Ending balance	$4,403,116	$982,680	$450,257	$1,318,063	$1,353,379	$48,649	$8,556,144

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment as of June 30, 2018 and December 31, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
As of June 30, 2018:
Allowance for loan losses:
Commercial real estate	$—	$4,804,469	$4,804,469
SBA loans—real estate	—	977,635	977,635
SBA loans—non-real estate	419,046	116,883	535,929
Commercial and industrial	939,368	937,829	1,877,197
Home mortgage	—	1,489,081	1,489,081
Consumer	—	39,120	39,120
Total	$1,358,414	$8,365,017	$9,723,431
Loans:
Commercial real estate	$—	$466,186,727	$466,186,727
SBA loans—real estate	139,659	115,536,599	115,676,258
SBA loans—non-real estate	419,047	9,853,890	10,272,937
Commercial and industrial	1,687,892	115,949,537	117,637,429
Home mortgage	—	115,165,604	115,165,604
Consumer	—	3,484,364	3,484,364
Total	$2,246,598	$826,176,721	$828,423,319
As of December 31, 2017:
Allowance for loan losses:
Commercial real estate	$—	$4,801,297	$4,801,297
SBA loans—real estate	—	1,082,065	1,082,065
SBA loans—non-real estate	—	537,967	537,967
Commercial and industrial	353,985	911,471	1,265,456
Home mortgage	—	1,407,742	1,407,742
Consumer	—	44,961	44,961
Total	$353,985	$8,785,503	$9,139,488
Loans:
Commercial real estate	$—	$421,811,734	$421,811,734
SBA loans—real estate	—	107,427,788	107,427,788
SBA loans—non-real estate	—	8,655,808	8,655,808
Commercial and industrial	353,985	103,601,098	103,955,083
Home mortgage	241,164	104,239,551	104,480,715
Consumer	20,763	3,946,491	3,967,254
Total	$615,912	$749,682,470	$750,298,382

The following table presents information related to impaired loans by class of loans as of and for the three and six months ended June 30, 2018 and 2017. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the three months ended June 30, 2018:
With no related allowance recorded:
SBA loans—real estate	$139,659	$—	$139,659	$—
Commercial and industrial	748,524	—	748,946	10,979
With an allowance recorded:
SBA loans—non-real estate	419,047	419,047	433,844	4,234
Commercial and industrial	939,368	939,368	974,749	13,829
Total	$2,246,598	$1,358,415	$2,297,198	$29,042
As of and for the three months ended June 30, 2017:
With no related allowance recorded:
Home mortgage	$809,472	$—	$810,481	$5,473
Consumer	86,925	—	90,008	1,320
With an allowance recorded:
SBA loans—non-real estate	379,737	379,737	384,237	—
Commercial and industrial	360,356	360,356	362,028	4,368
Total	$1,636,490	$740,093	$1,646,754	$11,161

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the six months ended June 30, 2018:
With no related allowance recorded:
SBA loans—real estate	$139,659	$—	$139,733	$—
Commercial and industrial	748,524	—	748,946	21,335
With an allowance recorded:
SBA loans—non-real estate	419,047	419,047	435,563	8,301
Commercial and industrial	939,368	939,368	987,671	27,570
Total	$2,246,598	$1,358,415	$2,311,913	$57,206
As of and for the six months ended June 30, 2017:
With no related allowance recorded:
Home mortgage	$809,472	$—	$812,012	$10,672
Consumer	86,925	—	93,810	2,589
With an allowance recorded:
SBA loans—non-real estate	379,737	379,737	384,237	—
Commercial and industrial	360,356	360,356	363,838	8,294
Total	$1,636,490	$740,093	$1,653,897	$21,555

The difference between interest income recognized and cash basis interest recognized was immaterial.

The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest by class of loans as of June 30, and December 31, 2017:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
As of June 30, 2018:
SBA loans—real estate	$558,637	$—	$558,637
SBA loans—non-real estate	83,768	—	83,768
Total	$642,405	$—	$642,405
As of December 31, 2017:
Home mortgage	$662,365	$—	$662,365
Consumer	20,763	—	20,763
Total	$683,128	$—	$683,128

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of June 30, 2018:
Commercial real estate	$—	$—	$—	$—	$466,186,727	$466,186,727
SBA—real estate	—	—	558,637	558,637	115,117,621	115,676,258
SBA—non-real estate	—	57,310	83,768	141,078	10,131,859	10,272,937
Commercial and industrial	210,000	—	—	210,000	117,427,429	117,637,429
Home mortgage	366,560	—	—	366,560	114,799,044	115,165,604
Consumer	—	—	—	—	3,484,364	3,484,364
	$576,560	$57,310	$642,405	$1,276,275	$827,147,044	$828,423,319
As of December 31, 2017:
Commercial real estate	$—	$—	$—	$—	$421,811,734	$421,811,734
SBA—real estate	139,806	—	—	139,806	107,287,982	107,427,788
SBA—non-real estate	61,611	—	—	61,611	8,594,197	8,655,808
Commercial and industrial	—	—	—	—	103,955,083	103,955,083
Home mortgage	—	—	662,365	662,365	103,818,350	104,480,715
Consumer	—	—	—	—	3,967,254	3,967,254
	$201,417	$—	$662,365	$863,782	$749,434,600	$750,298,382

Troubled Debt Restructurings: As of June 30, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $348,060 and $353,985, respectively. The Company has allocated $348,060 and $353,985 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2018 and December 31, 2017, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as troubled debt restructurings. There were no new loans identified as trouble debt restructurings during the three and six months ended June 30, 2018 or during the year ended December 31, 2017. There were no payment defaults during the three and six months ended June 30, 2018 or during the year ended December 31, 2017 of loans that had been modified as troubled debt restructurings within the previous twelve months.

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

As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
As of June 30, 2018:
Commercial real estate	$466,186,727	$—	$—	$—	$466,186,727
SBA loans—real estate	114,022,229	334,385	1,319,644	—	115,676,258
SBA loans—non-real estate	10,169,249	46,378	57,310	—	10,272,937
Commercial and industrial	115,949,537	—	1,687,892	—	117,637,429
Home mortgage	115,165,604	—	—	—	115,165,604
Consumer	3,484,364	—	—	—	3,484,364
	$824,977,710	$380,763	$3,064,846	$—	$828,423,319
As of December 31, 2017:
Commercial real estate	$421,811,734	$—	$—	$—	$421,811,734
SBA loans—real estate	106,405,966	—	1,021,822	—	107,427,788
SBA loans—non-real estate	8,594,375	32,702	28,731	—	8,655,808
Commercial and industrial	103,601,098	—	353,985	—	103,955,083
Home mortgage	103,818,350	—	662,365	—	104,480,715
Consumer	3,946,491	—	20,763	—	3,967,254
	$748,178,014	$32,702	$2,087,666	$—	$750,298,382

Note 5. Premises and equipment

The Company’s premises and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Leasehold improvements	$5,413,342	$5,061,520
Furniture and fixtures	2,719,559	2,492,623
Equipment and others	1,920,720	1,677,175
Total cost	10,053,621	9,231,318
Accumulated depreciation	(5,235,897)	(4,750,526)
Net book value	$4,817,724	$4,480,792

Total depreciation expense included in occupancy and equipment expenses was $248,576, and $255,956 for the three months ended June 30, 2018 and 2017, and $488,992 and $519,749 for the six months ended June 30, 2018 and 2017, respectively.

Note 6. Servicing Assets

Activity for loan servicing assets during the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$6,724,800	$6,882,913	$6,771,097	$6,782,555
Additions	654,714	474,395	1,032,276	954,050
Amortized to expense	(385,791)	(393,306)	(809,650)	(772,603)
Ending balance	$6,993,723	$6,964,002	$6,993,723	$6,964,002

There was no valuation allowance recorded against the carrying value of the servicing assets as of June 30, 2018 or 2017.

The fair value of the servicing assets was $8,541,287 at June 30, 2018, which was determined using discount rates ranging from 4.50% to 10.75% and prepayment speeds ranging from 11.2% to 11.9%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $9,066,319 at June 30, 2017, which was determined using discount rates ranging from 3.95% to 10.20% and prepayment speeds ranging from 10.1% to 10.6%, depending on the stratification of the specific assets.

Note 7. Deposits

Time deposits that exceed the FDIC insurance limit of $250,000 at June 30, 2018 and December 31, 2017 were $141,823,082 and $108,952,059, respectively.

The scheduled maturities of time deposits were as follows at June 30, 2018:

June 30, 2018
2018 remaining	$151,385,580
2019	152,506,377
2020	1,093,874
Thereafter	526,002
Total	$305,511,833

Deposits from principal officers, directors, and their affiliates at June 30, 2018 and December 31, 2017 were $842,713 and $1,068,580, respectively.

Note 8. Borrowing arrangements

As of June 30, 2018, the Company had a $25 million advance outstanding from the Federal Home Loan Bank of San Francisco. The maturity date of this advance was July 2, 2018 and the interest rate on the advances was 2.08%. The advance was paid off on July 2, 2018 as scheduled. In addition, the Company has a letter of credit with the FHLB in the amount of $49,000,000 to secure a public deposit.

The Company had available borrowings from the following institutions as of June 30, 2018:

June 30, 2018
Federal Home Loan Bank—San Francisco	$165,193,750
Federal Reserve Bank	96,584,854
Pacific Coast Bankers Bank	4,000,000
Zions Bank	5,500,000
Total	$271,278,604

The Company has pledged approximately $690,239,000 of loans as collateral for these lines of credit as of June 30, 2018.

Note 9. Income Taxes

The Company’s income tax expense was $1.5 million and $1.6 million for the three months ended June 30, 2018 and 2017, and $2.6 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively. The effective income tax rate was 27.9 percent and 39.6 percent for the three months ended June 30, 2018 and 2017, and 27.3 percent and 39.4 percent for the six months ended June 30, 2018 and 2017, respectively. The significant decrease in the effective tax rate for the first quarter of 2018 was due to the enactment of H.R.1, commonly known as the Tax Cuts and Jobs Act, on December 22, 2017.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2014 and for state taxing authorities for tax years prior to 2013.

There were no significant unrealized tax benefits recorded as of June 30, 2018 and 2017, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

Note 10. Commitments and Contingencies

Lease Commitments: The Company leases its headquarters and office facilities from nonaffiliated parties under operating leases. Rent expense was $538,027 and $481,934 for the three months ended June 30, 2018 and 2017, and $1,059,809 and $953,817  for the six months ended June 30, 2018 and 2017, respectively. Rent commitments related to the lease of the Company’s main office and branch facilities, before considering renewal options and additional lessor charges, were as follows:

2018 remaining	$837,822
2019	1,737,769
2020	1,779,970
2021	1,830,979
2022	1,825,952
Thereafter	3,797,971
Total	$11,810,463

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

	June 30, 2018	December 31, 2017
Commitments to extend credit	$55,621,000	$60,748,000
Standby letter of credit	1,902,000	1,627,000
Commercial letter of credit	1,663,000	1,608,000
Total undisbursed loan commitments	$59,186,000	$63,983,000

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Note 11. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of June 30, 2018, as described further below. Total compensation cost that has been charged against earnings for these plans was $193,931 and $223,810 in the three months ended June 30, 2018 and 2017, and $439,899  and $403,099  in the six months ended June 30, 2018 and 2017, respectively.

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

There were no stock options granted under the 2005 Plan during the six months ended June 30, 2018 or 2017.

A summary of the transactions under the 2005 Plan for the six months ended June 30, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding, as of January 1, 2018	335,000	$3.99
Options granted	—	—
Options exercised	(31,000)	2.46
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2018	304,000	3.98	$2,657,580
Fully vested and expected to vest	299,500	3.94	$2,629,340
Vested	286,000	$3.82	$2,544,620

Information related to the 2005 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Intrinsic value of options exercised	$252,450	$51,700	$252,450	$166,950
Cash received from option exercises	76,250	25,300	76,250	101,550
Tax benefit realized from option exercised	—	—	—	—

There were no shares available for grant under the 2005 Plan as of June 30, 2018. The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at June 30, 2018 was 3.11 years. The weighted average remaining contractual term of stock options that were exercisable at June 30, 2018 was 2.97 years.

As of June 30, 2018, the Company had approximately $8,262 of unrecognized compensation costs related to unvested stock options under the 2005 Plan. The Company expects to recognize these costs over a weighted average period of 0.28 year.

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

The exercise prices of stock options granted under the plan may not be less than 100 percent of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during the six months ended June 30, 2018 or 2017.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. Awards which were granted in the six months ended June 30, 2018 vest at the end of three years from the date of the grant. No awards were granted in the six months ended June 30, 2017. Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options issued under the 2010 Plan for the six months ended June 30, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding, as of January 1, 2018	795,000	$4.22
Options granted	—	—
Options exercised	(105,000)	3.04
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2018	690,000	4.40	$5,742,200
Fully vested and expected to vest	667,500	4.28	$5,636,000
Vested	600,000	$3.86	$5,317,400

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Intrinsic value of options exercised	$590,050	$194,000	$876,050	$370,000
Cash received from option exercises	205,050	114,000	319,050	228,000
Tax benefit realized from option exercised	86,917	64,589	159,525	121,609

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at June 30, 2018 was 3.26 years. The weighted average remaining contractual term of stock options that were exercisable at June 30, 2018 was 2.89 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the six months ended June 30, 2018 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2018	453,500	$5.95
Awards granted	148,000	12.7
Awards vested	(10,000)	8.0
Awards forfeited	(15,000)	5.8
Non-vested, as of June 30, 2018	576,500	$7.66	$7,333,080

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Tax benefit realized from awards vested	$13,156	$(2,733)	$13,156	$88,347

There were 85,605 shares available for grant under the 2010 Plan as of June 30, 2018 (in either stock options or restricted stock awards). As of June 30, 2018, the Company had approximately $3,888,177 of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 2.17 years.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities and revenue on bank owned life insurance, as these activities are subject to other GAAP discussed elsewhere within the disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s income statements as components of noninterest income are as follows:

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. $368,000 or 1.5% of total revenues in the six months ended June 30, 2018, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well  as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. $567,000, or 2.3% of total revenues in the six months ended June 30, 2018, of service charges on deposits is from overdraft and NSF fees.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $163,000, or 0.7% of total revenues for the six months ended June 30, 2018, is included in other income in noninterest income.

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

Assets and liabilities measured at fair value on a recurring basis at June 30 2018 and December 31, 2017 are summarized below:

		Fair Value Measuring Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2018:
U.S. Government sponsored agency securities	$6,874,767	$—	$6,874,767	$—
Mortgage-backed securities - residential	12,178,719	—	12,178,719	—
Collateralized mortgage obligations	25,952,401	—	25,952,401	—
Other investments:
Mutual fund - CRA qualified	2,453,944	2,453,944	—	—

As of December 31, 2017:
U.S. Government sponsored agency securities	$6,932,008	$—	$6,932,008	$—
Mortgage-backed securities - residential	13,940,525	—	13,940,525	—
Collateralized mortgage obligations	18,113,498	—	18,113,498	—
Other investments:
Mutual fund - CRA qualified	2,485,680	2,485,680	—	—

There were no transfers between level 1 and level 2 in the six months ended June 30, 2018 or 2017. There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2018 or 2017.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value, at June 30, 2018 are as follows:

As of June 30, 2018:	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$61,251,684	$61,251,684	$—	$—	$61,251,684
Loans held for sale	8,717,723	—	9,515,395	—	9,515,395
Loans receivable, net	816,317,043	—	—	809,133,453	809,133,453
Accrued interest receivable	2,597,504	—	214,659	2,382,845	2,597,504
Other investments:
FHLB and PCBB stock	4,771,700	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$823,372,999	$—	$822,443,166	$—	$822,443,166
FHLB Advances	25,000,000	—	25,000,000	—	25,000,000
Accrued interest payable	872,879	—	872,879	—	872,879

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2017 are as follows:

As of December 31, 2017:	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$63,249,952	$63,249,952	$—	$—	$63,249,952
Loans held for sale	15,739,305	—	17,203,060	—	17,203,060
Loans receivable, net	738,884,413	—	—	731,436,572	731,436,572
Accrued interest receivable	2,463,486	—	189,005	2,274,481	2,463,486
Other investments:
FHLB and PCBB stock	4,286,500	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$773,306,014	$—	$773,071,521	$—	$773,071,521
FHLB Advances	25,000,000	—	25,000,000	—	25,000,000
Accrued interest payable	423,239	—	423,239	—	423,239

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

(c) Loans Receivable, Net

Fair values of loans, excluding loans held for sale, are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018 and estimated using discounted cash flow analyses. The estimation of fair values of loans results in a Level 3 classification as it requires various assumptions and considerable judgement to incorporate factors relevant when selling loans to market participants, such as funding costs, return requirements of likely buyers and performance expectations of the loans given the current market environment and quality of loans.   Estimated fair value of loans carried at cost at December 31, 2017 were based on an entry price notion.

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

Note 14. Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffers for 2016, 2017 and 2018 are 0.625%, 1.25% and 1.875%, respectively. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2018 and December 31, 2017, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

Actual and required capital amounts (in thousands) and ratios, exclusive of the capital conservation buffer, are presented below at June 30, 2018 and December 31, 2017:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total capital (to risk-weighted assets)
Consolidated	$131,634	16.09%	$65,433	8.00%	N/A	N/A
Bank	131,540	16.08%	65,426	8.00%	81,782	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	121,847	14.90%	49,075	6.00%	N/A	N/A
Bank	121,753	14.89%	49,069	6.00%	65,426	8.00%
Common equity Tier 1 capital
(to risk-weighted assets)
Consolidated	121,847	14.90%	36,806	4.50%	N/A	N/A
Bank	121,753	14.89%	36,802	4.50%	53,159	6.50%
Tier 1 capital (to average assets)
Consolidated	121,847	12.91%	37,757	4.00%	N/A	N/A
Bank	121,753	12.90%	37,753	4.00%	47,192	5.00%

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total capital (to risk-weighted assets)
Consolidated	$100,713	13.49%	$59,729	8.00%	N/A	N/A
Bank	100,648	13.48%	59,726	8.00%	74,658	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	91,510	12.26%	44,797	6.00%	N/A	N/A
Bank	91,445	12.25%	44,795	6.00%	59,726	8.00%
Common equity Tier 1 capital
(to risk-weighted assets)
Consolidated	91,510	12.26%	33,597	4.50%	N/A	N/A
Bank	91,445	12.25%	33,596	4.50%	48,528	6.50%
Tier 1 capital (to average assets)
Consolidated	91,510	10.46%	35,009	4.00%	N/A	N/A
Bank	91,445	10.45%	35,007	4.00%	43,759	5.00%

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

	Three Months Ended
	June 30,
	2018	2017
Basic
Net income	$3,791,368	$2,463,069
Undistributed earnings allocated to participating securities	(107,100)	(107,939)
Net income allocated to common shares	3,684,268	2,355,130
Weighted average common shares outstanding	15,577,772	13,008,985
Basic earnings per common share	$0.24	$0.18
Diluted
Net income allocated to common shares	$3,684,268	$2,355,130
Weighted average common shares outstanding for basic earnings per common share	15,577,772	13,008,985
Add: Dilutive effects of assumed exercises of stock options	532,685	400,245
Average shares and dilutive potential common shares	16,110,457	13,409,230
Diluted earnings per common share	$0.23	$0.18

	Six Months Ended
	June 30,
	2018	2017
Basic
Net income	$7,007,303	$4,608,756
Undistributed earnings allocated to participating securities	(213,200)	(206,207)
Net income allocated to common shares	6,794,103	4,402,549
Weighted average common shares outstanding	14,441,241	12,967,695
Basic earnings per common share	$0.47	$0.34
Diluted
Net income allocated to common shares	$6,794,103	$4,402,549
Weighted average common shares outstanding for basic earnings per common share	14,441,241	12,967,695
Add: Dilutive effects of assumed exercises of stock options	510,340	397,758
Average shares and dilutive potential common shares	14,951,581	13,365,453
Diluted earnings per common share	$0.45	$0.33

 Restricted stock awards for 148,000 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2018 because they were antidilutive. Stock options for 225,000 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2017 because they were antidilutive.

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

Completion of Initial Public Offering

On March 27, 2018, we completed our initial public offering of common stock, pursuant to which we sold an aggregate of 2,300,000 shares of our common stock at a public offering price of $11.00 per share, for aggregate net proceeds of approximately $22.6 million, after deducting underwriter discounts and commissions paid by us of approximately $1.7 million and other offering expenses of approximately $961,000. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.

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

Selected Financial Data

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Income Statement Data:
Interest income	$12,062	$9,601	$23,242	$18,786
Interest expense	2,075	1,007	3,696	1,985
Net interest income	9,987	8,594	19,546	16,801
Provision for loan losses	33	170	609	711
Noninterest income	2,783	2,209	4,996	4,453
Noninterest expense	7,478	6,552	14,289	12,941
Income before taxes	5,259	4,081	9,644	7,602
Provision for income taxes	1,468	1,618	2,637	2,993
Net Income	$3,791	$2,463	$7,007	$4,609
Diluted earnings per share	$0.23	$0.18	$0.45	$0.33
Performance Ratios:
Return on average assets (annualized)	1.61%	1.24%	1.52%	1.17%
Return on average equity (annualized)	12.70%	11.55%	13.11%	10.98%
Net interest margin (annualized)	4.46%	4.58%	4.51%	4.53%
Efficiency ratio (1)	58.56%	60.65%	58.22%	60.89%
(1) Represents noninterest expense divided by the sum of net interest income and noninterest income.

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	As of
	June 30,	June 30,
	2018	2017
Balance Sheet Data:
Loans held for sale	$8,718	$3,549
Gross loans, net of unearned income	826,040	702,413
Allowance for loan losses	9,723	8,556
Total assets	979,441	835,418
Deposits	823,373	732,940
Shareholders’ equity	121,393	86,738
Credit Quality:
Nonperforming loans	$991	$781
Nonperforming assets	991	781
Net charge-offs to average gross loans (annualized)	0.01%	0.00%
Nonperforming assets to gross loans plus OREO	0.12%	0.11%
ALL to nonperforming loans	981%	1096%
ALL to gross loans	1.18%	1.22%
Capital Ratios:
Leverage ratio	16.09%	13.60%
Common equity tier 1 ratio	14.90%	12.36%
Tier 1 risk-based capital ratio	14.90%	12.36%
Total risk-based capital ratio	12.91%	10.89%

Results of Operations—Comparison for the Three Months Ended June 30, 2018 and 2017

The following discussion of our results of operations compares the three months ended June 30, 2018 to the three months ended June 30, 2017.

We reported net income for the three months ended June 30, 2018 of $3.8 million compared to net income of $2.5 million for the three months ended June 30, 2017, an increase of $1.3 million or 53.9%. The increase was primarily due to a $1.4 million increase in net interest income, a $574,000 increase in noninterest income, and a $150,000 decrease in income tax expense, partially offset by a $926,000 increase in noninterest expense.

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

	Three months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$26,857	$184	2.72%	$25,988	$116	1.78%
Securities available for sale	40,372	208	2.06	33,216	147	1.77
Total investments	67,229	392	2.33	59,204	263	1.77
Real estate	464,899	6,008	5.18	366,033	4,393	4.81
SBA	143,604	2,714	7.58	118,438	2,171	7.35
C & I	107,546	1,473	5.49	101,290	1,382	5.47
Home Mortgage	110,476	1,425	5.16	103,213	1,331	5.16
Consumer	3,608	50	5.56	4,492	61	5.45
Loans (2)	830,133	11,670	5.64	693,466	9,338	5.40
Total earning assets	897,362	12,062	5.39	752,670	9,601	5.11
Noninterest-earning assets	46,970			42,296
Total assets	$944,332			$794,966

Interest-bearing liabilities:
NOW and savings deposits	$6,615	$4	0.24%	$5,951	$4	0.27%
Money market deposits	253,162	804	1.27	249,679	547	0.88
Time deposits	298,535	1,252	1.68	186,896	450	0.97
Total interest-bearing deposits	558,312	2,060	1.48	442,526	1,001	0.91
Borrowings	3,132	15	1.92	2,804	6	0.86
Total interest-bearing liabilities	561,444	2,075	1.48	445,330	1,007	0.91
Noninterest-bearing liabilities:
Noninterest-bearing deposits	254,700			258,912
Other noninterest-bearing liabilities	8,814			5,400
Total noninterest-bearing liabilities	263,514			264,312
Shareholders’ equity	119,374			85,324
Total liabilities and shareholders’ equity	$944,332			$794,966
Net interest income / interest rate spreads		$9,987	3.91%		$8,594	4.20%
Net interest margin			4.46%			4.58%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$813,012	$2,060	1.02%	$701,438	$1,001	0.57%
Total funding liabilities / cost of funds	$816,144	$2,075	1.02%	$704,242	$1,007	0.57%

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

	Three Months Ended June 30,
	2018 over 2017
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$4	$64	$68
Securities available for sale	35	26	61
Total investments	39	90	129
Real estate	1,257	358	1,615
SBA	473	70	543
C & I	86	5	91
Home Mortgage	94	-	94
Consumer	(12)	1	(11)
Loans	1,898	434	2,332
Total earning assets	1,937	524	2,461

NOW and savings deposits	-	-	-
Money market deposits	8	249	257
Time deposits	360	442	802
Total interest-bearing deposits	368	691	1,059
Borrowings	1	8	9
Total interest-bearing liabilities	369	699	1,068

Net interest income	$1,568	$(175)	$1,393

Interest income increased $2.5 million, or 25.6%, to $12.1 million for the three months ended June 30, 2018 from $9.6 million for the same period in 2017, primarily due to the growth in average loans and increase in the average yields on loans.

Average loans increased $136.6 million, or 19.7%, to $830.1 million for the three months ended June 30, 2018 from $693.5 million for the same period in 2017. Average securities available for sale increased $7.2 million, or 21.5%, to $40.4 million for the three months ended June 30, 2018 from $33.2 million for the same period in 2017. Average interest-earning assets increased $144.7 million, or 19.2%, to $897.4 million for the three months ended June 30, 2018 from $752.7 million for the same period in 2017. The increase in average loans was primarily due to new loan production, and the increase in average securities was due to purchases of available for sale securities.

The average yield on loans increased 24 basis points to 5.64% for the three months ended June 30, 2018 from 5.40% for the same period in 2017, primarily due to cumulative market rate increases by the Federal Reserve of 75 basis points through three rate hikes of 25 basis points in each of June 2017, December 2017 and March 2018. The average yield on securities increased 29 basis points to 2.06% for the three months ended June 30, 2018 from 1.77% for the same period in 2017, attributable primarily to purchasing higher yielding securities. The average yield on interest-earning assets increased 28 basis points to 5.39% for the three months ended June 30, 2018 from 5.11% for the same period in 2017.

The average yield on Federal funds sold and other investments increased 94 basis points to 2.72% for the three months ended June 30, 2018 from 1.78% for the same period in 2017, primarily due to aforementioned market rate increases by the Federal Reserve and an increase in the average balance of other investments with higher yields than Federal funds sold, due to a purchase of additional FHLB stock and a reclassification of CRA qualified mutual fund to other investments.

Interest expense increased $1.1 million, or 106.1%, to $2.1 million for the three months ended June 30, 2018 from $1.0 million for the same period in 2017, primarily due to the growth in average interest-bearing deposits and higher rates paid on interest-bearing deposits.

Average interest-bearing liabilities increased $116.1 million, or 26.1%, to $561.4 million for the three months ended June 30, 2018, compared with $445.3 million for the same period in 2017. The increase in average interest-bearing liabilities resulted primarily from a $111.6 million increase in average time deposits. Average noninterest-bearing demand deposits decreased $4.2 million, or 1.6%, to $254.7 million for the three months ended June 30, 2018 compared to $258.9 million for the same period in 2017.

The average cost of interest-bearing liabilities increased 57 basis points to 1.48% for the three months ended June 30, 2018 from 0.91% for the same period in 2017.

Net interest income increased $1.4 million, or 16.2%, for the three months ended June 30, 2018, to $10.0 million compared to $8.6 million for the same period in 2017. The net interest spread and net interest margin for the three months ended June 30, 2018 were 3.91% and 4.46%, respectively, compared with 4.20% and 4.58%, respectively, for the same period in 2017.

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

The provision for loan losses for the three months ended June 30, 2018 was $33,000 compared to $170,000 for the same period in 2017, a decrease of $137,000, or 80.6%. The decrease was primarily due to lower qualitative factors used as of June 30, 2018 compared to those of June 30, 2017. The allowance for loan losses as a percentage of gross loans was 1.18% and 1.22% at June 30, 2018 and 2017, respectively.

Noninterest Income

On January 1, 2018 the Company adopted ASC Topic 606, as revised under ASUs 2014-09, 2014-08 and 2016-20, and noninterest income disclosures for periods beginning after January 1, 2018 are presented under revised ASC Topic 606.  The adoption of ASC Topic 606 did not have a material impact on interest income.

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

Noninterest income for the three months ended June 30, 2018 was $2.8 million, an increase of $574,000, or 26.0%, compared to $2.2 million for the same period in 2017. The increase was primarily attributable to a $576,000 increase in gains on sale of SBA loans. Gains on SBA loan sales were $1.7 million for the three months ended June 30, 2018 compared to $1.2 million from the same period in 2017 as the volume of loan sales increased to $24.8 million from $16.2 million in the same period in 2017.

The following table sets forth the various components of our noninterest income for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$398	$388	$10
Loan servicing fees, net of amortization	372	374	(2)
Gain on sale of loans	1,728	1,152	576
Other income and fees	285	295	(10)
Total noninterest income	$2,783	$2,209	$574

Noninterest Expense

Noninterest expense for the three months ended June 30, 2018 was $7.5 million compared to $6.6 million for the same period in 2017, an increase of $926,000, or 14.1%. The increase was primarily attributable to increased salaries and employee benefits, occupancy expense, and our contribution to the Open Stewardship Foundation (“Foundation”).

The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$4,615	$4,125	$490
Occupancy and equipment	1,064	969	95
Data processing and communication	297	335	(38)
Professional fees	166	146	20
FDIC insurance and regulatory assessments	104	100	4
Promotion and advertising	231	155	76
Directors' fees and stock-based compensation	209	201	8
Foundation donation and other contributions	386	253	133
Other expenses	406	268	138
Total noninterest expense	7,478	6,552	926

Salaries and employee benefits expense for the three months ended June 30, 2017 increased $490,000, or 11.9%, to $4.6 million from $4.1 million for the same period in 2017. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 138.0 and 129.2 in the three months ended June 30, 2018 and 2017, respectively.

Occupancy and equipment expense increased $95,000, or 9.8%, to $1.1 million for the three months ended June 30, 2018 compared to $969,000 for the same period in 2017. The increase was primarily due to the commencement of the lease for the Santa Clara office in mid-2017 which opened in April 2018, and the increased rental expense from the lease renewals of the Fashion District and Gardena Offices in 2017.

Our aggregate donations to the Foundation and other charitable and community contributions for the three months ended June 30, 2018 were $386,000 compared to $253,000 for the same period in 2017, an increase of $133,000, or 52.6%. The increase was due to increased donation accruals for the Foundation, which is directly proportionate to the growth in our after tax income. On an annual basis, we donate 10% of our consolidated net income after taxes to the Foundation.

Promotion and advertising expense increased $76,000, or 49.0%, to $231,000 for the three months ended June 30, 2018 compared to $155,000 for the same period in 2017.  The increase was primarily due to an increase in advertising expense related to our initial public offering and creation of a TV commercial.

Income Tax Expense

Income tax expense was $1.5 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively. The effective income tax rate was 27.9 percent and 39.6 percent for the three months ended June 30, 2018 and 2017, respectively. The significant decrease in the effective tax rate was primarily attributable to the enactment of H.R.1, commonly known as the Tax Cuts and Jobs Act, on December 22, 2017.

Results of Operations—Comparison for the Six Months Ended June 30, 2018 and 2017

The following discussion of our results of operations compares the six months ended June 30, 2018 to the six months ended June 30, 2017.

We reported net income for the six months ended June 30, 2018 of $7.0 million compared to net income of $4.6 million for the six months ended June 30, 2017, an increase of $2.4 million or 52.0%. The increase was primarily due to a $2.7 million increase in net interest income, a $543,000 increase in noninterest income and a $356,000 decrease in income tax expense, partially offset by a $1.3 million increase in noninterest expense.

Net Interest Income

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

	Six months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$24,386	$329	2.67%	$24,088	$228	1.89%
Securities available for sale	39,297	396	2.02	33,979	290	1.71
Total investments	63,683	725	2.26	58,067	518	1.79
Real estate	454,619	11,543	5.12	364,069	8,638	4.78
SBA	139,293	5,264	7.62	116,579	4,193	7.25
C & I	103,887	2,839	5.51	99,871	2,612	5.27
Home Mortgage	107,382	2,770	5.16	104,132	2,698	5.18
Consumer	3,619	101	5.63	4,652	126	5.46
Loans (2)	808,800	22,517	5.61	689,303	18,267	5.34
Total earning assets	872,483	23,242	5.36	747,370	18,785	5.06
Noninterest-earning assets	49,512			40,104
Total assets	$921,995			$787,474

Interest-bearing liabilities:
NOW and savings deposits	$6,511	$7	0.22%	$5,706	$7	0.25%
Money market deposits	257,015	1,512	1.19	254,032	1,090	0.87
Time deposits	271,218	2,074	1.54	187,254	874	0.94
Total interest-bearing deposits	534,744	3,593	1.35	446,992	1,971	0.89
Borrowings	13,398	102	1.54	3,515	13	0.75
Total interest-bearing liabilities	548,142	3,695	1.36	450,507	1,984	0.89
Noninterest-bearing liabilities:
Noninterest-bearing deposits	257,445			247,615
Other noninterest-bearing liabilities	9,493			5,391
Total noninterest-bearing liabilities	266,938			253,006
Shareholders’ equity	106,915			83,961
Total liabilities and shareholders’ equity	$921,995			$787,474
Net interest income / interest rate spreads		$19,546	4.00%		$16,801	4.17%
Net interest margin			4.51%			4.53%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$792,189	$3,593	0.91%	$694,607	$1,971	0.57%
Total funding liabilities / cost of funds	$805,587	$3,695	0.92%	$698,122	$1,984	0.57%

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

	Six months Ended June 30,
	2018 over 2017
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$3	$96	$99
Securities available for sale	49	57	106
Total investments	52	153	205
Real estate	2,260	646	2,906
SBA	849	222	1,071
C & I	106	121	227
Home Mortgage	83	(11)	72
Consumer	(29)	4	(25)
Loans	3,269	982	4,251
Total earning assets	3,321	1,135	4,456

NOW and savings deposits	1	(1)	-
Money market deposits	13	409	422
Time deposits	495	705	1,200
Total interest-bearing deposits	509	1,113	1,622
Borrowings	65	24	89
Total interest-bearing liabilities	574	1,137	1,711

Net interest income	$2,747	$(2)	$2,745

Interest income increased $4.4 million, or 23.7%, to $23.2 million for the six months ended June 30, 2018 from $18.8 million for the same period in 2017, primarily due to the growth in average loans and increase in the average yields on loans.

Average loans increased $119.5 million, or 17.3%, to $808.8 million for the six months ended June 30, 2018 from $689.3 million for the same period in 2017. Average securities available for sale increased $5.3 million, or 15.7%, to $39.3 million for the six months ended June 30, 2018 from $34.0 million for the same period in 2017. Average interest-earning assets increased $125.1 million, or 16.7%, to $872.5 million for the six months ended June 30, 2018 from $747.4 million for the same period in 2017. The increase in average loans was primarily due to new loan production, and the increase in average securities was due to purchases of available for sale securities.

The average yield on loans increased 27 basis points to 5.61% for the six months ended June 30, 2018 from 5.34% for the same period in 2017, primarily due to cumulative market rate increases by the Federal Reserve of 75 basis points through three rate hikes of 25 basis points in each of June 2017, December 2017 and March 2018. The average yield on securities increased 31 basis points to 2.02% for the six months ended June 30, 2018 from 1.71% for the same period in 2017, attributable primarily to purchasing higher yielding securities. The average yield on interest-earning assets increased 30 basis points to 5.36% for the six months ended June 30, 2018 from 5.06% for the same period in 2017.

The average yield on Federal funds sold and other investments increased 78 basis points to 2.67% for the six months ended June 30, 2018 from 1.89% for the same period in 2017, primarily due to aforementioned market rate increases by the Federal Reserve and an increase in the average balance of other investments with higher yields than Federal funds sold, due to a purchase of additional FHLB stock and a reclassification of CRA qualified mutual fund to other investments.

Interest expense increased $1.7 million, or 86.1%, to $3.7 million for the six months ended June 30, 2018 from $2.0 million for the same period in 2017, primarily due to the growth in average interest-bearing deposits and higher rates paid on interest-bearing deposits.

Average interest-bearing liabilities increased $97.6 million, or 21.7%, to $548.1 million for the six months ended June 30, 2018, compared with $450.5 million for the same period in 2017. The increase in average interest-bearing liabilities resulted primarily from an $84.0 million increase in average time deposits and a $9.9 million increase in average borrowings. Average noninterest-bearing demand deposits decreased $9.8 million, or 4.0%, to $257.4 million for the six months ended June 30, 2018 compared to $247.6 million for the same period in 2017.

The average cost of interest-bearing liabilities increased 47 basis points to 1.36% for the six months ended June 30, 2018 from 0.89% for the same period in 2017.

Net interest income increased $2.7 million, or 16.3%, for the six months ended June 30, 2018, to $19.5 million compared to $16.8 million for the same period in 2017. The net interest spread and net interest margin for the six months ended June 30, 2018 were 4.00% and 4.51%, respectively, compared with 4.17% and 4.53%, respectively, for the same period in 2017.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2018 was $609,000 compared to $711,000 for the same period in 2017, a decrease of $102,000, or 14.3%. The decrease was primarily due to lower qualitative factors used as of June 30, 2018 compared to those of June 30, 2017. The allowance for loan losses as a percentage of gross loans was 1.18% and 1.22% at June 30, 2018 and 2017, respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2018 was $5.0 million, an increase of $543,000, or 12.2%, compared to $4.5 million for the same period in 2017. The increase was primarily attributable to a $372,000 increase in gains on sale of SBA loans and a $128,000 increase in service charges on deposit accounts. Gains on SBA loan sales were $2.7 million for the six months ended June 30, 2018 compared to $2.3 million from the same period in 2017 as the volume of loan sales increased to $38.2 million from $32.6 million in the same period in 2017. Service charges on deposit accounts increased $128,000 to $935,000 in the six months ended June 30, 2018 compared to $807,000 thousand in the same period in 2018, primarily due to increased activities on noninterest bearing deposit accounts.

The following table sets forth the various components of our noninterest income for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$935	$807	$128
Loan servicing fees, net of amortization	696	740	(44)
Gain on sale of loans	2,717	2,345	372
Other income and fees	648	561	87
Total noninterest income	$4,996	$4,453	$543

Noninterest Expense

Noninterest expense for the six months ended June 30, 2018 was $14.3 million compared to $12.9 million for the same period in 2017, an increase of $1.4 million, or 10.4%. The increase was primarily attributable to increased salaries and employee benefits, occupancy expense, and our contribution to the Foundation.

The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$8,826	$8,148	$678
Occupancy and equipment	2,089	1,933	156
Data processing and communication	627	666	(39)
Professional fees	318	286	32
FDIC insurance and regulatory assessments	200	200	-
Promotion and advertising	377	300	77
Directors' fees and stock-based compensation	418	396	22
Foundation donation and other contributions	715	468	247
Other expenses	720	544	176
Total noninterest expense	14,290	12,941	1,349

Salaries and employee benefits expense for the six months ended June 30, 2017 increased $678,000, or 8.3%, to $8.8 million from $8.1 million for the same period in 2017. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 138.5 and 129.4 in the six months ended June 30, 2018 and 2017, respectively.

Occupancy and equipment expense increased $156,000, or 8.1%, to $2.1 million for the six months ended June 30, 2018 compared to $1.9 million for the same period in 2017. The increase was primarily due to the commencement of the lease for the Santa Clara office in mid-2017 which opened in April 2018, and the increased rental expense from the lease renewals of the Fashion District and Gardena Offices in 2017.

Our aggregate donations to the Foundation and other charitable and community contributions for the six months ended June 30, 2018 were $715,000 compared to $468,000 for the same period in 2017, an increase of $247,000, or 52.8%. The increase was due to increased donation accruals for the Foundation, which is directly proportionate to the growth in our after tax income. On an annual basis, we donate 10% of our consolidated net income after taxes to the Foundation.

Promotion and advertising expense increased $77,000, or 25.7%, to $377,000 for the six months ended June 30, 2018 compared to $300,000 for the same period in 2017.  The increase was primarily due to an increase in advertising expense related to our initial public offering and creation of a TV commercial.

Income Tax Expense

Income tax expense decreased $356,000, or 11.9%, to $2.6 million for the six months ended June 30, 2018 compared to $3.0 million for the same period in 2017. The effective income tax rate was 27.3 percent and 39.4 percent for the six months ended June 30, 2018 and 2017, respectively. The significant decrease in the effective tax rate was primarily attributable to the enactment the Tax Cuts and Jobs Act.

Financial Condition

Total assets increased $78.4 million, or 8.7%, to $979.4 million at June 30, 2018 compared to $901.0 million at December 31, 2017. This increase primarily resulted from an increase of $78.0 million, or 10.4%, in gross loans. We funded our asset growth primarily with an increase of $50.1 million in deposits and a $22.6 million of net proceeds from our initial public offering on March 27, 2018.

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

All of the securities in our investment portfolio were classified as available-for-sale at June 30, 2018. There were no held-to-maturity securities in our investment portfolio at June 30, 2018. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available-for-sale increased $3.5 million, or 8.4%, to $45.0 million at June 30, 2018 from $41.5 million at December 31, 2017, primarily due to a $10.0 million purchase of available for sale collateralized mortgage obligations in May 2018, partially offset by the paydowns on home mortgage-backed securities and collateralized mortgage obligations and the reclassification of CRA qualified mutual fund to other investments following the adoption of ASU 2016-01 effective January 2018. No issuer of the available-for-sale securities, other than FNMA and FHLMC, comprised more than ten percent of our shareholders’ equity as of June 30, 2018 or December 31, 2017.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	June 30, 2018			December 31, 2017
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$6,991	$6,875	$(116)	$6,989	$6,932	$(57)
Mortgage-backed securities: residential	12,581	12,179	(402)	14,109	13,941	(168)
Collateralized mortgage obligations	26,643	25,952	(691)	18,459	18,113	(346)
Other securities	—	—	—	2,518	2,486	(32)
Total available for sale	$46,215	$45,006	$(1,209)	$42,075	$41,472	$(603)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2018, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We have no securities with contractual maturities due in one year or less as of June 30, 2018.

	As of June 30, 2018
	Due after One Year		Due after Five Years
	Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$6,991	1.68%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	8,541	1.92%	4,040	2.31%
Collateralized mortgage obligations	—	—%	1,583	1.73%	25,060	2.07%
Total available for sale	$6,991	1.68%	$10,124	1.89%	$29,100	2.25%

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

At June 30, 2018, gross loans including deferred costs totaled $826.0 million compared to $748.0 million at December 31, 2017, an increase of $78.0 million, or 10.4%. The increase in our gross loans resulted from organic growth in most of our loan categories.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$465,125	56%	$420,760	56%
SBA loan - real estate	115,127	14%	106,924	14%
Total real estate	580,252	70%	527,684	70%
SBA loan - non-real estate	10,251	1%	8,635	1%
Commercial and industrial	117,353	14%	103,681	14%
Home mortgage	114,710	14%	104,068	14%
Consumer	3,474	1%	3,955	1%
Gross loans	826,040	100%	748,023	100%
Allowance for loan losses	(9,723)		(9,139)
Net loans	$816,317		$738,884

The following tables presents the maturity distribution of our loans as of June 30, 2018 and December 31, 2017. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of June 30, 2018
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$24,079	$32,785	$193,925	$118,532	$37,597	$58,207	$465,125
SBA loans - real estate	—	—	—	—	—	115,127	115,127
Total real estate	24,079	32,785	193,925	118,532	37,597	173,334	580,252
SBA loan - non-real estate	—	—	—	785	—	9,466	10,251
Commercial and industrial	—	72,380	1,836	30,199	—	12,938	117,353
Home mortgage	—	—	—	—	114,710	—	114,710
Consumer	—	1,563	8	1,041	—	862	3,474
Gross loans	$24,079	$106,728	$195,769	$150,557	$152,307	$196,600	$826,040

	As of December 31, 2017
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$24,364	$38,629	$171,457	$88,328	$39,120	$58,862	$420,760
SBA loans - real estate	—	—	—	—	—	106,924	106,924
Total real estate	24,364	38,629	171,457	88,328	39,120	165,786	527,684
SBA loan - non-real estate	—	—	—	764	—	7,871	8,635
Commercial and industrial	—	58,900	2,188	25,876	—	16,717	103,681
Home mortgage	—	—	—	—	104,068	—	104,068
Consumer	—	1,821	11	1,202	—	921	3,955
Gross loans	$24,364	$99,350	$173,656	$116,170	$143,188	$191,295	$748,023

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services oriented entities), SBA loans (unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 84.1% of our gross loans is secured by real property as of June 30, 2018, compared to 84.5% as of December 31, 2017.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At June 30, 2018, approximately 55% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At June 30, 2018, our average loan to value for commercial real estate loans was approximately 54%. Our commercial real estate loan portfolio totaled $465.1 million at June 30, 2018 compared to $420.8 million at December 31, 2017.

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

As of June 30, 2018, our SBA portfolio totaled $125.4 million compared to $115.6 million as of December 31, 2017, an increase of $9.8 million, or 8.5%. The increase was primarily due to a $45.7 million origination of SBA loans in the six months ended June 30, 2018, partially offset by a $38.2 million sale of SBA loans in the six months ended June 30, 2018.

Commercial and industrial loans totaled $117.4 million at June 30, 2018 compared to $103.7 million at December 31, 2017. The increase resulted primarily from organic loan growth.

We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. The loan product is a five-year or seven-year hybrid adjustable rate mortgage which reprices after five years to the one-year LIBOR plus certain spreads. We originate the non-qualified single-family home mortgage loans held by us for investment. Home mortgage loans totaled $114.7 million at June 30, 2018 compared to $104.1 million at December 31, 2017, an increase of $10.6 million, or 10.2%.

Loan Servicing

As of June 30, 2018 and December 31, 2017, we serviced $322.0 million and $309.3 million respectively, of SBA loans for others. Activities for loan servicing rights for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)
Beginning balance	$6,725	$6,883	$(158)	$6,771	$6,783	$(12)
Additions	655	474	181	1,032	954	78
Amortized to expense	(387)	(393)	6	(810)	(773)	(37)
Ending balance	$6,993	$6,964	$29	$6,993	$6,964	$29

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

The allowance for loan losses was $9.7 million at June 30, 2018 compared to $9.1 million at December 31, 2017, an increase of $584,000, or 6.4%. The increase was primarily due to the overall growth in the size of our gross loans, which grew $78.0 million, or 10.4%, to $826.0 million at June 30, 2018 from $748.0 million at December 31, 2017, and an increase of $634,000 in specific allowances on impaired loans.

In determining the allowance and the related provision for loan losses, we consider three principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial and industrial, commercial real estate, construction and land development loans; (ii) allocations, by loan classes, on loan portfolios based on historical loan loss experience and qualitative factors; and (iii) review of the credit discounts in relationship to the valuation allowance calculated for purchased loans. Provisions for loan losses are charged to operations to record changes to the total allowance to a level deemed appropriate by us.

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

Analysis of the Allowance for Loan Losses.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, as of and for the three and six months ended June 30, 2018 and 2017.

	As of and For the Three Months Ended June 30,
	2018				2017
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$5,212	$(408)	$—	$4,804	$4,219	$184	$—	$4,403
SBA loans - real estate	1,006	(28)	—	978	922	61	—	983
Total real estate	6,218	(436)	—	5,782	5,141	245	—	5,386
SBA loan - non-real estate	500	62	26	536	441	3	(6)	450
Commercial and industrial	1,581	296	—	1,877	1,294	24	—	1,318
Home mortgage	1,375	113	—	1,488	1,452	(98)	—	1,354
Consumer	42	(2)	—	40	52	(4)	—	48
Total	$9,716	$33	$26	$9,723	$8,380	$170	$(6)	$8,556
Gross loans				$826,040				$702,413
Average gross loans				830,133				693,466
Net charge-offs to average gross loans				0.01%				(0.00)%
Allowance for loans losses to gross loans				1.18%				1.22%

(1) Net charge-offs are loan charge-offs net of loan recoveries.

	As of and For the Six Months Ended June 30,
	2018				2017
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$4,801	$3	$—	$4,804	$4,217	$186	$—	$4,403
SBA loans - real estate	1,082	(104)	—	978	893	90	—	983
Total real estate	5,883	(101)	—	5,782	5,110	276	—	5,386
SBA loan - non-real estate	538	23	25	536	59	456	65	450
Commercial and industrial	1,265	612	—	1,877	1,322	(4)	—	1,318
Home mortgage	1,408	80	—	1,488	1,364	(10)	—	1,354
Consumer	45	(5)	—	40	55	(7)	—	48
Total	$9,139	$609	$25	$9,723	$7,910	$711	$65	$8,556
Gross loans				$826,040				$702,413
Average gross loans				808,800				689,303
Net charge-offs to average gross loans				0.01%				0.02%
Allowance for loans losses to gross loans				1.18%				1.22%

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO at June 30, 2018 and December 31, 2017.

Non-performing loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO. Non-performing loans were $990,000 at June 30, 2018 compared to $1.0 million at December 31, 2017.

Classified loans were $3.1 million at June 30, 2018, an increase of $1.0 million compared to $2.1 million at December 31, 2017. The increase in classified loans was primarily due to one lending relationship with a $1.3 million loan outstanding, which was downgraded to substandard.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Non-accrual loans	$642	$683
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	348	354
Total non-performing loans	990	1,037
Other real estate owned	—	—
Total non-performing assets	$990	$1,037
Non-performing loans to gross loans	0.12%	0.14%
Non-performing assets to total assets	0.10%	0.14%
Allowance for loan losses to non-performing loans	982%	881%

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

Total deposits at June 30, 2018 were $823.4 million, representing an increase of $50.1 million, or 6.5%, compared to $773.3 million at December 31, 2017. As of June 30, 2018, 32.8% of total deposits were comprised of noninterest-bearing demand accounts, 30.0% of interest-bearing transaction accounts and 37.1% of time deposits.

The following tables summarize our average deposit balances and weighted average rates for the three and six months ended June 30, 2018 and December 31, 2017:

	Three Months Ended June 30,
	2018			2017
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$254,700	―	%	$258,912	―	%
Interest-bearing:
NOW and Savings deposits	6,615	0.24		5,951	0.27
Money market	253,162	1.27		249,679	0.88
Time deposits ($250,000 or less)	159,944	1.66		101,288	0.98
Time deposits (more than $250,000)	138,591	1.71		85,608	0.50
Total interest-bearing	558,312	1.48		442,526	0.91
Total deposits	$813,012	1.02%		$701,438	0.57%

	Six Months Ended June 30,
	2018			2017
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$257,445	―	%	$247,615	―	%
Interest-bearing:
NOW and Savings deposits	6,511	0.22		5,706	0.25
Money market	257,015	1.19		254,032	0.87
Time deposits ($250,000 or less)	145,750	1.53		103,850	0.97
Time deposits (more than $250,000)	125,468	1.55		83,404	0.90
Total interest-bearing	534,744	1.35		446,992	0.89
Total deposits	$792,189	0.91%		$694,607	0.57%

The following tables set forth the maturity of time deposits as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$49,005	$38,112	$65,216	$11,356	$163,689
Time deposits (greater than $250,000)	54,829	9,440	67,762	9,792	141,823
Total time deposits	$103,834	$47,552	$132,978	$21,148	$305,512

	As of December 31, 2017
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$49,491	$28,128	$37,414	$8,748	$123,781
Time deposits (greater than $250,000)	52,245	13,673	36,832	6,202	108,952
Total time deposits	$101,736	$41,801	$74,246	$14,950	$232,733

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At June 30, 2018 and December 31, 2017, we had maximum borrowing capacity from the FHLB of $328.6 million and $308.5 million, respectively. We had $25 million of advances from FHLB at June 30, 2018 and December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, we had $9.5 million of unsecured federal funds lines with no amounts advanced. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $96.6 million and $92.8 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $163.6 million and $156.2 million as of June 30, 2018 and December 31, 2017, respectively. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2018 or December 31, 2017, and our borrowing capacity is limited only by eligible collateral.

At June 30, 2018, we had a $25 million advance from the FHLB which had an overnight borrowing interest rate of 2.08%. We had a $25 million FHLB advance outstanding at December 31, 2017 which was an overnight borrowing at an interest rate of 1.41%. Based on the values of loans pledged as collateral, we had $165.2 million of additional borrowing availability with the FHLB as of June 30, 2018. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2018 and December 31, 2017. We and the Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of June 30, 2018, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since June 30, 2018 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total capital (to risk-weighted assets)
Consolidated	$131,634	16.09%	$65,433	8.00%	N/A	N/A	$82,762	10.50%
Bank	131,540	16.08%	65,426	8.00%	81,782	10.00%	82,755	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	121,847	14.90%	49,075	6.00%	N/A	N/A	66,998	8.50%
Bank	121,753	14.89%	49,069	6.00%	65,426	8.00%	66,992	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	121,847	14.90%	36,806	4.50%	N/A	N/A	55,174	7.00%
Bank	121,753	14.89%	36,802	4.50%	53,159	6.50%	55,170	7.00%
Tier 1 capital (to average assets)
Consolidated	121,847	12.91%	37,757	4.00%	N/A	N/A	35,962	4.00%
Bank	121,753	12.90%	37,753	4.00%	47,192	5.00%	35,950	4.00%

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total capital (to risk-weighted assets)
Consolidated	$100,713	13.49%	$59,729	8.00%	N/A	N/A	$78,394	10.50%
Bank	100,648	13.48%	59,726	8.00%	74,658	10.00%	78,391	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	91,510	12.26%	44,797	6.00%	N/A	N/A	63,462	8.50%
Bank	91,445	12.25%	44,795	6.00%	59,726	8.00%	63,459	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	91,510	12.26%	33,597	4.50%	N/A	N/A	52,263	7.00%
Bank	91,445	12.25%	33,596	4.50%	48,528	6.50%	52,260	7.00%
Tier 1 capital (to average assets)
Consolidated	91,510	10.46%	35,009	4.00%	N/A	N/A	35,009	4.00%
Bank	91,445	10.45%	35,007	4.00%	43,759	5.00%	35,007	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at June 30, 2018 and December 31, 2017:

	Payments Due at June 30, 2018
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$517,861	$—	$—	$—	$517,861
Time deposits	284,363	20,741	408	—	305,512
Operating lease commitments	1,702	3,566	3,590	2,952	11,810
Advanced from FHLB	25,000	—	—	—	25,000
Total contractual obligations	$828,926	$24,307	$3,998	$2,952	$860,183

	Payments Due at December 31, 2017
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$540,573	$—	$—	$—	$540,573
Time deposits	217,783	14,768	182	—	232,733
Operating lease commitments	1,630	3,251	3,378	3,763	12,022
Advanced from FHLB	25,000	—	—	—	25,000
Total contractual obligations	$784,986	$18,019	$3,560	$3,763	$810,328

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

The following table summarized commitments as of the dates presented.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$57,284	$62,356
Standby letters of credit	1,902	1,627
Total	$59,186	$63,983

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2018 and December 31, 2017 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity				Economic Value of Equity Sensitivity
	06/30/2018		12/31/2017		06/30/2018		12/31/2017
+400 basis points	17.48%		14.74%		(3.12	) %	2.71%
+300 basis points	14.11%		12.11%		(0.73	) %	4.45%
+200 basis points	9.97%		8.73%		0.72%		5.00%
+100 basis points	5.37%		4.89%		2.05%		5.28%
-100 basis points	(3.74	) %	(2.95	) %	(2.73	) %	(9.23	) %

We are within board-established policy limits for the all rate scenarios. The EAR reported at June 30, 2018 projects that our earnings are expected to be sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets decreased resulting in a position shift to be slightly more asset sensitive.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OP Bancorp included as Exhibit 3.1 to the Registration Statement on Form S-1 filed March 5, 2018 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of OP Bancorp included as Exhibit 3.2 to the Registration Statement on Form S-1 filed March 5, 2018 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 13, 2018	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: August 13, 2018	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer