Form 10-Q
period 2018-09-30
OP Bancorp
filed 2018-11-13
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2018, there were 15,783,338 outstanding shares of the Registrant’s common stock.

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
•

factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers, the success of construction projects that we finance, including any loans acquired in acquisition transactions;

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

•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	restraints on the ability of Open Bank to pay dividends to us, which could limit our liquidity;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
•	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
•	changes in our management personnel or our inability to retain, motivate and hire qualified management personnel;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•	risks related to potential acquisitions;
•	incremental costs and obligations associated with operating as a public company;
•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OP BANCORP

CONSOLIDATED BALANCE SHEETS (unaudited)

As of September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$95,786,737	$63,249,952
Securities available for sale, at fair value	46,324,158	41,471,711
Other investments	7,220,880	4,286,500
Loans held for sale	3,253,500	15,739,305
Loans receivable, net of allowance of $9,550,768 at September 30, 2018 and $9,139,488 at December 31, 2017	840,467,479	738,884,413
Premises and equipment, net	4,757,479	4,480,792
Accrued interest receivable	2,782,502	2,463,486
Servicing assets	7,097,136	6,771,097
Company owned life insurance	11,321,086	11,089,718
Deferred tax assets	4,257,497	3,383,365
Other assets	11,759,730	9,178,491
Total assets	$1,035,028,184	$900,998,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$286,347,297	$289,409,876
Interest bearing:
Savings	3,239,700	3,838,353
Money market and others	253,807,061	247,324,292
Time deposits greater than $250,000	157,686,977	108,952,059
Other time deposits	195,809,666	123,781,434
Total deposits	896,890,701	773,306,014
Federal Home Loan Bank advances	-	25,000,000
Accrued interest payable	1,195,818	423,239
Other liabilities	11,966,512	10,789,627
Total liabilities	910,053,031	809,518,880

Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,770,576 and 13,190,527 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	91,008,999	67,925,860
Additional paid-in capital	5,886,463	5,279,991
Retained earnings	29,112,718	18,623,952
Accumulated other comprehensive loss	(1,033,027)	(349,853)
Total shareholders’ equity	124,975,153	91,479,950
Total liabilities and shareholders' equity	$1,035,028,184	$900,998,830

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$12,524,220	$10,111,318	$35,041,659	$28,378,286
Interest on investment securities	248,783	185,750	644,954	475,926
Other interest income	232,864	122,439	561,449	350,954
Total interest income	13,005,867	10,419,507	36,248,062	29,205,166
Interest expense
Interest on deposits	2,477,159	1,154,156	6,070,578	3,126,087
Interest on borrowed funds	43,684	57,164	146,158	70,641
Total interest expense	2,520,843	1,211,320	6,216,736	3,196,728
Net interest income	10,485,024	9,208,187	30,031,326	26,008,438
Provision for loan losses	438,514	278,148	1,047,179	989,231
Net interest income after provision for loan losses	10,046,510	8,930,039	28,984,147	25,019,207

Noninterest income
Service charges on deposits	483,867	393,685	1,418,857	1,201,075
Loan servicing fees, net of amortization	310,484	317,702	1,006,097	1,057,644
Gain on sale of loans	1,135,351	1,191,822	3,852,087	3,536,854
Other income	354,307	351,808	1,002,536	912,592
Total noninterest income	2,284,009	2,255,017	7,279,577	6,708,165
Noninterest expense
Salaries and employee benefits	4,802,904	4,263,620	13,628,703	12,412,020
Occupancy and equipment	975,945	986,062	3,065,238	2,918,686
Data processing and communication	320,354	330,737	947,749	996,949
Professional fees	294,000	149,000	612,100	435,220
FDIC insurance and regulatory assessments	105,909	100,867	305,969	300,515
Promotion and advertising	221,756	157,596	598,481	458,027
Directors’ fees	215,676	202,044	633,597	597,936
Foundation donation and other contributions	369,000	283,800	1,084,000	751,800
Other expenses	399,041	270,123	1,117,574	813,503
Total noninterest expense	7,704,585	6,743,849	21,993,411	19,684,656
Income before income taxes	4,625,934	4,441,207	14,270,313	12,042,716
Income tax expense	1,144,471	1,713,390	3,781,548	4,706,144
Net income	$3,481,463	$2,727,817	$10,488,765	$7,336,572
Earnings per share - Basic	$0.22	$0.20	$0.68	$0.54
Earnings per share - Diluted	$0.21	$0.19	$0.66	$0.52
Other comprehensive income (loss):
Change in unrealized income (loss) on securities available for sale	(257,328)	(27,303)	(862,894)	164,798
Less tax effect	(76,076)	(11,235)	(179,720)	67,814
Total other comprehensive income (loss)	(181,252)	(16,068)	(683,174)	96,984
Comprehensive income	$3,300,211	$2,711,749	$9,805,591	$7,433,556

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

For the Nine Months ended September 30, 2018 and 2017

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at January 1, 2017	12,896,548	$67,499,310	$4,611,973	$9,387,470	$(214,966)	$81,283,787
Net income	—	—	—	7,336,572	—	7,336,572
Stock issued under stock-based compensation plans	266,184	329,550	—	—	—	329,550
Stock-based compensation	—	—	431,494	—	—	431,494
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	96,984	96,984
Balance at September 30, 2017	13,162,732	$67,828,860	$5,043,467	$16,724,042	$(117,982)	$89,478,387

Balance at January 1, 2018	13,190,527	$67,925,860	$5,279,991	$18,623,952	$(349,853)	$91,479,950
Net income	—	—	—	10,488,765	—	10,488,765
Stock issued under stock offering, net of expenses	2,300,000	22,569,090	—	—	—	22,569,090
Stock issued under stock-based compensation plans	280,049	514,050	—	—	—	514,050
Stock-based compensation	—	—	606,472	—	—	606,472
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(683,174)	(683,174)
Balance at September 30, 2018	15,770,576	$91,009,000	$5,886,463	$29,112,717	$(1,033,027)	$124,975,153

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$10,488,765	$7,336,572
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	1,047,179	989,231
Depreciation and amortization of premises and equipment	762,383	766,848
Amortization of net premiums on securities	183,039	222,861
Stock-based compensation	606,472	431,494
Gain on sales of loans	(3,852,087)	(3,536,854)
Earnings on company owned life insurance	(231,368)	(242,212)
Origination of loans held for sale	(51,051,482)	(61,106,203)
Proceeds from sales of loans held for sale	65,768,831	51,990,640
Amortization of servicing assets	1,294,504	1,231,322
Net change in:
Accrued interest receivable	(319,016)	(180,605)
Other assets	(3,275,651)	(3,055,779)
Accrued interest payable	772,579	55,659
Other liabilities	1,176,885	1,837,724
Net cash from operating activities	23,371,033	(3,259,302)
Cash flows from investing activities
Net change in loans receivable	(102,630,245)	(61,821,147)
Proceeds from calls of securities available for sale	4,845,487	4,526,271
Purchase of premises and equipment, net	(1,039,070)	(141,546)
Purchase of securities available for sale	(13,262,365)	(12,698,593)
Purchase of other investments	(415,882)	(848,900)
Net cash from investing activities	(112,502,075)	(70,983,915)
Cash flows from financing activities
Net change in deposits	123,584,687	92,748,774
Cash received from stock option exercises	514,050	329,550
Repayment of Federal Home Loan Bank advances	(25,000,000)	—
Issuance of common stock, net of expenses	22,569,090	15,000,000
Net cash from financing activities	121,667,827	108,078,324
Net change in cash and cash equivalents	32,536,785	33,835,107
Cash and cash equivalents at beginning of period	63,249,952	20,126,028
Cash and cash equivalents at end of period	$95,786,737	$53,961,135
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$5,379,453	$5,855,000
Interest	5,444,158	3,141,069
Supplemental noncash disclosure:
Transfer from securities available for sale to other investments	$2,485,680	$—

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

Other investments:  Other investments includes the followings : (i) Federal Home Loan Bank (“FHLB”) Stock - the Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income; (ii) Pacific Coast Bankers Bank (“PCBB”) Stock - the Bank is a member of PCBB. PCBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income; and (iii) the Company’s investment in a mutual fund to satisfy the Company’s requirements under the Community Reinvestment Act (“CRA”).  CRA mutual fund is reported at fair value.  Unrealized gains and losses are recognized in other income in the Consolidated Statements of Income and Comprehensive Income.

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

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. For those portfolio segments that the Company does not have sufficient historical data available to track the loss migration, the loss factors are based on the actual loss history experienced by the Company over the most recent five years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations..

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

Management believes that as of September 30, 2018 and December 31, 2017 the allowance for loan losses is adequate based on information currently available. If a deterioration in the economy of the Company’s principal market area occurs, the Company’s loan portfolios could be adversely impacted and higher charge-offs and increases in non-performing assets could result. Such an adverse impact could also require a larger allowance for loan losses.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the three and nine months ended September 30, 2018 or 2017.

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

Effective January 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01).  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01 include the following:  1)  Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2)  Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3)  Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4)  Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value.  For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of ASU 2016-01 resulted in a transfer of $2.5 million of a mutual funds from securities available for sale to other investments on the consolidted balance sheet.  However, this standard did not have a material impact on the consolidated financial statements. See Note 13 for fair value measurement disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding at September 30, 2018, the Company does not expect this ASU to have a material impact on the income statement, but does anticipate an approximately $13 million increase in assets and liabilities once this ASU becomes effective.

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

ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted for fiscal years, including interim periods, beginning after December 15, 2018. ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, including software solutions, data requirements and loss estimation methodologies. The company has engaged a third party advisor to develop a new expected loss model. While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

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

Note 3. Securities

The following table summarizes the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses for available for sale securities at September 30, 2018 and December 31, 2017:

As of September 30, 2018:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government sponsored agency securities	$6,992,706	$—	$(125,777)	$6,866,929
Mortgage-backed securities: residential	15,161,985	—	(448,856)	14,713,129
Collateralized mortgage obligations	25,636,076	—	(891,976)	24,744,100
Total available for sale	$47,790,767	$—	$(1,466,609)	$46,324,158

As of December 31, 2017:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government sponsored agency securities	$6,988,681	$2,001	$(58,674)	$6,932,008
Mortgage-backed securities: residential	14,109,433	—	(168,908)	13,940,525
Collateralized mortgage obligations	18,458,814	—	(345,316)	18,113,498
Other securities	2,518,498	—	(32,818)	2,485,680
Total available for sale	$42,075,426	$2,001	$(605,716)	$41,471,711

There were no sales of securities available for sale in the three or nine months ended September 30, 2018 or 2017. The amortized cost and estimated fair value of securities available for sale at September 30, 2018, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

As of September 30, 2018:	Amortized Cost	Fair Value
Available for sale:
Within one year	$999,656	$990,105
One to five years	5,993,050	5,876,824
Mortgage-backed securities: residential	15,161,985	14,713,129
Collateralized mortgage obligations	25,636,076	24,744,100
Total available for sale	$47,790,767	$46,324,158

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2018:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Government sponsored agency securities	$1,972,553	$(21,048)	$4,894,376	$(104,729)	$6,866,929	$(125,777)
Mortgage-backed securities: residential	—	—	14,713,129	(448,856)	14,713,129	(448,856)
Collateralized mortgage obligations	9,689,390	(112,087)	15,054,710	(779,889)	24,744,100	(891,976)
Total available for sale	$11,661,943	$(133,135)	$34,662,215	$(1,333,474)	$46,324,158	$(1,466,609)

	Less Than 12 Months		12 Months or Longer		Total
As of December 31, 2017:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Government sponsored agency securities	$3,957,340	$(33,620)	$1,974,139	$(25,054)	$5,931,479	$(58,674)
Mortgage-backed securities: residential	7,954,428	(70,965)	5,986,097	(97,943)	13,940,525	(168,908)
Collateralized mortgage obligations	9,642,028	(138,243)	8,471,469	(207,073)	18,113,497	(345,316)
Other securities	2,485,680	(32,818)	—	—	2,485,680	(32,818)
Total available for sale	$24,039,476	$(275,646)	$16,431,705	$(330,070)	$40,471,181	$(605,716)

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

There were no securities pledged as collateral at September 30, 2018 or December 31, 2017.

Other investments at September 30, 2018 and December 31, 2017, consisted of the following:

	September 30, 2018	December 31, 2017
FHLB stock	$4,581,700	$4,096,500
PCBB stock	190,000	190,000
Mutual fund - CRA qualified	2,449,180	—
Total other investments	$7,220,880	$4,286,500

Effective January 2018, the Company adopted ASU 2016-01 and reclassified a $2.5 million of a mutual fund that the Company invested to satisfy the CRA requirements from securities available for sale to other investments, which is reported at fair value. Unrealized holding losses on this investment were $111,041 as of September 30, 2018. This loss is included in other income in the Statements of Income and Comprehensive Income.

Note 4. Loans

The composition of the loan portfolio was as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Real estate:
Commercial real estate	$489,828,043	$420,759,900
SBA loans—real estate	121,833,439	106,924,278
Total real estate	611,661,482	527,684,178
SBA loans—non-real estate	10,671,293	8,634,879
Commercial and industrial	104,301,404	103,681,574
Home mortgage	120,261,899	104,067,756
Consumer	3,122,169	3,955,514
Gross loans receivable	850,018,247	748,023,901
Allowance for loan losses	(9,550,768)	(9,139,488)
Loans receivable, net	$840,467,479	$738,884,413

No loans were outstanding to related parties as of September 30, 2018. The Company had $10,768 in loans to principal officers, directors, and their affiliates at December 31, 2017.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 was as follows:

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
Three months ended September 30, 2018:
Beginning balance	$4,804,469	$977,635	$535,929	$1,877,197	$1,489,081	$39,120	$9,723,431
Provision for loan losses	271,117	29,735	88,800	42,502	12,189	(5,829)	438,514
Charge-offs	—	—	(57,310)	(565,607)	—	—	(622,917)
Recoveries	—	—	6,287	5,453	—	—	11,740
Ending balance	$5,075,586	$1,007,370	$573,706	$1,359,545	$1,501,270	$33,291	$9,550,768
Three months ended September 30, 2017:
Beginning balance	$4,403,116	$982,680	$450,257	$1,318,063	$1,353,379	$48,648	$8,556,143
Provision for loan losses	267,093	33,254	100,577	(51,390)	3,820	(75,206)	278,148
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	1,500	—	—	73,284	74,784
Ending balance	$4,670,209	$1,015,934	$552,334	$1,266,673	$1,357,199	$46,726	$8,909,075

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
Nine months ended September 30, 2018:
Beginning balance	$4,801,297	$1,082,065	$537,967	$1,265,456	$1,407,742	$44,961	$9,139,488
Provision for loan losses	274,289	(74,883)	111,672	654,243	93,528	(11,670)	1,047,179
Charge-offs	—	—	(85,233)	(565,607)	—	—	(650,840)
Recoveries	—	188	9,300	5,453	—	—	14,941
Ending balance	$5,075,586	$1,007,370	$573,706	$1,359,545	$1,501,270	$33,291	$9,550,768
Nine months ended September 30, 2017:
Beginning balance	$4,217,089	$892,605	$59,032	$1,322,294	$1,363,628	$55,034	$7,909,682
Provision for loan losses	453,120	123,329	556,424	(55,621)	(6,429)	(81,592)	989,231
Charge-offs	—	—	(75,895)	—	—	—	(75,895)
Recoveries	—	—	12,773	—	—	73,284	86,057
Ending balance	$4,670,209	$1,015,934	$552,334	$1,266,673	$1,357,199	$46,726	$8,909,075

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment as of September 30, 2018 and December 31, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
As of September 30, 2018:
Allowance for loan losses:
Commercial real estate	$—	$5,075,586	$5,075,586
SBA loans—real estate	—	1,007,370	1,007,370
SBA loans—non-real estate	433,828	139,878	573,706
Commercial and industrial	345,429	1,014,116	1,359,545
Home mortgage	—	1,501,270	1,501,270
Consumer	—	33,291	33,291
Total	$779,257	$8,771,511	$9,550,768
Loans:
Commercial real estate	$—	$491,023,849	$491,023,849
SBA loans—real estate	133,674	122,284,378	122,418,052
SBA loans—non-real estate	433,828	10,247,054	10,680,882
Commercial and industrial	1,093,953	103,482,277	104,576,230
Home mortgage	—	120,746,233	120,746,233
Consumer	—	3,133,834	3,133,834
Total	$1,661,455	$850,917,625	$852,579,080
As of December 31, 2017:
Allowance for loan losses:
Commercial real estate	$—	$4,801,297	$4,801,297
SBA loans—real estate	—	1,082,065	1,082,065
SBA loans—non-real estate	—	537,967	537,967
Commercial and industrial	353,985	911,471	1,265,456
Home mortgage	—	1,407,742	1,407,742
Consumer	—	44,961	44,961
Total	$353,985	$8,785,503	$9,139,488
Loans:
Commercial real estate	$—	$421,811,734	$421,811,734
SBA loans—real estate	—	107,427,788	107,427,788
SBA loans—non-real estate	—	8,655,808	8,655,808
Commercial and industrial	353,985	103,601,098	103,955,083
Home mortgage	241,164	104,239,551	104,480,715
Consumer	20,763	3,946,491	3,967,254
Total	$615,912	$749,682,470	$750,298,382

The following table presents information related to impaired loans by class of loans as of and for the three and nine months ended September 30, 2018 and 2017. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material. The difference between interest income recognized and cash basis interest recognized was immaterial.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the three months ended September 30, 2018:
With no related allowance recorded:
SBA loans—real estate	$133,674	$—	$137,664	$—
Commercial and industrial	748,524	—	748,805	11,498
With an allowance recorded:
SBA loans—non-real estate	433,828	433,828	433,839	—
Commercial and industrial	345,429	345,429	348,225	4,883
Total	$1,661,455	$779,257	$1,668,533	$16,381
As of and for the three months ended September 30, 2017:
With no related allowance recorded:
Home mortgage	$—	$—	$—	$—
Consumer	—	—	—	—
With an allowance recorded:
SBA loans—non-real estate	486,170	486,170	116,798	6,696
Commercial and industrial	357,206	357,206	358,781	4,357
Total	$843,376	$843,376	$475,579	$11,053

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the nine months ended September 30, 2018:
With no related allowance recorded:
SBA loans—real estate	$133,674	$—	$136,740	$—
Commercial and industrial	748,524	—	748,946	32,833
With an allowance recorded:
SBA loans—non-real estate	433,828	433,828	442,953	—
Commercial and industrial	345,429	345,429	349,707	13,996
Total	$1,661,455	$779,257	$1,678,346	$46,829
As of and for the nine months ended September 30, 2017:
With no related allowance recorded:
Home mortgage	$—	$—	$—	$—
Consumer	—	—	—	—
With an allowance recorded:
SBA loans—non-real estate	486,170	486,170	118,092	19,311
Commercial and industrial	357,206	357,206	362,263	12,441
Total	$843,376	$843,376	$480,355	$31,752

The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest by class of loans as of September 30, and December 31, 2017:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
As of September 30, 2018:
SBA loans—real estate	$534,697	$—	$534,697
SBA loans—non-real estate	353,651	—	353,651
Total	$888,348	$—	$888,348
As of December 31, 2017:
Home mortgage	$662,365	$—	$662,365
Consumer	20,763	—	20,763
Total	$683,128	$—	$683,128

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of September 30, 2018:
Commercial real estate	$—	$—	$—	$—	$491,023,849	$491,023,849
SBA—real estate	—	—	—	—	122,418,052	122,418,052
SBA—non-real estate	—	—	288,365	288,365	10,392,517	10,680,882
Commercial and industrial	748,524	—	—	748,524	103,827,706	104,576,230
Home mortgage	258,813	—	—	258,813	120,487,420	120,746,233
Consumer	—	—	—	—	3,133,834	3,133,834
	$1,007,337	$—	$288,365	$1,295,702	$851,283,378	$852,579,080
As of December 31, 2017:
Commercial real estate	$—	$—	$—	$—	$421,811,734	$421,811,734
SBA—real estate	139,806	—	—	139,806	107,287,982	107,427,788
SBA—non-real estate	61,611	—	—	61,611	8,594,197	8,655,808
Commercial and industrial	—	—	—	—	103,955,083	103,955,083
Home mortgage	—	—	662,365	662,365	103,818,350	104,480,715
Consumer	—	—	—	—	3,967,254	3,967,254
	$201,417	$—	$662,365	$863,782	$749,434,600	$750,298,382

Troubled Debt Restructurings: As of September 30, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $345,430 and $353,985, respectively. The Company has allocated $345,430 and $353,985 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2018 and December 31, 2017, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as troubled debt restructurings. There were no new loans identified as trouble debt restructurings during the three and nine months ended September 30, 2018 or during the year ended December 31, 2017. There were no payment defaults during the three and nine months ended September 30, 2018 or during the year ended December 31, 2017 of loans that had been modified as troubled debt restructurings within the previous twelve months.

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

As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
As of September 30, 2018:
Commercial real estate	$491,023,849	$—	$—	$—	$491,023,849
SBA loans—real estate	120,800,876	311,034	1,306,142	—	122,418,052
SBA loans—non-real estate	10,592,099	16,692	72,091	—	10,680,882
Commercial and industrial	102,989,462	—	1,586,768	—	104,576,230
Home mortgage	120,746,233	—	—	—	120,746,233
Consumer	3,133,834	—	—	—	3,133,834
	$849,286,353	$327,726	$2,965,001	$—	$852,579,080
As of December 31, 2017:
Commercial real estate	$421,811,734	$—	$—	$—	$421,811,734
SBA loans—real estate	106,405,966	—	1,021,822	—	107,427,788
SBA loans—non-real estate	8,594,375	32,702	28,731	—	8,655,808
Commercial and industrial	103,601,098	—	353,985	—	103,955,083
Home mortgage	103,818,350	—	662,365	—	104,480,715
Consumer	3,946,491	—	20,763	—	3,967,254
	$748,178,014	$32,702	$2,087,666	$—	$750,298,382

Note 5. Premises and equipment

The Company’s premises and equipment consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Leasehold improvements	$5,502,369	$5,061,520
Furniture and fixtures	2,780,563	2,492,623
Equipment and others	1,981,034	1,677,175
Total cost	10,263,966	9,231,318
Accumulated depreciation	(5,506,487)	(4,750,526)
Net book value	$4,757,479	$4,480,792

Total depreciation expense included in occupancy and equipment expenses was $274,391, and $249,099 for the three months ended September 30, 2018 and 2017, and $762,383 and $766,848 for the nine months ended September 30, 2018 and 2017, respectively.

Note 6. Servicing Assets

Activity for loan servicing assets during the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$6,993,723	$6,964,002	$6,771,097	$6,782,555
Additions	588,267	451,349	1,620,543	1,405,399
Amortized to expense	(484,854)	(458,719)	(1,294,504)	(1,231,322)
Ending balance	$7,097,136	$6,956,632	$7,097,136	$6,956,632

There was no valuation allowance recorded against the carrying value of the servicing assets as of September 30, 2018 or 2017.

The fair value of the servicing assets was $8,570,568 at September 30, 2018, which was determined using discount rates ranging from 4.71% to 10.96% and prepayment speeds ranging from 11.4% to 13.3%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8,960,353 at September 30, 2017, which was determined using discount rates ranging from 3.78% to 10.03% and prepayment speeds ranging from 10.5% to 11.0%, depending on the stratification of the specific assets.

Note 7. Deposits

Time deposits that exceed the FDIC insurance limit of $250,000 at September 30, 2018 and December 31, 2017 were $157,686,977 and $108,952,059, respectively.

The scheduled maturities of time deposits were as follows at September 30, 2018:

September 30, 2018
2018 remaining	$104,793,369
2019	239,867,093
2020	8,002,710
Thereafter	833,471
Total	$353,496,643

Deposits from principal officers, directors, and their affiliates at September 30, 2018 and December 31, 2017 were $883,046 and $1,068,580, respectively.

Note 8. Borrowing arrangements

As of September 30, 2018, the Company had no  borrowings from the Federal Home Loan Bank of San Francisco.      The Company has a letter of credit with the FHLB in the amount of $49,000,000 to secure a public deposit.

The Company had available borrowings from the following institutions as of September 30, 2018:

September 30, 2018
Federal Home Loan Bank—San Francisco	$195,836,500
Federal Reserve Bank	107,677,732
Pacific Coast Bankers Bank	8,000,000
Zions Bank	5,500,000
Total	$317,014,232

The Company has pledged approximately $716,399,000 of loans as collateral for these lines of credit as of September 30, 2018.

Note 9. Income Taxes

The Company’s income tax expense was $1.1 million and $1.7 million for the three months ended September 30, 2018 and 2017, and $3.8 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively. The effective income tax rate was 24.7 percent and 38.6 percent for the three months ended September 30, 2018 and 2017, and 26.5 percent and 39.1 percent for the nine months ended September 30, 2018 and 2017, respectively. The significant decrease in the effective tax rate for periods of 2018 was due to the enactment of H.R.1, commonly known as the Tax Cuts and Jobs Act, on December 22, 2017.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2014 and for state taxing authorities for tax years prior to 2013.

There were no significant unrealized tax benefits recorded as of September 30, 2018 and 2017, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

Note 10. Commitments and Contingencies

Lease Commitments: The Company leases its headquarters and office facilities from nonaffiliated parties under operating leases. Rent expense was $545,486 and $498,122 for the three months ended September 30, 2018 and 2017, and $1,605,295 and $1,451,939  for the nine months ended September 30, 2018 and 2017, respectively. Rent commitments related to the lease of the Company’s main office and branch facilities, before considering renewal options and additional lessor charges, were as follows:

2018 remaining	$426,502
2019	1,882,984
2020	1,973,590
2021	2,024,599
2022	2,019,572
Thereafter	5,146,396
Total	$13,473,643

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

	September 30, 2018	December 31, 2017
Commitments to extend credit	$63,461,000	$60,748,000
Standby letter of credit	1,952,000	1,627,000
Commercial letter of credit	1,407,000	1,608,000
Total undisbursed loan commitments	$66,820,000	$63,983,000

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Note 11. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of September 30, 2018, as described further below. Total compensation cost that has been charged against earnings for these plans was $166,572 and $28,395 in the three months ended September 30, 2018 and 2017, and $606,472  and $431,494  in the nine months ended September 30, 2018 and 2017, respectively.

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

There were no stock options granted under the 2005 Plan during the nine months ended September 30, 2018 or 2017.

A summary of the transactions under the 2005 Plan for the nine months ended September 30, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding, as of January 1, 2018	335,000	$3.99
Options granted	—	—
Options exercised	(60,000)	3.25
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2018	275,000	3.90	$2,116,950
Fully vested and expected to vest	272,000	3.86	$2,104,340
Vested	263,000	$3.74	$2,066,510

Information related to the 2005 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Intrinsic value of options exercised	$234,410	$—	$486,860	$166,950
Cash received from option exercises	118,750	—	195,000	101,550
Tax benefit realized from option exercised	—	—	—	—

There were no shares available for grant under the 2005 Plan as of September 30, 2018. The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at September 30, 2018 was 2.84 years. The weighted average remaining contractual term of stock options that were exercisable at September 30, 2018 was 2.73 years.

As of September 30, 2018, the Company had approximately $3,058 of unrecognized compensation costs related to unvested stock options under the 2005 Plan. The Company expects to recognize these costs over a weighted average period of 0.13 year.

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

The exercise prices of stock options granted under the plan may not be less than 100 percent of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during the nine months ended September 30, 2018 or 2017.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. Awards which were granted in the nine months ended September 30, 2018 vest at the end of three years from the date of the grant. No awards were granted in the nine months ended September 30, 2017. Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options outstandings under the 2010 Plan for the nine months ended September 30, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding, as of January 1, 2018	795,000	$4.22
Options granted	—	—
Options exercised	(105,000)	3.04
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2018	690,000	4.40	$4,969,400
Fully vested and expected to vest	667,500	4.28	$4,888,400
Vested	600,000	$3.86	$4,645,400

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Intrinsic value of options exercised	$—	$—	$876,050	$370,000
Cash received from option exercises	—	—	319,050	228,000
Tax benefit realized from option exercised	—	—	159,525	121,609

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at September 30, 2018 was 3.01 years. The weighted average remaining contractual term of stock options that were exercisable at September 30, 2018 was 2.63 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the nine months ended September 30, 2018 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2018	453,500	$5.95
Awards granted	148,000	12.71
Awards vested	(141,500)	5.91
Awards forfeited	(15,000)	5.75
Non-vested, as of September 30, 2018	445,000	$8.22	$5,162,000

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tax benefit realized from awards vested	$272,133	$123,406	$285,289	$211,753

There were 85,605 shares available for grant under the 2010 Plan as of September 30, 2018 (in either stock options or restricted stock awards). As of September 30, 2018, the Company had approximately $3,490,037 of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.96 years.

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

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. $558,000 or 1.5% of total revenues in the nine months ended September 30, 2018, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well  as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. $861,000, or 2.3% of total revenues in the nine months ended September 30, 2018, of service charges on deposits is from overdraft and NSF fees.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $243,000, or 0.7% of total revenues for the nine months ended September 30, 2018, is included in other income in noninterest income.

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

Assets and liabilities measured at fair value on a recurring basis at September 30 2018 and December 31, 2017 are summarized below:

		Fair Value Measuring Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2018:
U.S. Government sponsored agency securities	$6,866,929	$—	$6,866,929	$—
Mortgage-backed securities - residential	14,713,129	—	14,713,129	—
Collateralized mortgage obligations	24,744,100	—	24,744,100	—
Other investments:
Mutual fund - CRA qualified	2,449,180	2,449,180	—	—

As of December 31, 2017:
U.S. Government sponsored agency securities	$6,932,008	$—	$6,932,008	$—
Mortgage-backed securities - residential	13,940,525	—	13,940,525	—
Collateralized mortgage obligations	18,113,498	—	18,113,498	—
Other investments:
Mutual fund - CRA qualified	2,485,680	2,485,680	—	—

There were no transfers between level 1 and level 2 in the nine months ended September 30, 2018 or 2017. There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2018 or 2017.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value, at September 30, 2018 are as follows:

As of September 30, 2018:	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$95,786,737	$95,786,737	$—	$—	$95,786,737
Loans held for sale	3,253,500	—	3,522,564	—	3,522,564
Loans receivable, net	840,467,479	—	—	835,844,908	835,844,908
Accrued interest receivable	2,782,502	456	221,214	2,560,832	2,782,502
Other investments:
FHLB and PCBB stock	4,771,700	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$896,890,701	$—	$896,183,708	$—	$896,183,708
Accrued interest payable	1,195,818	—	1,195,818	—	1,195,818

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2017 are as follows:

As of December 31, 2017:	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$63,249,952	$63,249,952	$—	$—	$63,249,952
Loans held for sale	15,739,305	—	17,203,060	—	17,203,060
Loans receivable, net	738,884,413	—	—	731,436,572	731,436,572
Accrued interest receivable	2,463,486	—	189,005	2,274,481	2,463,486
Other investments:
FHLB and PCBB stock	4,286,500	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$773,306,014	$—	$773,071,521	$—	$773,071,521
FHLB Advances	25,000,000	—	25,000,000	—	25,000,000
Accrued interest payable	423,239	—	423,239	—	423,239

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

Note 14. Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffers for 2016, 2017 and 2018 are 0.625%, 1.25% and 1.875%, respectively. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2018 and December 31, 2017, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

Actual and required capital amounts (in thousands) and ratios, exclusive of the capital conservation buffer, are presented below at September 30, 2018 and December 31, 2017:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total capital (to risk-weighted assets)
Consolidated	$135,200	16.16%	$66,937	8.00%	N/A	N/A
Bank	135,109	16.15%	66,930	8.00%	83,662	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	125,586	15.01%	50,203	6.00%	N/A	N/A
Bank	125,495	15.00%	50,197	6.00%	66,930	8.00%
Common equity Tier 1 capital
(to risk-weighted assets)
Consolidated	125,586	15.01%	37,652	4.50%	N/A	N/A
Bank	125,495	15.00%	37,648	4.50%	54,380	6.50%
Tier 1 capital (to average assets)
Consolidated	125,586	12.77%	39,336	4.00%	N/A	N/A
Bank	125,495	12.76%	39,332	4.00%	49,165	5.00%

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total capital (to risk-weighted assets)
Consolidated	$100,713	13.49%	$59,729	8.00%	N/A	N/A
Bank	100,648	13.48%	59,726	8.00%	74,658	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	91,510	12.26%	44,797	6.00%	N/A	N/A
Bank	91,445	12.25%	44,795	6.00%	59,726	8.00%
Common equity Tier 1 capital
(to risk-weighted assets)
Consolidated	91,510	12.26%	33,597	4.50%	N/A	N/A
Bank	91,445	12.25%	33,596	4.50%	48,528	6.50%
Tier 1 capital (to average assets)
Consolidated	91,510	10.46%	35,009	4.00%	N/A	N/A
Bank	91,445	10.45%	35,007	4.00%	43,759	5.00%

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

	Three Months Ended
	September 30,
	2018	2017
Basic
Net income	$3,481,463	$2,727,817
Undistributed earnings allocated to participating securities	(106,918)	(98,721)
Net income allocated to common shares	3,374,545	2,629,096
Weighted average common shares outstanding	15,714,226	13,132,237
Basic earnings per common share	$0.22	$0.20
Diluted
Net income allocated to common shares	$3,374,545	$2,629,096
Weighted average common shares outstanding for basic earnings per common share	15,714,226	13,132,237
Add: Dilutive effects of assumed exercises of stock options	520,700	427,903
Average shares and dilutive potential common shares	16,234,926	13,560,140
Diluted earnings per common share	$0.21	$0.19

	Nine Months Ended
	September 30,
	2018	2017
Basic
Net income	$10,488,765	$7,336,572
Undistributed earnings allocated to participating securities	(320,191)	(306,484)
Net income allocated to common shares	10,168,574	7,030,088
Weighted average common shares outstanding	14,870,232	13,023,145
Basic earnings per common share	$0.68	$0.54
Diluted
Net income allocated to common shares	$10,168,574	$7,030,088
Weighted average common shares outstanding for basic earnings per common share	14,870,232	13,023,145
Add: Dilutive effects of assumed exercises of stock options	506,750	409,601
Average shares and dilutive potential common shares	15,376,982	13,432,746
Diluted earnings per common share	$0.66	$0.52

No share of common stock were antidilutive for the three and nine months ended September 30, 2018. Stock options and restricted stock awards for 445,000 and 450,000 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2017, respectively, because they were antidilutive.

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

Selected Financial Data

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Income Statement Data:
Interest income	$13,006	$10,419	$36,248	$29,205
Interest expense	2,521	1,211	6,217	3,197
Net interest income	10,485	9,208	30,031	26,008
Provision for loan losses	439	278	1,047	989
Noninterest income	2,284	2,255	7,279	6,708
Noninterest expense	7,705	6,744	21,993	19,685
Income before taxes	4,625	4,441	14,270	12,042
Provision for income taxes	1,144	1,713	3,781	4,706
Net Income	$3,481	$2,728	$10,489	$7,336
Diluted earnings per share	$0.21	$0.19	$0.66	$0.52
Performance Ratios:
Return on average assets (annualized)	1.42%	1.31%	1.48%	1.22%
Return on average equity (annualized)	11.28%	12.35%	12.43%	11.45%
Net interest margin (annualized)	4.44%	4.68%	4.49%	4.58%
Efficiency ratio (1)	60.34%	58.83%	58.94%	60.17%
(1) Represents noninterest expense divided by the sum of net interest income and noninterest income.

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	As of
	September 30,	September 30,
	2018	2017
Balance Sheet Data:
Loans held for sale	$3,254	$12,893
Gross loans, net of unearned income	850,018	736,058
Allowance for loan losses	9,551	8,909
Total assets	1,035,028	879,087
Deposits	896,891	754,533
Shareholders’ equity	124,975	89,478
Credit Quality:
Nonperforming loans	$1,233	$734
Nonperforming assets	1,233	734
Net charge-offs to average gross loans (annualized)	0.29%	-0.04%
Nonperforming assets to gross loans plus OREO	0.15%	0.10%
ALL to nonperforming loans	775%	1214%
ALL to gross loans	1.12%	1.21%
Capital Ratios:
Leverage ratio	12.77%	10.77%
Common equity tier 1 ratio	15.01%	12.15%
Tier 1 risk-based capital ratio	15.01%	12.15%
Total risk-based capital ratio	16.16%	13.37%

Results of Operations—Comparison for the Three Months Ended September 30, 2018 and 2017

The following discussion of our results of operations compares the three months ended September 30, 2018 to the three months ended September 30, 2017.

We reported net income for the three months ended September 30, 2018 of $3.5 million compared to net income of $2.7 million for the three months ended September 30, 2017, an increase of $753,000or 27.6%. The increase was primarily due to a $1.3 million increase in net interest income, a $569,000 decrease in income tax expense, partially offset by a $961,000 increase in noninterest expense.

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

	Three months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$34,216	$233	2.68%	$21,119	$122	2.30%
Securities available for sale	44,441	249	2.24	39,647	186	1.87
Total investments	78,657	482	2.43	60,766	308	2.02
Real estate	483,625	6,472	5.31	391,832	4,873	4.93
SBA	146,259	2,978	8.08	126,818	2,429	7.60
C & I	106,654	1,510	5.62	96,016	1,394	5.76
Home Mortgage	119,346	1,515	5.08	102,002	1,325	5.20
Consumer	3,373	49	5.75	4,212	90	8.46
Loans (2)	859,257	12,524	5.79	720,880	10,111	5.57
Total earning assets	937,914	13,006	5.51	781,646	10,419	5.29
Noninterest-earning assets	45,913			48,245
Total assets	$983,827			$829,891

Interest-bearing liabilities:
NOW and savings deposits	$5,929	$4	0.25%	$6,617	$4	0.25%
Money market deposits	254,510	948	1.48	256,205	599	0.93
Time deposits	323,512	1,525	1.87	192,173	551	1.14
Total interest-bearing deposits	583,951	2,477	1.68	454,995	1,154	1.01
Borrowings	8,300	44	2.09	19,359	57	1.17
Total interest-bearing liabilities	592,251	2,521	1.69	474,354	1,211	1.01
Noninterest-bearing liabilities:
Noninterest-bearing deposits	258,252			260,863
Other noninterest-bearing liabilities	9,817			6,301
Total noninterest-bearing liabilities	268,069			267,164
Shareholders’ equity	123,507			88,373
Total liabilities and shareholders’ equity	$983,827			$829,891
Net interest income / interest rate spreads		$10,485	3.82%		$9,208	4.28%
Net interest margin			4.44%			4.68%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$842,203	$2,477	1.17%	$715,858	$1,154	0.64%
Total funding liabilities / cost of funds	$850,503	$2,521	1.18%	$735,217	$1,211	0.65%

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

	Three Months Ended September 30,
	2018 over 2017
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$88	$23	$111
Securities available for sale	24	39	63
Total investments	112	62	174
Real estate	1,203	396	1,599
SBA	389	160	549
C & I	150	(34)	116
Home Mortgage	221	(31)	190
Consumer	(16)	(25)	(41)
Loans	1,947	466	2,413
Total earning assets	2,059	528	2,587

NOW and savings deposits	—	—	—
Money market deposits	(4)	353	349
Time deposits	503	471	974
Total interest-bearing deposits	499	824	1,323
Borrowings	(43)	30	(13)
Total interest-bearing liabilities	456	854	1,310

Net interest income	$1,603	$(326)	$1,277

Interest income increased $2.6 million, or 24.8%, to $13.0 million for the three months ended September 30, 2018 from $10.4 million for the same period in 2017, primarily due to the growth in average loans and securities and increase in the average yields on loans and securities.

Average loans increased $138.4 million, or 19.2%, to $859.3 million for the three months ended September 30, 2018 from $720.9 million for the same period in 2017. Average securities available for sale increased $4.8 million, or 12.1%, to $44.4 million for the three months ended September 30, 2018 from $39.6 million for the same period in 2017. Average interest-earning assets increased $156.3 million, or 20.0%, to $937.9 million for the three months ended September 30, 2018 from $781.6 million for the same period in 2017. The increase in average loans was primarily due to new loan production, and the increase in average securities was due to purchases of available for sale securities.

The average yield on loans increased 22 basis points to 5.79% for the three months ended September 30, 2018 from 5.57% for the same period in 2017, primarily due to cumulative market rate increases by the Federal Reserve of 75 basis points through three rate hikes of 25 basis points in each of, December 2017, March 2018, and June 2018. The average yield on securities increased 37 basis points to 2.24% for the three months ended September 30, 2018 from 1.87% for the same period in 2017, attributable primarily to purchasing higher yielding securities. The average yield on interest-earning assets increased 22 basis points to 5.51% for the three months ended September 30, 2018 from 5.57% for the same period in 2017.

The average yield on Federal funds sold and other investments increased 38 basis points to 2.68% for the three months ended September 30, 2018 from 2.30% for the same period in 2017, primarily due to aforementioned market rate increases by the Federal Reserve and an increase in the average balance of other investments with higher yields than Federal funds sold, due to a purchase of additional FHLB stock and a reclassification of a CRA qualified mutual fund to other investments.

Interest expense increased $1.3 million, or 108.2%, to $2.5 million for the three months ended September 30, 2018 from $1.2 million for the same period in 2017, primarily due to the growth in average interest-bearing deposits and higher rates paid on interest-bearing deposits as a result of cumulative market rate increases by the Federal Reserve.

Average interest-bearing liabilities increased $117.9 million, or 24.9%, to $592.3 million for the three months ended September 30, 2018, compared with $474.4 million for the same period in 2017. The increase in average interest-bearing liabilities resulted primarily from a $131.3 million increase in average time deposits. Average noninterest-bearing demand deposits decreased $2.6 million, or 1.0%, to $258.3 million for the three months ended September 30, 2018 compared to $260.9 million for the same period in 2017.

The average cost of interest-bearing liabilities increased 68 basis points to 1.69% for the three months ended September 30, 2018 from 1.01% for the same period in 2017.

Net interest income increased $1.3 million, or 13.9%, for the three months ended September 30, 2018, to $10.5 million compared to $9.2 million for the same period in 2017. The net interest spread and net interest margin for the three months ended September 30, 2018 were 3.82% and 4.44%, respectively, compared with 4.28% and 4.68%, respectively, for the same period in 2017.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We establish an allowance for loan losses through charges to earnings, which are shown in the Consolidated Statements of Income and Comprehensive Income as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for loan losses and charging the shortfall, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market area.

The provision for loan losses for the three months ended September 30, 2018 was $439,000 compared to $278,000 for the same period in 2017, an increase of $161,000, or 57.7%. The increase was primarily due to a $114.0 million, or 15.5%, increase in gross loans to $850.0 million at September 30, 2018 from $736.1 million at September 30, 2017. The allowance for loan losses as a percentage of gross loans was 1.12% and 1.21% at September 30, 2018 and 2017, respectively.

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

Noninterest income for the three months ended September 30, 2018 increased $29,000, or 1.3%, to $2.3 million compared to the same period in 2017. The increase was primarily attributable to a $90,000 increase in service charges on deposits, partially offset by a decrease of $57,000 in gains on sale of SBA loans. The Company sold $22.8 million in SBA loans with a gain of $1.1 million on sale for the three months ended September 30, 2018 and $15.0 million in SBA loans with a gain of $1.2 million on sale for the same period in 2017. The reduction of gains on sale of SBA loans for the three months ended September 30, 2018 was due to a decrease in an average premium rates to 6.47% from 9.97% for the three months ended September 30, 2017. The significant decrease in average premium rates on SBA loans sold in the secondary market was primarily due to faster prepayment speed in SBA loans as more borrowers are refinancing SBA loans to conventional loans with lower interest rates, which in turn shortens investors’ term and reducing investment value.

The following table sets forth the various components of our noninterest income for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$484	$394	$90
Loan servicing fees, net of amortization	310	318	(8)
Gain on sale of loans	1,135	1,192	(57)
Other income and fees	355	351	4
Total noninterest income	$2,284	$2,255	$29

Noninterest Expense

Noninterest expense for the three months ended September 30, 2018 was $7.7 million compared to $6.7 million for the same period in 2017, an increase of $961,000, or 14.2%. The increase was primarily attributable to increased salaries and employee benefits, professional fees, and our contribution to the Open Stewardship Foundation (“Foundation”).

The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$4,803	$4,264	$539
Occupancy and equipment	976	986	(10)
Data processing and communication	320	331	(11)
Professional fees	294	149	145
FDIC insurance and regulatory assessments	106	101	5
Promotion and advertising	222	157	65
Directors' fees and stock-based compensation	216	202	14
Foundation donation and other contributions	369	284	85
Other expenses	399	270	129
Total noninterest expense	7,705	6,744	961

Salaries and employee benefits expense for the three months ended September 30, 2017 increased $539,000, or 12.6%, to $4.8 million from $4.3 million for the same period in 2017. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 150.0 and 130.8 in the three months ended September 30, 2018 and 2017, respectively.

Professional fees increased $145,000, or 97.3%, to $294,000 for the three months ended September 30, 2018 compared to $149,000 for the same period in 2017. The increase was due to an increase in legal fees related to other corporate matters during the third quarter of 2018.

Our aggregate donations to the Foundation and other charitable and community contributions for the three months ended September 30, 2018 were $369,000 compared to $284,000 for the same period in 2017, an increase of $85,000, or 30.0%. The increase was due to increased donation accruals for the Foundation, which is directly proportionate to the growth in our after-tax income. On an annual basis, we donate 10% of our consolidated net income after taxes to the Foundation.

Promotion and advertising expense increased $65,000, or 41.4%, to $222,000 for the three months ended September 30, 2018 compared to $157,000 for the same period in 2017.  The increase was primarily due to an increase in advertising expense related to the Company’s first time TV commercial.

Other expenses for the three months ended September 30, 2018 were $399,000 compared to $270,000 for the same period in 2017. The increase was primarily driven by supporting continued growth of the Company.

Income Tax Expense

Income tax expense was $1.1 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively. The effective income tax rate was 24.7 percent and 38.6 percent for the three months ended September 30, 2018 and 2017, respectively. The significant decrease in the effective tax rate was primarily attributable to the enactment of H.R.1, commonly known as the Tax Cuts and Jobs Act, on December 22, 2017.

Results of Operations—Comparison for the Nine Months Ended September 30, 2018 and 2017

The following discussion of our results of operations compares the nine months ended September 30, 2018 to the nine months ended September 30, 2017.

We reported net income for the nine months ended September 30, 2018 of $10.5 million compared to net income of $7.3 million for the nine months ended September 30, 2017, an increase of $3.2 million or 43.0%. The increase was primarily due to a $4.0 million increase in net interest income, a $571,000 increase in noninterest income and a $925,000 decrease in income tax expense, partially offset by a $2.3 million increase in noninterest expense.

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

	Nine months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$27,699	$561	2.69%	$23,088	$351	2.02%
Securities available for sale	41,030	645	2.10	35,889	476	1.77
Total investments	68,729	1,206	2.33	58,977	827	1.87
Real estate	464,394	18,016	5.19	373,425	13,511	4.84
SBA	141,641	8,242	7.78	120,029	6,623	7.38
C & I	104,819	4,348	5.55	98,572	4,006	5.43
Home Mortgage	111,414	4,286	5.13	103,415	4,023	5.19
Consumer	3,536	150	5.67	4,504	215	6.40
Loans (2)	825,804	35,042	5.67	699,945	28,378	5.42
Total earning assets	894,533	36,248	5.41	758,922	29,205	5.14
Noninterest-earning assets	48,300			42,847
Total assets	$942,833			$801,769

Interest-bearing liabilities:
NOW and savings deposits	$6,314	$12	0.24%	$6,013	$11	0.25%
Money market deposits	256,171	2,460	1.28	254,764	1,689	0.89
Time deposits	288,841	3,599	1.67	188,911	1,426	1.01
Total interest-bearing deposits	551,326	6,071	1.47	449,688	3,126	0.93
Borrowings	11,680	146	1.67	8,854	71	1.07
Total interest-bearing liabilities	563,006	6,217	1.48	458,542	3,197	0.93
Noninterest-bearing liabilities:
Noninterest-bearing deposits	257,717			252,080
Other noninterest-bearing liabilities	9,603			5,699
Total noninterest-bearing liabilities	267,320			257,779
Shareholders’ equity	112,507			85,448
Total liabilities and shareholders’ equity	$942,833			$801,769
Net interest income / interest rate spreads		$30,031	3.93%		$26,008	4.21%
Net interest margin			4.49%			4.58%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$809,043	$6,071	1.00%	$701,768	$3,126	0.60%
Total funding liabilities / cost of funds	$820,723	$6,217	1.01%	$710,622	$3,197	0.60%

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

	Nine months Ended September 30,
	2018 over 2017
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$79	$131	$210
Securities available for sale	73	96	169
Total investments	152	227	379
Real estate	3,474	1,031	4,505
SBA	1,244	375	1,619
C & I	254	88	342
Home Mortgage	310	(47)	263
Consumer	(42)	(23)	(65)
Loans	5,240	1,424	6,664
Total earning assets	5,392	1,651	7,043

NOW and savings deposits	1	-	1
Money market deposits	10	761	771
Time deposits	972	1,201	2,173
Total interest-bearing deposits	983	1,962	2,945
Borrowings	27	48	75
Total interest-bearing liabilities	1,010	2,010	3,020

Net interest income	$4,382	$(359)	$4,023

Interest income increased $7.0 million, or 24.1%, to $36.2 million for the nine months ended September 30, 2018 from $29.2 million for the same period in 2017, primarily due to the growth in average loans and securities and increase in the average yields on loans and securities.

Average loans increased $125.9 million, or 18.0%, to $825.8 million for the nine months ended September 30, 2018 from $699.9 million for the same period in 2017. Average securities available for sale increased $5.1 million, or 14.3%, to $41.0 million for the nine months ended September 30, 2018 from $35.9 million for the same period in 2017. Average interest-earning assets increased $135.6 million, or 17.9%, to $894.5 million for the nine months ended September 30, 2018 from $758.9 million for the same period in 2017. The increase in average loans was primarily due to new loan production, and the increase in average securities was due to purchases of available for sale securities.

The average yield on loans increased 25 basis points to 5.67% for the nine months ended September 30, 2018 from 5.42% for the same period in 2017, primarily due to cumulative market rate increases by the Federal Reserve of 75 basis points through three rate hikes of 25 basis points in each of December 2017, March 2018, and June 2018. The average yield on securities increased 33 basis points to 2.10% for the nine months ended September 30, 2018 from 1.77% for the same period in 2017, attributable primarily to purchasing higher yielding securities. The average yield on interest-earning assets increased 27 basis points to 5.41% for the nine months ended September 30, 2018 from 5.14% for the same period in 2017.

The average yield on Federal funds sold and other investments increased 67 basis points to 2.69% for the nine months ended September 30, 2018 from 2.02% for the same period in 2017, primarily due to aforementioned market rate increases by the Federal Reserve and an increase in the average balance of other investments with higher yields than Federal funds sold, due to a purchase of additional FHLB stock and a reclassification of CRA qualified mutual fund to other investments.

Interest expense increased $3.0 million, or 94.4%, to $6.2 million for the nine months ended September 30, 2018 from $3.2 million for the same period in 2017, primarily due to the growth in average interest-bearing deposits and higher rates paid on interest-bearing deposits.

Average interest-bearing liabilities increased $104.5 million, or 22.8%, to $563.0 million for the nine months ended September 30, 2018, compared with $458.5 million for the same period in 2017. The increase in average interest-bearing liabilities resulted primarily from an $99.9 million increase in average time deposits and a $2.8 million increase in average borrowings. Average noninterest-bearing demand deposits increased $5.6 million, or 2.2%, to $257.7 million for the nine months ended September 30, 2018 compared to $252.1 million for the same period in 2017.

The average cost of interest-bearing liabilities increased 55 basis points to 1.48% for the nine months ended September 30, 2018 from 0.93% for the same period in 2017.

Net interest income increased $4.0 million, or 15.5%, for the nine months ended September 30, 2018, to $30.0 million compared to $26.0 million for the same period in 2017. The net interest spread and net interest margin for the nine months ended September 30, 2018 were 3.93% and 4.49%, respectively, compared with 4.21% and 4.58%, respectively, for the same period in 2017.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2018 was $1,047,000 compared to $989,000 for the same period in 2017, an increase of $58,000, or 5.9%. The increase in provision for loan losses for periods in 2018 compared to the same periods in 2017 was primarily due to an increase in gross loan balances. The allowance for loan losses as a percentage of gross loans was 1.12% and 1.21% at September 30, 2018 and 2017, respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2018 was $7.3 million, an increase of $571,000, or 8.5%, compared to $6.7 million for the same period in 2017. The increase was primarily attributable to a $315,000 increase in gains on sale of SBA loans and a $218,000 increase in service charges on deposit accounts. Gains on SBA loan sales were $3.9 million for the nine months ended September 30, 2018 compared to $3.5 million from the same period in 2017. The increase in gains on SBA loan sales was due to an increase in the volume of loan sales to $61.0 million in the nine months ended September 30, 2018, from $47.6 million in the same period in 2017, partially offset by a decrease in an average premium rate on SBA loans sold. The average premium rate on SBA loans sold in the secondary market was 7.91% and 9.34% for the nine months ended September 30, 2018 and September 30, 2017, respectively. The significant decrease in average premium rates on SBA loans sold in the secondary market was primarily due to accelerated prepayments speed in SBA loans as more borrowers are refinancing SBA loans to conventional loans with lower interest rates, which in turn shortens investors’ term and reducing investment value. Service charges on deposit accounts increased $218,000 to $1.4 million in the nine months ended September 30, 2018 compared to $1.2 million in the same period in 2017, primarily due to an increase in service charges on deposits accounts.

The following table sets forth the various components of our noninterest income for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$1,419	$1,201	$218
Loan servicing fees, net of amortization	1,006	1,058	(52)
Gain on sale of loans	3,852	3,537	315
Other income and fees	1,002	912	90
Total noninterest income	$7,279	$6,708	$571

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2018 was $22.0 million compared to $19.7 million for the same period in 2017, an increase of $2.3 million, or 11.7%. The increase was primarily attributable to increased salaries and employee benefits, professional fees, and our contribution to the Foundation.

The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$13,629	$12,412	$1,217
Occupancy and equipment	3,065	2,919	146
Data processing and communication	948	997	(49)
Professional fees	612	435	177
FDIC insurance and regulatory assessments	306	301	5
Promotion and advertising	598	458	140
Directors' fees and stock-based compensation	633	598	35
Foundation donation and other contributions	1,084	752	332
Other expenses	1,118	813	305
Total noninterest expense	21,993	19,685	2,308

Salaries and employee benefits expense for the nine months ended September 30, 2018 increased $1.2 million, or 9.8%, to $13.6 million from $12.4 million for the same period in 2017. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 142.3 and 129.9 in the nine months ended September 30, 2018 and 2017, respectively.

Professional fees increased $177,000, or 40.7%, to $612,000 for the nine months ended September 30, 2018 compared to $435,000 for the same period in 2017. The increase was due to an increase in legal fee and other professional services related to the completion of the Company’s initial public offering of common stock during the nine month period in 2018.

Our aggregate donations to the Foundation and other charitable and community contributions for the nine months ended September 30, 2018 were $1.1 million compared to $752,000 for the same period in 2017, an increase of $332,000, or 44.1%. The increase was due to increased donation accruals for the Foundation, which is directly proportionate to the growth in our after-tax income.

Promotion and advertising expense increased $140,000, or 30.6%, to $598,000 for the nine months ended September 30, 2018 compared to $458,000 for the same period in 2017.  The increase was primarily due to an increase in advertising expense related to our initial public offering and creation of a TV commercial.

Other expenses for the nine months ended September 30, 2018 were $1.1 million compared to $813,000 for the same period in 2017. The increase was in line with the growth of the Company.

Income Tax Expense

Income tax expense decreased $925,000, or 19.6%, to $3.8 million for the nine months ended September 30, 2018 compared to $4.7 million for the same period in 2017. The effective income tax rate was 26.5 percent and 39.1 percent for the nine months ended September 30, 2018 and 2017, respectively. The significant decrease in the effective tax rate was primarily attributable to the enactment the Tax Cuts and Jobs Act.

Financial Condition

Total assets increased $134.0 million, or 14.9%, to $1.0 billion at September 30, 2018 compared to $901.0 million at December 31, 2017. This increase primarily resulted from an increase of $102.0 million, or 13.6%, in gross loans. We funded our asset growth primarily with an increase of $123.6 million in deposits and a $22.6 million of net proceeds from our initial public offering on March 27, 2018.

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

All of the securities in our investment portfolio were classified as available-for-sale at September 30, 2018. There were no held-to-maturity securities in our investment portfolio at September 30, 2018. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available-for-sale increased $4.9 million, or 11.7%, to $46.3 million at September 30, 2018 from $41.5 million at December 31, 2017, primarily due to a $10.0 million purchase of available for sale collateralized mortgage obligations in May 2018, partially offset by the paydowns on home mortgage-backed securities and collateralized mortgage obligations and the reclassification of a CRA qualified mutual fund to other investments following the adoption of ASU 2016-01 effective January 2018. No issuer of the available-for-sale securities, other than FNMA and FHLMC, comprised more than ten percent of our shareholders’ equity as of September 30, 2018 or December 31, 2017.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	September 30, 2018			December 31, 2017
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$6,993	$6,867	$(126)	$6,989	$6,932	$(57)
Mortgage-backed securities: residential	15,162	14,713	(449)	14,109	13,941	(168)
Collateralized mortgage obligations	25,636	24,744	(892)	18,459	18,113	(346)
Other securities	—	—	—	2,518	2,486	(32)
Total available for sale	$47,791	$46,324	$(1,467)	$42,075	$41,472	$(603)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2018, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We have no securities with contractual maturities due in one year or less as of September 30, 2018.

	As of September 30, 2018
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$1,000	1.54%	$5,993	1.70%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	—	—%	8,020	1.95%	7,142	2.47%
Collateralized mortgage obligations	—	—%	—	—%	1,486	1.74%	24,150	2.25%
Total available for sale	$1,000	1.54%	$5,993	1.70%	$9,506	1.91%	$31,292	2.31%

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

At September 30, 2018, gross loans including deferred costs totaled $850.0 million compared to $748.0 million at December 31, 2017, an increase of $102.0 million, or 13.6%. The increase in our gross loans resulted from organic growth in most of our loan categories.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$489,828	58%	$420,760	56%
SBA loan - real estate	121,834	14%	106,924	14%
Total real estate	611,662	72%	527,684	70%

SBA loan - non-real estate	10,671	1%	8,635	1%
Commercial and industrial	104,301	12%	103,681	14%
Home mortgage	120,262	14%	104,068	14%
Consumer	3,122	1%	3,955	1%
Gross loans	850,018	100%	748,023	100%
Allowance for loan losses	(9,551)		(9,139)
Net loans	$840,467		$738,884

The following tables presents the maturity distribution of our loans as of September 30, 2018 and December 31, 2017. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of September 30, 2018
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$17,826	$45,766	$202,006	$120,138	$38,861	$65,231	$489,828
SBA loans - real estate	—	—	—	—	—	121,834	121,834
Total real estate	17,826	45,766	202,006	120,138	38,861	187,065	611,662
SBA loan - non-real estate	—	—	—	828	—	9,843	10,671
Commercial and industrial	284	57,076	1,745	31,080	—	14,116	104,301
Home mortgage	—	—	—	—	118,806	1,456	120,262
Consumer	6	1,485	—	801	—	830	3,122
Gross loans	$18,116	$104,327	$203,751	$152,847	$157,667	$213,310	$850,018

	As of December 31, 2017
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$24,364	$38,629	$171,457	$88,328	$39,120	$58,862	$420,760
SBA loans - real estate	—	—	—	—	—	106,924	106,924
Total real estate	24,364	38,629	171,457	88,328	39,120	165,786	527,684
SBA loan - non-real estate	—	—	—	764	—	7,871	8,635
Commercial and industrial	—	58,900	2,188	25,876	—	16,717	103,681
Home mortgage	—	—	—	—	104,068	—	104,068
Consumer	—	1,821	11	1,202	—	921	3,955
Gross loans	$24,364	$99,350	$173,656	$116,170	$143,188	$191,295	$748,023

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services-oriented entities), SBA loans (unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 86.1% of our gross loans is secured by real property as of September 30, 2018, compared to 84.5% as of December 31, 2017.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At September 30, 2018, approximately 53% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At September 30, 2018, our average loan to value for commercial real estate loans was approximately 55%. Our commercial real estate loan portfolio totaled $489.8 million at September 30, 2018 compared to $420.8 million at December 31, 2017.

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

As of September 30, 2018, our SBA portfolio totaled $132.5 million compared to $115.6 million as of December 31, 2017, an increase of $16.9 million, or 14.7%. The increase was primarily due to a $76.0 million origination of SBA loans in the nine months ended September 30, 2018, partially offset by a $61.0 million sale of SBA loans in the nine months ended September 30, 2018.

Commercial and industrial loans totaled $104.3 million at September 30, 2018 compared to $103.7 million at December 31, 2017. The increase resulted primarily from organic loan growth.

We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. The loan product is a five-year or seven-year hybrid adjustable rate mortgage which reprices after five years to the one-year LIBOR plus certain spreads. We originate the non-qualified single-family home mortgage loans held by us for investment. Home mortgage loans totaled $120.3 million at September 30, 2018 compared to $104.1 million at December 31, 2017, an increase of $16.2 million, or 15.6%.

Loan Servicing

As of September 30, 2018, and December 31, 2017, we serviced $330.5 million and $309.3 million respectively, of SBA loans for others. Activities for loan servicing rights for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)
Beginning balance	$6,993	$6,964	$29	$6,771	$6,783	$(12)
Additions	588	451	137	1,621	1,405	216
Amortized to expense	(484)	(458)	(26)	(1,295)	(1,231)	(64)
Ending balance	$7,097	$6,957	$140	$7,097	$6,957	$140

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

The allowance for loan losses was $9.6 million at September 30, 2018 compared to $9.1 million at December 31, 2017, an increase of $411,000, or 4.5%. The increase was primarily due to the overall growth in the size of our gross loans, which grew $102.0 million, or 13.6%, to $850.0 million at September 30, 2018 from $748.0 million at December 31, 2017.

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

Analysis of the Allowance for Loan Losses.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, as of and for the three and nine months ended September 30, 2018 and 2017.

	As of and For the Three Months Ended September 30,
	2018				2017
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$4,804	$271	$—	$5,075	$4,403	$267	$—	$4,670
SBA loans - real estate	978	30	—	1,008	983	33	—	1,016
Total real estate	5,782	301	—	6,083	5,386	300	—	5,686
SBA loan - non-real estate	536	89	51	574	450	100	(2)	552
Commercial and industrial	1,877	43	560	1,360	1,318	(51)	—	1,267
Home mortgage	1,489	12	—	1,501	1,354	4	—	1,358
Consumer	39	(6)	—	33	48	(75)	(73)	46
Total	$9,723	$439	$611	$9,551	$8,556	$278	$(75)	$8,909
Gross loans				$850,018				$736,058
Average gross loans				859,257				720,880
Net charge-offs to average gross loans(1)				0.29%				(0.04)%
Allowance for loans losses to gross loans				1.12%				1.21%

(1) Net charge-offs are loan charge-offs net of loan recoveries.

	As of and For the Nine Months Ended September 30,
	2018				2017
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$4,801	$274	$—	$5,075	$4,217	$453	$—	$4,670
SBA loans - real estate	1,082	(74)	—	1,008	893	123	—	1,016
Total real estate	5,883	200	—	6,083	5,110	576	—	5,686
SBA loan - non-real estate	538	112	76	574	59	556	63	552
Commercial and industrial	1,265	654	559	1,360	1,322	(55)	—	1,267
Home mortgage	1,408	93	—	1,501	1,364	(6)	—	1,358
Consumer	45	(12)	—	33	55	(82)	(73)	46
Total	$9,139	$1,047	$635	$9,551	$7,910	$989	$(10)	$8,909
Gross loans				$850,018				$736,058
Average gross loans				825,804				699,945
Net charge-offs to average gross loans(1)				0.15%				(0.00)%
Allowance for loans losses to gross loans				1.12%				1.21%

(1) Net charge-offs are loan charge-offs net of loan recoveries.

Non-performing Loans

Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain on accrual status between 30 days and 90 days past due. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received, and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured and management believes full collectability of principal and interest is probable.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO at September 30, 2018 and December 31, 2017.

Non-performing loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO. Non-performing loans were $1.2 million at September 30, 2018 compared to $1.0 million at December 31, 2017.

Classified loans were $3.0 million at September 30, 2018, an increase of $877,000 compared to $2.1 million at December 31, 2017. The increase in classified loans was primarily due to a $818,000 increase in impaired loans.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Non-accrual loans	$888	$683
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	345	354
Total non-performing loans	1,233	1,037
Other real estate owned	—	—
Total non-performing assets	$1,233	$1,037
Non-performing loans to gross loans	0.15%	0.14%
Non-performing assets to total assets	0.12%	0.14%
Allowance for loan losses to non-performing loans	775%	881%

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

Total deposits at September 30, 2018 were $896.9 million, representing an increase of $123.6 million, or 16.0%, compared to $773.3 million at December 31, 2017. As of September 30, 2018, 31.9% of total deposits were comprised of noninterest-bearing demand accounts, 28.7% of interest-bearing transaction accounts and 39.4% of time deposits.

The following tables summarize our average deposit balances and weighted average rates for the three and nine months ended September 30, 2018 and September 31, 2017:

	Three Months Ended September 30,
	2018			2017
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$258,252	―	%	$260,863	―	%
Interest-bearing:
NOW and Savings deposits	5,929	0.25		6,617	0.25
Money market	254,510	1.48		256,205	0.93
Time deposits ($250,000 or less)	177,027	1.85		100,892	1.11
Time deposits (more than $250,000)	146,485	1.90		91,281	1.16
Total interest-bearing	583,951	1.68		454,995	1.01
Total deposits	$842,203	1.17%		$715,858	0.64%

	Nine Months Ended September 30,
	2018			2017
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$257,717	―	%	$252,080	―	%
Interest-bearing:
NOW and Savings deposits	6,314	0.24		6,013	0.25
Money market	256,171	1.28		254,764	0.89
Time deposits ($250,000 or less)	155,653	1.65		102,853	1.02
Time deposits (more than $250,000)	133,188	1.68		86,058	1.00
Total interest-bearing	551,326	1.47		449,688	0.93
Total deposits	$809,043	1.00%		$701,768	0.60%

The following tables set forth the maturity of time deposits as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$52,154	$57,342	$77,549	$8,765	$195,810
Time deposits (greater than $250,000)	52,640	35,956	65,616	3,475	157,687
Total time deposits	$104,794	$93,298	$143,165	$12,240	$353,497

	As of December 31, 2017
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$49,491	$28,128	$37,414	$8,748	$123,781
Time deposits (greater than $250,000)	52,245	13,673	36,832	6,202	108,952
Total time deposits	$101,736	$41,801	$74,246	$14,950	$232,733

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At September 30, 2018 and December 31, 2017, we had maximum borrowing capacity from the FHLB of $340.2 million and $308.5 million, respectively. We had no borrowings from FHLB at September 30, 2018 and $25 million of advances from FHLB at December 31, 2017.

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

As of September 30, 2018, we had $13.5 million of unsecured federal funds lines with no amounts advanced, and as of December 31, 2017, we had $9.5 million of unsecured federal funds lines with no amounts advances. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $107.7 million and $92.8 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $177.2 million and $156.2 million as of September 30, 2018 and December 31, 2017, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2018 or December 31, 2017, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2018, we had no borrowings from the FHLB. We had a $25 million FHLB advance outstanding at December 31, 2017 which was an overnight borrowing at an interest rate of 1.41%. Based on the values of loans pledged as collateral, we had $195.8 million and $170.8 million of additional borrowing availability with the FHLB as of September 30, 2018 and December 31, 2017, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2018 and December 31, 2017. We and the Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of September 30, 2018, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since September 30, 2018 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total capital (to risk-weighted assets)
Consolidated	$135,200	16.16%	$66,937	8.00%	N/A	N/A	$87,855	10.50%
Bank	135,109	16.15%	66,930	8.00%	83,662	10.00%	87,845	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	125,586	15.01%	50,203	6.00%	N/A	N/A	71,121	8.50%
Bank	125,495	15.00%	50,197	6.00%	66,930	8.00%	71,113	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	125,586	15.01%	37,652	4.50%	N/A	N/A	58,570	7.00%
Bank	125,495	15.00%	37,648	4.50%	54,380	6.50%	58,564	7.00%
Tier 1 capital (to average assets)
Consolidated	125,586	12.77%	39,336	4.00%	N/A	N/A	39,336	4.00%
Bank	125,495	12.76%	39,332	4.00%	49,165	5.00%	39,332	4.00%

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total capital (to risk-weighted assets)
Consolidated	$100,713	13.49%	$59,729	8.00%	N/A	N/A	$78,394	10.50%
Bank	100,648	13.48%	59,726	8.00%	74,658	10.00%	78,391	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	91,510	12.26%	44,797	6.00%	N/A	N/A	63,462	8.50%
Bank	91,445	12.25%	44,795	6.00%	59,726	8.00%	63,459	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	91,510	12.26%	33,597	4.50%	N/A	N/A	52,263	7.00%
Bank	91,445	12.25%	33,596	4.50%	48,528	6.50%	52,260	7.00%
Tier 1 capital (to average assets)
Consolidated	91,510	10.46%	35,009	4.00%	N/A	N/A	35,009	4.00%
Bank	91,445	10.45%	35,007	4.00%	43,759	5.00%	35,007	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at September 30, 2018 and December 31, 2017:

	Payments Due at September 30, 2018
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$543,394	$—	$—	$—	$543,394
Time deposits	341,256	11,658	583	—	353,497
Operating lease commitments	1,904	3,973	3,909	3,669	13,455
Total contractual obligations	$886,554	$15,631	$4,492	$3,669	$910,346

	Payments Due at December 31, 2017
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$540,573	$—	$—	$—	$540,573
Time deposits	217,783	14,768	182	—	232,733
Operating lease commitments	1,630	3,251	3,378	3,763	12,022
Advanced from FHLB	25,000	—	—	—	25,000
Total contractual obligations	$784,986	$18,019	$3,560	$3,763	$810,328

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

The following table summarized commitments as of the dates presented.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$64,868	$62,356
Standby letters of credit	1,952	1,627
Total	$66,820	$63,983

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2018 and December 31, 2017 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity				Economic Value of Equity Sensitivity
	09/30/2018		12/31/2017		09/30/2018		12/31/2017
+400 basis points	20.02%		11.58%		(2.59	) %	6.28%
+300 basis points	16.01%		9.14%		(0.21	) %	5.85%
+200 basis points	11.23%		6.42%		1.13%		4.90%
+100 basis points	6.02%		3.43%		2.33%		4.09%
-100 basis points	(4.20	) %	(2.24	) %	(1.53	) %	(3.06	) %

We are within board-established policy limits for the all rate scenarios. The EAR reported at September 30, 2018 projects that our earnings are expected to be sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets decreased resulting in a position shift to be slightly more asset sensitive.

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

Company Name

Date: November 13, 2018	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: November 13, 2018	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer