Form 10-K
period 2018-12-31
OP Bancorp
filed 2019-03-15
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-38437

OP BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	81-3114676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Wilshire Blvd., Suite 500, Los Angeles, CA	90017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 892-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the common stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2018 as reported on the NASDAQ Global Market, was approximately $166,350,557.

The number of shares outstanding of the Registrant’s Common Stock as of March 15, 2019 was 15,684,583.

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2018.

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

•	changes in federal tax law or policy; and
•	our ability to the manage the foregoing.

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

PART I

Item 1. Business.

Our Company

We are a bank holding company headquartered in Los Angeles, California. Our commercial banking activities are operated through Open Bank, our banking subsidiary. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers with a focus on the Korean-American community. Having grown our branch and loan production office network over the past eight years, we now operate through eight full service branches located in the greater metropolitan area of Los Angeles, California, Orange County, California, and Santa Clara County, and five loan production offices in the Korean-American communities in Atlanta, Georgia, Aurora, Colorado, Dallas, Texas, and Lynnwood and Seattle, Washington. We opened our newest branch in Santa Clara, California in the second quarter of 2018, and we intend to open a full service branch in Carrollton, Texas in the second quarter of 2019.

As of December 31, 2018, we had consolidated total assets of $1.04 billion, total deposits of $ 905.2 million, total loans outstanding (net of allowance for loan losses) of $ 865.4 million, and total shareholders’ equity of $129.8 million. We completed our initial public offering in March 2018 and our common stock was listed on the Nasdaq Global Market.

We believe that we provide our customers with a high degree of service, convenience and the financial products they need to achieve their financial objectives, by offering a customer-oriented product mix, competitive pricing, and convenient locations. Our lending activities are diversified and include CRE, commercial and industrial, SBA, home mortgage, and consumer loans. We generally lend in markets where we have a physical presence through our branch and loan production offices. We attract retail deposits through our branch network which offers a wide range of deposit products for business and consumer banking customers. We offer a multitude of other products and services to our customers to complement our lending and deposit business.

We have a strong, values-based corporate culture rooted in personal community-based relationship banking that permeates throughout our entire organization. We strive to provide quality customer service that exceeds our customers’ expectations. We also heavily invest in our Korean-American communities through our annual contributions to the Open Stewardship Foundation. We believe that customers value a banking partner knowledgeable about their business needs with a willingness and commitment to reinvest back into the community. We convey to our customers that banking with us indirectly provides them an opportunity to contribute to the community. We believe our strategic approach creates opportunities for expanding our banking relationships with new and existing customers who value personalized attention, local decision making and view us as an alternative to the large consolidated Korean-American financial institutions.

We established the Open Stewardship Foundation in 2011 to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. The Foundation operates through a board of directors that includes individuals who are members of our board of directors and executive management team, including our President and Chief Executive Officer and our Chairman of the Board. The Foundation board of directors reviews and approves award grants. We have committed to contribute annually 10% of our consolidated net income after taxes to the Foundation. Since inception, we have donated over $3.9 million to the Foundation, aiding over 150 local non-profits.

We plan to continue to leverage our experienced management team, our personal relationship community banking focus in the attractive Korean-American communities in which we serve, and our diversified lending approach to drive future organic growth. While other institutions frequently enter new geographies through acquisitions, we have grown our geographic footprint through de novo branches while remaining true to our business model. We intend to continue our organic growth while further diversifying our geographical concentration with the anticipated expansion in Carrollton, Texas in the second quarter of 2019, our first full service branch in Texas. We also are targeting markets where we have loan production offices for future expansion and development of de novo branches. Supplementing deposit products to our borrowers in those markets provides the profitability to support the investment in full service branches. Although our growth has historically been organic, we are amenable to considering opportunistic strategic acquisitions to enhance our long-term growth strategy.

Our Strategies

Our vision is to be the leading Korean-American community-based commercial bank in the Korean-American communities we serve, to meet the financial needs of underserved small and medium-sized business and individuals, and to give back to these communities.

Our more specific strategic initiatives are discussed below.

•

Leverage our Franchise in the Korean-American Communities We Serve. The Korean-American banking landscape has seen increased consolidation of the larger Korean-American financial institutions that do business in our market areas. We believe that the customers at these larger institutions will look for an alternative banking experience that is tailored towards their specific financial objectives and we strive to be the most prominent alternative to the larger Korean-American financial institutions. We differentiate ourselves from our competitors by developing meaningful and personal relationships with our customers, combined with a superior level of service to make Open Bank an attractive choice for small to medium-sized businesses, professionals and individuals. Our strong financial performance and growth derives in part for the desire by small and medium-sized businesses and individuals for quality personal relationship banking, local and responsive decision making and flexible and competitive pricing of deposit and loan products. Our commitment to the Open Stewardship Foundation raises our profile and reinforces our position as a community partner committed to the success of the communities we serve. We convey to our customers that banking with us provides them with an indirect opportunity to contribute to the community. In addition, we have invested in developing a distinct corporate culture guided by a core set of values. These values underlie everything we do, including the way we engage with customers, collaborate with colleagues, do business and manage our resources. We believe our commitment to our communities, culture and quality of our people have been catalysts of our success and will continue to propel our future.

•

Focus on Organic Growth. We intend to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our market share. We believe that our overall capabilities, culture and opportunities for career growth will allow us to continue to attract talented and entrepreneurial commercial and retail bankers from larger Korean-American financial institutions. We also seek to offer our various banking products, including our deposit products, residential loan products and cash management services to our commercial loan and SBA borrowers, which we believe provides a basis for expanding our banking relationships. We believe we have built a scalable platform that will support our continual organic growth. Although we are currently focused on organic growth, we will also look for opportunistic strategic acquisitions that complement our commercial banking and the strong personal community-based relationship orientation of our franchise.

•

Increase our Share of Lower-Cost Deposits. We believe the quality of our deposit base and access to stable funding are key components of our success. We have a strong deposit base characterized by a high level of core deposits, high proportion of non-interest bearing accounts and relatively low funding costs. As of December 31, 2018, deposits accounted for 99.0% of total liabilities. Core deposits, which we define as all deposits excluding time deposits exceeding $250,000, constituted 81.9% of total deposits. Our cost of total deposits was 1.09% for the year ended December 31, 2018. We employ conventional marketing initiatives and advertising and leverage our community commitment activities to generate new accounts. Small businesses are a significant source of low cost deposits and represent opportunities for future growth. We believe that small business owners value our ability to provide convenience and access to local, responsive decision makers. Commercial accounts also generally have higher deposit balances and transaction volumes than individual deposit accounts. We believe that our convenient branch network, personal relationship-driven culture, diversified product offering, and flexible pricing allow us to accelerate deposit growth. We plan to continue investing in our franchise brand, our community reputation, employees, and product capabilities to further improve customer loyalty with a view toward growing our high quality deposit portfolio.

•

Branch Expansion. We intend to continue our strategy of opening and developing de novo branches particularly into Korean-American populated areas. We have pursued this growth strategy since the beginning of 2012 when we only had one branch location. As of December 31, 2018, we had eight branches. Seven branches are in the greater Los Angeles and Orange County, and we opened our first branch in northern California in Santa Clara, California in the second quarter of 2018. We anticipate opening a ninth branch in Carrollton, Texas in the second quarter of 2019. We will review future potential target areas for de novo expansion based on our ability to attract experienced bankers within such targeted regions. In addition, we currently operate five loan production offices located in Atlanta, Georgia, Aurora, Colorado, Dallas, Texas and Lynwood and Seattle, Washington, two of which we opened in February 2019. We will continue to look for additional markets to expand our loan production capabilities and, if we believe there are opportunities to develop deposit business in these markets, we may expand one or more loan production offices into de novo branches.

•

Expand and Diversify our Commercial Lending. We are committed to continuing to expand, and continue to grow our commercial loan portfolios while maintaining what we believe are conservative underwriting standards. We expect to expand our commercial lending business in our expanding branch network, where we can continue to leverage our ability to develop personal community-based relationships and leverage our quality service model into new opportunities. We believe we can leverage our personalized customer service, extensive knowledge of our local markets and high visibility community activities to attract and retain customers seeking alternatives to the larger Korean-American financial institutions.

•

Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well-defined policies and procedures, disciplined underwriting criteria and ongoing risk management. This approach has allowed us to maintain loan growth with a diversified portfolio of high quality assets. We believe our credit culture supports accountable bankers, who maintain an ability to expand our customer base as well as make sound decisions. As of December 31, 2018, our ratio of nonperforming assets to total assets was 0.18% and our ratio of nonperforming loans to total loans was 0.22%.

•

Leverage Public Company Status. We believe becoming a public reporting company, while increasing our operating costs, will provide us with additional options and better pricing to manage our cost of capital. While we have not historically engaged in any merger and acquisition activity, the ability to issue publicly-traded stock as consideration may enable us to opportunistically approach potential transactions. In addition, we believe the additional liquidity provided by being listed on the Nasdaq Global Market and being a public reporting company will enhance the equity component of our compensation programs, which will enable us to better incent and retain key employees in the competitive markets in which we operate.

Our Competitive Strengths

Our management team has identified the following competitive strengths that we believe will allow us to continue to achieve our principal objective of increasing shareholder value and generating consistent earnings growth through the organic and strategic expansion of our commercial banking franchise:

•

Experienced Leadership and Management Team. Our experienced executive management team and senior leaders have exhibited the ability to strengthen shareholder value by consistently growing profitably. The members of our executive management team have, on average, more than 30 years’ experience working for large, billion-dollar-plus financial institutions in our markets during various economic cycles. They have been with Open Bank for an average of eight years, and substantially all have known and worked with our Chief Executive Officer, prior to joining Open Bank. Our executive management team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation, and problem solving.

•

Personal Relationship-Based Customer Service. We strive to differentiate ourselves from our competition by providing the best “relationship-based” services to small- and medium-sized businesses and their owners and residents in the Korean-American communities in which we operate. We accomplish this by striving to provide our customers with a superior level of personal and responsive service delivered by experienced bankers in a manner that timely meets our customers’ financial objections. Our management team’s significant banking and lending experience in our markets has provided us with an understanding of the commercial banking needs of our customers, which allows us to tailor our products and services to meet our customers’ financial objectives. To enhance our relationships with our customers and to identify and meet their particular needs, each customer is assigned a relationship officer (including our SBA borrowers). Approximately 55% of our borrowers also have a deposit relationship with us, providing us with visibility into their liquidity profile and contributing to our ability to manage our asset quality.

•

Strong Community Relationships. A primary mission of Open Bank is to meet the financial services needs of underserved customers in our markets, and we strive to distinguish ourselves by giving back to these communities. In October 2011, we established the Open Stewardship Foundation to actively support local civic organizations, schools, and public services. We have committed to fund the Foundation in an amount equal to 10% of our annual consolidated net income after taxes. This commitment is in our annual operating budget each year. We believe that our community commitment distinguishes us from our competitors and enhances and expands business relationships within the Korean-American communities we serve. Since inception, we have donated over $3.9 million to the Foundation, aiding over 150 local non-profits. Our management team has strong ties and relationships within the Korean-American communities where we operate. The Foundation and our employees and board of directors are involved in community activities that enhance our relationships with a variety of industry leadership groups, including the Korean-American Federation of Los Angeles, the Korean-American Chamber of Commerce of Los Angeles, the Korean-American Manufacturers Association, the Korean-American CPA Society of Southern California, California KAGRO Association, and the Korean Real Estate Brokers Association of Southern California. Affiliation with these local organizations provide our management team with knowledge of local markets and industries, as well as market developments that may impact the evolving business environment in which we operate.

•

Strong Credit Quality. We have implemented policies and procedures for credit underwriting and administration which have enabled us to maintain strong asset quality while at the same time growing our banking business. As of December 31, 2018, our NPA as a percentage of total gross loans and OREO was 0.22%.

•

Strong Risk Management Practices. We place significant emphasis on risk management as an integral component of our organizational culture without sacrificing growth. We believe our comprehensive risk management system is designed to make sure that we have sound policies, procedures, and practices for the management of key risks under our risk framework (which includes market, operational, liquidity, interest rate sensitivity, credit, regulatory, legal and reputational risk) and that any exceptions to written policy are reported by senior management to our board of directors or audit committee. Our risk management practices are overseen by the chairman of our audit committee and the chairman of Open Bank’s risk and compliance committees, who have more than 20 years of combined banking experience, and our chief risk officer, who has more than 35 years of banking experience. We believe that our enterprise risk management philosophy has been important in gaining and maintaining the confidence of our various constituencies and growing our business and footprint within our markets. We also believe our strong risk management practices are manifested in our asset quality metrics.

•

Efficient and Scalable Platform with Capacity to Support Our Growth. Our management team has built an efficient and scalable corporate infrastructure within our commercial banking franchise, including the areas of banking processes, technology, data processing, underwriting and risk management, which we believe will support our continued growth. While expanding our infrastructure, several departmental functions have been outsourced to gain the experience of outside professionals while at the same time achieving more favorable economics and cost-effective solutions. Such outsourced areas include the internal audit function, investment securities management, and select loan review, interest rate risk management and stress testing. This outsourcing strategy is designed to control costs while adding enhanced controls and/or service levels. We believe that our scalable infrastructure will continue to allow us to efficiently and effectively manage our anticipated growth.

Market Area

We are headquartered in Los Angeles, California. We currently have one branch in the financial district of downtown Los Angeles and, directly adjacent to downtown Los Angeles, we have one branch in the fashion district and three branches in Koreatown. In addition, we operate a branch in Gardena, California and a branch in Buena Park, in Orange County, California. The economic base of the area is heavily dependent on small- and medium-sized businesses. According to the U.S. Census Bureau, Asian-Americans accounted for 15.3% of the over 10.2 million residents in Los Angeles County as of July 1, 2017. We opened our first branch in northern California in Santa Clara, California in the second quarter of 2018. We plan to open a branch in Carrollton, Texas in the second quarter of 2019. We also operate loan production offices in Atlanta, Georgia, Aurora, Colorado, Dallas, Texas and Lynnwood and Seattle, Washington to support our SBA lending efforts.

Deposit Products

We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We offer a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of customers, including small to medium-sized businesses. We consider our core deposits, defined as all deposits except for time deposits exceeding $250,000, to be our primary and most valuable low-cost funding source for our lending business, and as of December 31, 2018, core deposits represented 81.9% of our total deposits. We strive to retain an attractive deposit mix from both large and small customers and a broad market reach, which has resulted in our top 10 customers accounting for only 8.0% of all deposits as of December 31, 2018. We believe our competitive pricing and products, convenient branch locations, and quality personal customer service enable us to attract and retain deposits. We employ conventional marketing initiatives and advertising and in addition leverage our community commitment activities, including our Foundation, to generate new accounts. Our bankers offer our deposit products to our loan customers. We typically require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit accounts as a condition of granting loans. Approximately 55% of our borrowers also have a deposit relationship with us. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. We do utilize wholesale deposits to supplement our core retail deposits for funding purposes, including brokered accounts. As of December 31, 2018, wholesale deposits totaled $101.8 million, or 11.2% of total deposits. As of December 31, 2018, we had $905.2 million of deposits, and our cost of deposits was 1.09% for the year ended December 31, 2018.

Lending Activities

Our lending strategy is to maintain a broadly diversified loan portfolio based on the type of customer (i.e., businesses versus individuals), type of loan product (e.g., owner occupied commercial real estate, commercial and industrial loans, etc.), geographic location and industries in which our business customers are engaged (e.g., manufacturing, retail, hospitality, etc.). We principally focus our lending activities on loans that we originate from borrowers located in our market areas. We seek to be the premier provider of lending products and services in our market areas and serve the credit needs of high-quality business and individual borrowers in the communities that we serve.

We offer a variety of loans, including CRE loans (including loans secured by owner occupied commercial properties), SBA loans, and commercial and industrial loans to local manufacturing and industrial companies and other businesses. We also offer various consumer loans to individuals and professionals including residential real estate loans, and unsecured personal lines of credit. Lending activities originate from the relationships and efforts of our bankers, with an emphasis on providing banking solutions tailored to meet our customers’ needs while maintaining our underwriting standards.

As of December 31, 2018, our loan portfolio held for investment consisted of the following:

December 31, 2018
(dollars in thousands)
Commercial real estate	$503,834
Small business administration loans	127,375
Commercial and industrial	113,975
Home mortgage	127,298
Consumer	2,577
Gross loans receivable	$875,059

For additional information concerning our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in our market areas. Our loan portfolio consists primarily of CRE loans, which were $503.8million and constituted 57.6% of our total loans as of December 31, 2018, SBA loans, which were $127.4 million and constituted 14.6% of our total loans as of December 31, 2018, and commercial and industrial loans, including trade finance loans, which were $114.0 million and constituted 13.0% of our total loans as of December 31, 2018. Our commercial real estate loans are secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable inventory, real estate and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Southern California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2018.

Sound risk management practices and appropriate levels of capital are essential elements of a sound commercial real estate lending program. Concentrations of commercial real estate exposures add a dimension of risk that compounds the risk inherent in individual loans. Interagency guidance on commercial real estate concentrations describe sound risk management practices which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. Management believes it has implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.

Large Credit Relationships. As of December 31, 2018, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $124.6 million, or 14.2% of total loans, and $220.5 million, or 25.2% of total loans, respectively.

Loan Underwriting and Approval. Historically, we believe we have made sound, high quality loans while recognizing that lending money involves a degree of business risk. We have loan policies designed to assist us in managing this business risk. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. Open Bank’s board of directors delegates loan authority up to board-approved limits collectively to its Loan & Credit Policy Committee, which is comprised of members of its board of directors. Our board of directors also delegates limited lending authority to our internal management loan committee, which is comprised of members of our executive management team. No individual at the Bank has sole loan approval authority. The objective of our approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs.

Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. Our strategy for approving or disapproving loans is to follow conservative loan policies and consistent underwriting practices which include:

•	maintaining close relationships among our customers and their designated banker to ensure ongoing credit monitoring and loan servicing;

•	granting credit on a sound basis with full knowledge of the purpose and source of repayment for such credit;

•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	developing and maintaining targeted levels of diversification for our loan portfolio as a whole and for loans within each category; and

•	ensuring that each loan is properly documented and that any insurance coverage requirements are satisfied.

Managing credit risk is an enterprise-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our bankers. Our Chief Credit Officer provides company-wide credit oversight and periodically reviews all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed to assist in the identification of problem assets and to confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.

Our loan policies generally include other underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower’s income. Such loan policies include maximum amortization schedules and loan terms for each category of loans collateralized by liens on real estate.

In addition, our loan policies provide guidelines for: personal guarantees; an environmental review; loans to employees, executive officers and directors; problem loan identification; maintenance of an adequate allowance for loan losses and other matters relating to lending practices.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. The Bank is able to sell participations in its larger loans to other financial institutions, which allows it to manage the risk involved in these loans and to meet the lending needs of its customers that require extensions of credit in excess of these limits.

The Bank’s legal lending limit as of December 31, 2018 on loans to a single borrower was $34.9 million for secured loans and $20.9 million for unsecured loans, which are expected to increase following the consummation of this offering.

Our loan policies provide general guidelines for loan-to-value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. Our internal loan-to-value limitations follow limits established by applicable law.

We provide a variety of loans to meet our customers’ needs. The section below discusses our general loan categories:

Commercial Real Estate Loans. We offer commercial real estate loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We believe that our management team has extensive knowledge of our borrowers and the markets where we operate, and takes a conservative approach to commercial real estate lending, focusing on what we believe to be high quality credits with low loan-to-value ratios income-producing properties with strong cash flow characteristics, and strong collateral profiles.

We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by professional office buildings, shopping centers, manufacturing facilities, and special purpose properties such as restaurants, retail operations and service stations. We originate both fixed- and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions that allow us to call the loan after five to seven years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate. At December 31, 2018, approximately 55% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 70% of the lesser of the appraised value or the purchase price depending on the property audits we utilize.

Our total commercial real estate loan portfolio totaled $503.8 million at December 31, 2018. We had no non-performing commercial real estate loans as of December 31, 2018.

Payments on loans secured by such properties are often dependent on the successful operation (in the case of owner occupied real estate) or management (in the case of non-owner occupied real estate) of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial real estate loans, we seek to minimize these risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis also may include credit verification, reviews of appraisals, environmental hazard reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic condition and industry trends.

Small Business Administration Loans. We offer SBA loans for qualifying businesses for loan amounts up to $5 million. The Bank primarily extends SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5 million and a maximum SBA guaranteed amount of $3.75 million.

We are generally able to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium, while earning servicing fee income on the sold portion over the remaining life of the loan. In addition to the interest yield earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, we recognize income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold.

SBA 504 loans are typically extended for the purpose of purchasing owner-occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for up to 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a Certified Development Company (“CDC”). Generally, the loans are structured to give the Bank a 50% first deed of trust (“TD”), the CDC a 40% second TD, and the remaining 10% is funded by the borrower. Interest rates for the first TD Bank loans are subject to normal bank commercial rates and terms and the second TD CDC loans are fixed for the life of the loans based on certain indices.

All of our SBA loans are originated through our SBA Loan Department. The SBA Loan Department is staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the SBA. This designation generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide.

We originate SBA loans through our branch staff, loan production officers, marketing officers and through SBA brokers.

As of December 31, 2018, our SBA loan portfolio totaled $ 127.4 million of non-guaranteed loans, $117.8 million of which was secured by real estate and $9.5 million of which was unsecured or secured by business assets.

Commercial and Industrial Business Loans. We have significant expertise in small to medium sized market commercial and industrial lending, including trade finance loans. We believe that our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio, while maintaining strong asset quality.

We provide a mix of variable and fixed rate commercial and industrial loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and for international trade financing. We extend commercial business loans on an unsecured and secured basis advanced for working capital, accounts receivable and inventory financing, machinery and equipment purchases, and other business purposes. Generally, short-term loans have maturities ranging from six months to one year, and “term loans” have maturities ranging from five to seven years. Loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating interest rates, with monthly payments of both principal and interest. Repayment of secured and unsecured commercial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. Where the borrower is a corporation, partnership or other entity, we typically require personal guarantees from significant equity holders.

Our trade finance unit supplies financial needs to many of our commercial and industrial loan customers. The unit provides, international letters of credit, SWIFT, and export advice. Our trade finance unit has a correspondent relationship with many of the largest banks in South Korea. All of our international letters of credit, SWIFT, and export advice are denominated in U.S. dollars.

The total commercial and industrial loan portfolio totaled $114.0 million at December 31, 2018.  Our non-performing commercial and industrial loans as of December 31, 2018 were $1.02 million.

In general, commercial and industrial loans may involve increased credit risk and, therefore, typically yield a higher return. The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing commercial and industrial loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. As a result of these additional complexities, variables and risks, commercial and industrial loans require extensive underwriting and servicing.

Single-Family Residential Loans. We originate residential real estate loans collateralized by owner occupied and non-owner occupied properties located in our market areas to enable borrowers to purchase or refinance existing homes. We offer adjustable-rate mortgage loans with the interest rate fixed for the first five years followed by rate adjustments each year with terms up to 30 years. The relative amount of adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk.

Loans collateralized by single-family residential real estate generally are originated in amounts of no more than 70% of appraised value. In connection with such loans, we retain a valid lien on real estate, obtain a title insurance policy that insures that the property is free from encumbrances and require hazard insurance.

Loan fees on these products, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. Interest rates and payments on our adjustable-rate loans generally are adjusted annually based on the 1 year-LIBOR rate.

While single-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, all of the mortgage loans in our loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan.

The total single-family residential real estate loan portfolio totaled $127.3 million at December 31, 2018. We had non-performing single-family residential real estate loans as of December 31, 2018.

Consumer Loans. We offer unsecured lines of credit and term loans to high net worth individuals. Consumer loans are underwritten based on the individual borrower’s income, current debt level, and past credit history. The terms of consumer loans are up to seven years. Consumer loans entail greater risk than do residential real estate loans because they are unsecured. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The total consumer loan portfolio totaled $ 2.6 million at December 31, 2018. We had no non-performing consumer loans as of December 31, 2018.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history and the applicant’s credit worthiness.

Loan Participations. When loans exceed our lending limit, we as the lead bank will sell a portion of the loan in order to remain within our lending limit. We also sell loan participations to reduce risk and manage credit concentrations in particular businesses and industries. Banks with which we participate are generally located in California. We do not participate in syndicated loans (loans made by a group of lenders who share or participate in a specific loan) with a larger regional financial institution as the lead lender.

Investment Activities

We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals of our investment portfolio are as follows:

•

provide a ready source of balance sheet liquidity, ensuring adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;

•	serve as a tool to manage asset-quality diversification of our assets; and

•	provide a vehicle to help manage our interest rate risk profile pursuant to our established policies and maximize our overall return.

With the exception of U.S. government agency issues and short term money market instruments, no one type or segment of security exceeds 40% of the portfolio.

Open Bank’s board of directors is responsible for the oversight of investment activities and has delegated the responsibility of monitoring our investment activities to the Asset/Liability Management Board Committee (“ALM”). Our investment policy is reviewed and approved annually by ALM and ratified by our board of directors.

ALM establishes risk limits and policy for conducting investment activities. ALM receives quarterly reports from management’s Asset Liability Management Committee (“ALCO”), which approves investment strategies and meets monthly to review investment reports and monitor investment activities. ALCO receives investment related reports and any policy exceptions from the investment officer, who is appointed by ALM and responsible for ensuring compliance and implementation of investment policy guidelines. Day-to-day activities pertaining to the securities portfolio are conducted by the investment officer under the supervision of our Chief Executive Officer and Controller. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.

Limits for investment transactions are based on total transaction amount and require approval if they exceed designated thresholds. Investment transactions up to $5 million require Chief Executive Officer and Chief Financial Officer approval. Investment transactions that exceed $5 million, up to $10 million, require ALCO approval and any investment transaction greater than $10 million must be pre-approved by ALM.

Other Products and Services

We offer banking products and services that are competitively priced with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, mobile banking solutions for iPhone and Android phones, including remote check deposit with mobile bill pay. We offer ATMs and banking by telephone, mail and personal appointment. We offer debit cards with no ATM surcharges or foreign ATM fees for checking customers, direct deposit, cashier’s checks, as well as treasury management services, wire transfer services and automated clearing house (“ACH”) services.

We offer a full array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury management services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, ACH origination and stop payments. Cash management deposit products consist of remote deposit capture, positive pay, zero balance accounts and sweep accounts.

We evaluate our services on an ongoing basis, and will add or remove services based upon the perceived needs and financial requirements of our customers, competitive factors and our financial and other capabilities. Future services may also be significantly influenced by improvements and developments in technology and evolving state and federal laws and regulations.

Competition

In our primary markets in Southern California, we view the Korean-American direct banking market competition, including Open Bank, as comprised of nine banks divided into four segments: large publicly-traded banks (two banks), medium-sized banks (two publicly-traded banks and one locally-owned bank), small locally-owned banks (two banks), and banks that are subsidiaries of Korean banks (two banks). Excluding two banks that are subsidiaries of Korean banks, all seven banks, including Open Bank, are based in California. As of December 31, 2018, we are the seventh-largest bank among this group of nine banks based on total assets.

In addition to Korean-American banks, we also compete with other banks in the region, particularly with Chinese-American banks in our market areas. In certain geographic markets where we currently operate, there is overlap between Chinese-American, Korean-American and other Asian-American banks for loan and deposit business. We aim to grow both organically and potentially through acquisitions in these markets.

The banking and financial services industry is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loan and deposit customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors, including the majority of the other Korean-American banks located in greater Los Angeles County, have a longer operating history, are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we do.

Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services, which we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits (restricted to a percentage of our total shareholders’ equity, depending upon the nature of the loan transaction) than us.

In addition to other banks, our competitors include savings institutions, credit unions, thrift and loan companies and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms located in our primary market area. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. We also face growing competition from so-called “online businesses” with few or no physical locations. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.

To the extent that we are affected by more general competitive trends in the industry, those trends are focused towards increased consolidation and competition. Strong competitors, other than financial institutions, have entered banking markets with focused products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive.

Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches and/or in store branches. In addition to other banks, the sources of competition for such high-tech products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, and mortgage banking firms.

Information Technology Systems

We have made and continue to make significant investments in our information technology systems and staff for our banking and lending operations and treasury management activities. We believe this investment will support our continued growth and enable us to enhance our capabilities to offer new products and overall customer experience, and to provide scale for future growth and acquisitions. We utilize a nationally recognized software vendor, and their support allows us to outsource our data processing. Our internal network and e-mail systems are outsourced to a third party and we have a back-up site at our Buena Park location. This back-up site provides for redundancy and disaster recovery capabilities.

The majority of our other systems including our electronic funds transfer, transaction processing and our online banking services are hosted by third-party service providers. The scalability of this infrastructure will support our growth strategy. In addition, the tested capability of these vendors to automatically switch over to standby systems should allow us to recover our systems and provide business continuity quickly in case of a disaster.

Coexistence Agreement between the Bank and Open Bank S.A.

We have not registered the trademark “Open Bank” under the trademark laws of the United States. Open Bank, S.A., a corporation organized and existing under the laws of Spain with its principal office located in Ciudad Grupo Santander, Av. Catabria Boadilla del Monte Madrid Spain (“Open Bank S.A.”) originally registered the trademark “Open Bank” (U.S. Registration No. 3397518) in 2008 with the United States Patent and Trademark Office. Open Bank S.A. provides financial services in Spain and solicits financial services in the United States through the internet. Open Bank S.A. is not licensed to engage in banking services in the United States or California and to our knowledge in any other state in the United States. In February 2014, we entered into a Coexistence Agreement with Open Bank S.A. (the “Coexistence Agreement”), under which both parties agreed that we may use the name “Open Bank” in connection with banking and banking related services in the state of California and the cities of New York, Dallas, Atlanta, Chicago, Seattle and Fort Lee, New Jersey (the “Permitted Markets”). We agreed to limit all of the Bank’s marketing, advertising, publicity, soliciting and or media efforts using the “Open Bank” name to primarily the Korean-American community in the Permitted Markets. However, we have the right under the Coexistence Agreement to market through the internet. The Coexistence Agreement states that these limitations are not intended to mean that we should in any way engage in discriminatory tactics or policy or in any way discriminate against non-Korean-American customers or potential customers. Under the Coexistence Agreement, Open Bank S.A. retains the right to use and market its services in relation to its registered trademark in any state or territory in the United States. We further agreed not to challenge Open Bank, S.A.’s trademark registration or any future applications by Open Bank S.A. The Coexistence Agreement has no termination date and is perpetual. If Open Bank S.A. decides to become a licensed bank in California or in any of the other Permitted Markets, depending on its business and marketing plan, there could be confusion created by the use of the name “Open Bank” which could have a material adverse impact on our ability to build its brand in the Permitted Markets. In addition, if Open Bank, S.A. were to assert that we breached the Coexistence Agreement, Open Bank, S.A. could file for an injunction, seek to have the Bank change its name or seek monetary damages, all of which could have a material adverse impact on our financial condition and results of operations. There are no approval rights of either party for any of the actions or no actions that either party may take under the Coexistence Agreement. To our knowledge Open Bank, S.A. has not initiated any business or marketing activities in the United States other than on the worldwide interest through its Spanish language website.

Employees

As of December 31, 2018, we had approximately 154 full-time equivalent employees. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Litigation

From time to time, we are party to claims and legal proceedings arising in the ordinary course of business. There are currently no claims or legal proceedings filed against us.

Corporate Information

Our principal executive office is located at 1000 Wilshire Boulevard, Suite 500, Los Angeles, California 90017, telephone number: (213) 892-9999. Our website address is www.myopenbank.com.

Unless we state otherwise or the context otherwise requires, references in this prospectus to “we”, “our”, “us,” “ourselves,” “the company” and “the Company” refer to OP Bancorp, a California corporation, and its consolidated wholly-owned subsidiary, Open Bank, a California corporation, which is referred to as “Open Bank” or “the Bank”.

Supervision and Regulation

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the DBO, the Federal Reserve, the FDIC and the CFPB. Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Fannie Mae and Freddie Mac, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of the FDIC’s Deposit Insurance Fund and bank customers rather than shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiary, the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Capital Requirements

The federal banking agencies have risk-based capital adequacy requirements intended to provide a measure of capital adequacy that reflects the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the bank regulatory agencies issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective on January 1, 2015.

The Basel III Capital Rules require the Bank comply with several minimum capital standards. The Bank must maintain a Tier 1 leverage ratio of at least 4.0%; a common equity Tier 1, which we refer to as CET1, to risk-weighted assets of 4.5%; a Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets of at least 6.0% and a total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%.

CET1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (CET1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the ALL limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into CET1 capital (including unrealized gains and losses on available-for-sale-securities). We exercised the opt-out election regarding the treatment of AOCI in part to avoid significant variations in the our capital levels resulting changes in the fair value of our available-for-sale investment securities portfolio as interest rates fluctuate. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and would be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

In addition to establishing the minimum regulatory capital requirements, the Basel III Capital Rules limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of an additional 2.5% of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. The capital conservation buffer requirement is being phased in over a four-year period beginning on January 1, 2016 at 0.625%, increasing by 0.625% each January 1 until it reaches 2.5% on January 1, 2019.

During 2018, banking organizations, including the Bank, are required to maintain a CET1 capital ratio of at least 6.375%, a Tier 1 capital ratio of at least 7.875%, and a total capital ratio of at least 9.875% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. When fully phased-in on January 1, 2019, the Bank will be required to meet minimum Tier 1 leverage ratio of 4.0%, a minimum CET1 to risk-weighted assets of 4.5% (7% with the capital conservation buffer), a Tier 1 capital to risk-weighted assets of 6.0% (8.5% including the capital conservation buffer) and a minimum total capital to risk-weighted assets of 8.0% (10.5% including the capital conservation buffer).

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1—4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules’ risk weighting requirements that are relevant to the Bank include:

•

assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

•

providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (increased from 0% under the previous risk-based capital rules);

•

assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (increased from 100% under the previous risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and

•

applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (increased from 100% under the previous Basel I risk-based capital rules).

As of December 31, 2018, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III Capital Rules on a fully phased-in basis.

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “—Prompt Corrective Actions,” the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The DBO also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

The Company

General. As a bank holding company, the Company is subject to regulation and supervision by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the its operations and such additional information as the Federal Reserve may require. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.

The Company is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, the Company is subject to examination by, and may be required to file reports with, the DBO.

Acquisitions, Activities and Change in Control. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or any bank holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all, the assets of any additional bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (“CRA”), the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “—Regulatory Capital Requirements” above.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.

Under the California Financial Code, any proposed acquisition of “control” of the Bank by any person (including a company) must be approved by the Commissioner of the DBO. The California Financial Code defines “control” as the power, directly or indirectly, to direct the Bank’s management or policies or to vote 25% or more of any class of the Bank’s outstanding voting securities. Additionally, a rebuttable presumption of control arises when any person (including a company) seeks to acquire, directly or indirectly, 10% or more of any class of the Bank’s outstanding voting securities.

Permitted Activities. The BHCA generally prohibits the Company from controlling or engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has not elected to be a financial holding company, and we have not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

If the Company should elect to become a financial holding company, in order to maintain the Company’s status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory CRA, rating. If the Company were to become a financial holding company and the Federal Reserve subsequently determined that the Company, as a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Company became a financial holding company and the Federal Reserve subsequently determined that the Bank, as a financial holding company subsidiary, has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—Regulatory Capital Requirements” above.

Source of Strength Doctrine. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company must stand ready to use its available resources to provide adequate capital to the subsidiary bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The source of strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such bank. The BHCA provides that in the event of the bank holding company’s bankruptcy any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safe and Sound Banking Practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

Tie in Arrangements. Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie in arrangements in connection with the extension of credit. For example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services, (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or the Bank, or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Dividend Payments, Stock Redemptions and Repurchases. The Company’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel Capital III Rules, institutions that seek to pay dividends must maintain a capital conservation buffer of 2.5% in CET1, which is to be phased in over a three year period that began on January 1, 2016. See “—Regulatory Capital Requirements” above.

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

As a California corporation, the Company is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a “balance sheet” test. Under the retained earnings test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. The Company may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. In addition, the Company may not make distributions if it is, or as a result of the distribution would be, likely to be unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature. A California corporation may specify in its articles of incorporation that distributions under the retained earnings test or balance sheet test can be made without regard to the preferential rights amount. The Company’s articles of incorporation do not address distributions under either the retained earnings test or the balance sheet test.

The Bank

General. The Bank is a California-chartered bank. The Bank’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. The Bank is not a member of the Federal Reserve System. As a California-chartered non-member bank, the Bank is subject to the examination, supervision and regulation by the DBO, the chartering authority for California banks, and by the FDIC.

Depositor Preference. In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors including the parent bank holding company with respect to any extensions of credit they have made to such insured depository institution.

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2018, the Bank was eligible to accept brokered deposits without a waiver from FDIC.

Loans to One Borrower. With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for loan loss, and any capital notes and debentures of the bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity.

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2018, the Bank paid $245,000 in aggregate FDIC deposit insurance premiums.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation, or FICO, assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board to recapitalize of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2018, the Bank paid $25,000 in aggregate FICO assessments.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DBO to fund its operations. The amount of the assessment paid by a California bank to the DBO is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DBO. During the year ended December 31, 2018, the Bank paid supervisory assessments to the DBO totaling $100,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Capital Requirements” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DBO or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank’s shareholders (i.e., the Company) in connection with a reduction of its contributed capital.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Basel III Capitals Rules’ capital conservation buffer generally requires that an institution maintains 2.5% in CET1, which is to be phased in over a three-year period that began on January 1, 2016. See “—Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2018.

Transactions with Affiliates. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits the amount of loans the Bank may make to directors and other insiders and require that: (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank; (ii) the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank; and (iii) the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators.

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. California law permits California banks, such as the Bank, to establish an additional banking office with notice to the DBO. Deposit-taking banking offices must be also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Finally, we may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Community Reinvestment Act. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent regulatory examination.

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial Institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence.

Failure of a financial institution to maintain and implement adequate anti-money laundering and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio, the Bank does not exceed these guidelines as of December 31, 2018.

Consumer Financial Services

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws.

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Mortgage and Mortgage-Related Products. Because abuses in connection with home mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of and methodology for evaluating, these factors.

Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs, the Department of Agriculture or the Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Mortgage Loan Originator Compensation. As a part of the overhaul of mortgage origination practices, mortgage loan originators’ compensation has been limited such that they may no longer receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans has been limited to 3.0% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Home Mortgage Servicing. Pursuant to the Dodd-Frank Act, the CFPB has implemented certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers. Servicers also are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The servicing rules call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provide for an exemption from most of these requirements for “small servicers”, which are defined as loan servicers that service 5,000 or fewer mortgage loans and service only mortgage loans that they or an affiliate originated or own.

Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III Capital Rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds starting January 1, 2016. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

Financial Privacy

The federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Impact of Monetary Policy

The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Report and other documents we file with the SEC. The following risks and uncertainties described below are those that we have identified as material. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face. Additional risks and uncertainties not presently known to us, or that we may currently view as not material, may also adversely impact our financial condition, business operations and results of operations.

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and the Los Angeles-Long Beach-Anaheim, California MSA. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years, there has been a gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher valuations in the equities markets. However, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements and the impact such actions may have on economic and market conditions. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China, South Korea and Japan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we receive on our assets, such as loans, rises more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. When interest rates decrease, the rate of interest we receive on our assets, such as loans, declines more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

Changes in interest rates could influence our ability to originate loans and deposits. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume usually declines during periods of rising or high interest rates and increases during periods of declining or low interest rates. For example, mortgage production historically, including refinancing activity, declines in rising interest rate environments. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans, real estate and investment securities, on our balance sheet.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of any underlying property that serves as collateral for such loans may be adversely affected by any reduced demand resulting from higher interest rates.

Changes in interest rates can also affect the level of loan refinancing activity, which impacts the amount of prepayment penalty income we receive on loans we hold. Because prepayment penalties are recorded as interest income when received, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generate during that time. A decrease in our prepayment penalty income resulting from any change in interest rates or as a result of regulatory limitations on our ability to charge prepayment penalties could therefore adversely affect our net interest income, net income or results of operations.

An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

Changes in interest rates also can affect the value of loans, securities and other assets. Rising interest rates will result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in accumulated other comprehensive income and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios. However, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

If short-term interest rates remain at their historically low levels for a prolonged period, and if longer term interest rates fall, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, or instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and through other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash from operations, investment maturities and sales, sale of loans and proceeds from the issuance and sale of our equity securities to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of San Francisco. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

An important feature of our credit risk management system is our use of an internal credit risk rating and control system through which we identify, measure, monitor and mitigate existing and emerging credit risk of our customers. As this process involves detailed analysis of the customer or credit risk, taking into account both quantitative and qualitative factors, it is subject to human error. In exercising their judgment, our employees may not always be able to assign an accurate credit rating to a customer or credit risk, which may result in our exposure to higher credit risks than indicated by our risk rating and control system. Although our management seeks to address possible credit risk proactively, it is possible that the credit risk rating and control system will not identify credit risk in our loan portfolio and that we may fail to manage credit risk effectively.

Some of our tools and metrics for managing credit risk and other risks are based upon our use of observed historical market behavior and assumptions. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rates and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information. Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur, or if our model assumptions prove incorrect. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2018, approximately 86% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2018, we had $745.2 million of commercial loans, consisting of $503.8 million of commercial real estate loans, $127.4 million of SBA loans, and $114.0 million of commercial and industrial loans, including trade finance loans, for which real estate is not the primary source of collateral. Commercial loans represented 85.0% of our total loan portfolio at December 31, 2018. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We have a concentration in commercial real estate lending which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation have issued the Commercial Real Estate (CRE) Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose financial institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. Existing guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for financial institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2018, our non-owner occupied CRE loans represented 262.7% of our total risk-based capital, as compared to 296.7%as of December 31, 2017. Although we are actively working to manage our CRE concentration and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance, the FDIC or other federal regulators could become concerned about our CRE loan concentrations, and they could limit our ability to grow by, among other things, restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our single family residential loan product consists primarily of non-qualified single family home mortgage loans which may be considered less liquid and more risky.

As of December 31, 2018, our single family home mortgage loan portfolio amounted to $127.3 million or 14.5% of our total loan portfolio. As of December 31, 2018, most of our single family home mortgage loans were non-qualified mortgage loans. We originated $53.2 million and $42.1 million of single family home mortgage loans for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, our non-qualified single family home mortgage loans had an average loan-to-value of 60%.

The non-qualified single-family home mortgage loans that we originate are designed to assist mainly Korean-Americans who have recently immigrated to the United States and those Korean-Americans without sufficient documentation to qualify for a traditional home mortgage loan and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for reduced documentation requirements. Non-qualified single-family home mortgage loans are considered to have a higher degree of risk and are less liquid than qualified single-family home mortgage loans because non-qualified loans are not able to be securitized and can only be sold directly to other financial institutions. Qualified loans require a minimum of two years of tax returns for borrowers to demonstrate their ability to repay the loan and other standard documentation to qualify for securitization. For non-qualified loans we do not require the standard documentation required for qualified loans. For example, we will typically require only one year of tax returns and only pay-stub verification of employment. We attempt to address this enhanced risk through our underwriting process, including requiring larger down payments and, in some cases, interest reserves.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is conducted, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral securing a loan may be less than estimated, and if a default occurs we may not recover the outstanding balance of the loan.

The small and medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be adversely affected.

We may suffer losses in our loan portfolio despite our underwriting practices.

We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan loss.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of the organic growth of our loan portfolio over the past five years, a large portion of our loans and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.

Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could materially and adversely affect our business, financial condition and results of operations. For information about the average age of our loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Non-Performing Loans”.

Risks Related to our SBA Loan Program

Small Business Administration lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, results of operations and financial condition.

The SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Generally, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially and adversely affect our business, financial condition or results of operations.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

The recognition of gains on the sale of loans and servicing asset valuations reflect certain assumptions.

We expect that gains on the sale of U.S. government guaranteed loans will comprise a significant component of our revenue. The gains on such sales recognized for the year ended December 31, 2018 was $4.8 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $99.4 million for the year ended December 31, 2018, and $99.7 million for the year ended December 31, 2017 of SBA loans. We sold $85.3 million for the year ended December 31, 2018, and $66.2 million for the year ended December 31, 2017, of the guaranteed portion of our SBA loans. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2018, we held $128.1 million of SBA loans on our balance sheet, $127.4 million of which consisted of the non-guaranteed portion of SBA loans and $752 thousand, or 1%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2019. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be adversely impacted.

When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loans and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our liquidity, results of operations and financial condition could be adversely affected.

Risks Related to Our Deposits

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have some seasonality. Our 10 largest depositor relationships accounted for approximately 8.0% of our deposits at December 31, 2018. Our largest depositor relationship accounted for approximately 1.2% of our deposits at December 31, 2018. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe we are capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave, it could have a material adverse impact on us.

Competition among U.S. banks for customer deposits is intense, may increase the cost of retaining current deposits or procuring new deposits, and may otherwise negatively affect our ability to grow our deposit base.

Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. Interest-bearing accounts earn interest at rates established by management based on competitive market factors. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products, or the availability of competing products.

Risks Related to our Management

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in “Supervision and Regulation—Incentive Compensation.” The loss of the services of any senior executive and, in particular Ms. Min Kim, our President and Chief Executive Officer, or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings.

Risks Related to our Credit Quality

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2018, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $1.9 million, or 0.22% of our gross loans, and 0.18% of total assets. We did not have other real estate owned as of December 31, 2018. In addition, we had $449,000 in accruing loans that were 30-89 days delinquent as of December 31, 2018.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which would have an adverse effect on our net income and related ratios, such as return on assets and equity.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for loan losses for probable incurred losses in our loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is also appropriately increased for new loan growth. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance.

In addition, we evaluate all loans identified as impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as non-performing or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified. Changes in economic, operating and other conditions which are beyond our control, including interest rate fluctuations, deteriorating values in underlying collateral (most of which consists of real estate), and changes in the financial condition of borrowers, may cause our estimate of probable losses or actual loan losses to exceed our current allowance. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains a number of commercial real estate loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses.

As of December 31, 2018, our allowance for loan losses as a percentage of total loans held for investment was 1.10% and as a percentage of total nonperforming loans was 503%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance for loan losses, or ALL, calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for us for the fiscal year beginning after December 15, 2019 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. Management established a task force to begin the implementation process. The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected loss. There can be no assurance that we will not be required to increase our reserves and ALL as a result of the implementation of CECL.

Risks Related to our Growth Strategy

We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth.

We have grown our consolidated assets from $125.5 million as of December 31, 2010 to $1.04 billion as of December 31, 2018, and our deposits from $103.6 million as of December 31, 2010 to $905.2 million as of December 31, 2018. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

There is risk related to acquisitions.

We plan to continue to grow our business organically. However, from time to time, we may consider opportunistic strategic acquisitions that we believe support our long-term business strategy. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions. Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to complete future acquisitions and, if we do complete such acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. We cannot determine all potential events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

Our ability to expand our business or make strategic acquisitions outside of California may be limited by our license agreement that restricts our ability to use the name “Open Bank.”

The intellectual property rights to the use of our name “Open Bank” will continue to be one of the components of our strategy to build a relationship community bank focused on the Korean-American population base. We have not registered the trademark “Open Bank” under the trademark laws of the United States. Open Bank, S.A., a corporation organized and existing under the laws of Spain with its principal office located in Ciudad Grupo Santander, Av. Catabria Boadilla del Monte Madrid Spain (“Open Bank S.A.”) originally registered the trademark “Open Bank” (U.S. Registration No. 3397518) in 2008 with the United States Patent and Trademark Office. Open Bank S.A. provides financial services in Spain and solicits financial services in the United States through the internet. Open Bank S.A. is not licensed to engage in banking services in the United States or California and to our knowledge in any other state in the United States. In February 2014, we entered into a Coexistence Agreement with Open Bank S.A. (the “Coexistence Agreement”), under which both parties agreed that we may use the name “Open Bank” in connection with banking and banking related services in the state of California and the cities of New York, Dallas, Atlanta, Chicago, Seattle and Fort Lee, New Jersey (the “Permitted Markets”). We agreed to limit all of the Bank’s marketing, advertising, publicity, soliciting and or media efforts using the “Open Bank” name to primarily the Korean-American community in the Permitted Markets, however, we have the right under the Coexistence Agreement to market through the internet. The Coexistence Agreement states that these limitations are not intended to mean that we should in any way engage in discriminatory tactics or policy or in any way discriminate against non-Korean-American customers or potential customers. Under the Coexistence Agreement, Open Bank S.A. retains the right to use and market its services in relation to its registered trademark in any state or territory in the United States. The Bank further agreed not to challenge Open Bank, S.A.’s trademark registration or any future applications by Open Bank S.A. The Coexistence Agreement has no termination date and is perpetual. If Open Bank S.A. decides to become a licensed bank in California or in any of the other Permitted Markets, depending on its business and marketing plan, there could be confusion created by the use of the name “Open Bank” which could have a material adverse impact on our ability to build our brand in the Permitted Markets. In addition, if Open Bank, S.A. were to assert that we breached the Coexistence Agreement, Open Bank, S.A. could file for an injunction, seek to have us change our name or seek monetary damages, all of which could have a material adverse impact on our financial condition and results of operations. There are no approval rights of either party for any of the actions or omissions that either party may take under the Coexistence Agreement.

The Coexistence Agreement will limit our potential geographic expansion to the Permitted Markets. Those limitations could affect our overall growth over the long term. To our knowledge, Open Bank S.A. had not undertaken any actions to engage in any business or marketing activities in the United States other than have a presence on the internet through their Spanish website.

As we expand our business outside of California markets, we will encounter risks that could adversely affect us.

We primarily operate in California markets with a concentration of Korean-American individuals and businesses. However, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Korean-American individuals and businesses. For example, we have loan production operations in Atlanta, Georgia, Aurora, Colorado, Dallas, Texas and Lynnwood and Seattle, Washington, and we intend to open a full service branch in Carrollton, Texas in the second quarter of 2019, all of which have relatively high concentrations of Korean-American individuals and businesses. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

We must effectively manage our branch growth strategy.

We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of our business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, maintaining proper systems and controls, and recruiting, training and retaining qualified professionals. We also may experience a lag in profitability associated with new branch openings. As part of our general growth strategy we may expand into additional communities or attempt to strengthen our position in our current markets by opening new offices, subject to any regulatory constraints on our ability to open new offices. To the extent that we are able to open additional offices, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time which would have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Capital

As a result of the Dodd-Frank Act and recent rulemaking, we are subject to more stringent capital requirements.

In July 2013, the U.S. federal banking authorities approved the implementation of the global Basel III regulatory capital reforms, or the Basel III Capital Rules, and issued rules effecting certain changes required by the U.S. Dodd-Frank Act. The Basel III Capital Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). The Basel III Capital Rules not only increase most of the required minimum regulatory capital ratios, they introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The Basel III Capital Rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain: a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a Tier 1 leverage ratio of 5% or more. The Basel III Capital Rules became effective as applied to us and the Bank on January 1, 2015 with a phase-in period that generally extends through January 1, 2019 for many of the changes.

The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. Although management believes that the funds expected to be raised in this offering will be sufficient to fund operations and growth initiatives for at least the next eighteen to twenty-four months based on our estimated future operations, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We are committed to contribute 10% of our consolidated after tax net income to the Open Stewardship Foundation.

The Open Stewardship Foundation is our platform for our community outreach activities. We support the Foundation through our commitment formalized in the Bank’s by-laws to donate an amount equal to 10% of our consolidated after tax net income to the Foundation, subject to legal and regulatory restrictions. This commitment, therefore, reduces our net income and our ability to build capital through our retained earnings.

Other Risks Related to Our Business

We face strong competition from financial services companies and other companies that offer commercial banking services, which could harm our business.

Our operations consist of offering commercial banking services to generate both interest and noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than we can. If we are unable to offer competitive products and services, our business may be negatively affected. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions or are not subject to increased supervisory oversight arising from regulatory examinations. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services and they may be subject to lower regulatory costs.

New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our business, results of operations and financial condition.

Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage loan customers and expand our sales market for such loans, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

Our modest size makes it more difficult for us to compete.

Our modest size makes it more difficult for us to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. As a smaller institution, we are also disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

We focus on marketing our services to a limited segment of the population and any adverse change impacting such segment is likely to have an adverse impact on us.

Our marketing focuses primarily on the banking needs of small- and medium-sized businesses, professionals and residents in the Korean-American communities that we serve. This demographic concentration makes us more prone to circumstances that particularly affect this segment of the population. As a result, our financial condition and results of operations are subject to changes in the economic conditions affecting these communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these communities.

Although our customers’ business and financial interests may extend well beyond these communities, adverse economic conditions that affect these communities could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify our credit risks across multiple markets.

Adverse conditions in Asia and elsewhere could adversely affect our business.

Although we believe we have minimal exposure to customers that have direct economic ties to South Korea and other countries in Asia, we are still likely to feel the effects of adverse economic and political conditions in South Korea and Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in South Korea and other regions. U.S. and global economic policies, military tensions in North Korea, and unfavorable global economic conditions may adversely impact the South Korean and other Asian economies. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. A significant deterioration of economic conditions in Asia could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with, or loans made to, such entities. Adverse economic conditions in Asia, and in South Korea in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

Liabilities from environmental regulations could materially and adversely affect our business and financial condition.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, we may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters (including fires and earthquakes), acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, our primary market areas in California are subject to earthquakes and fires. Operations in our market areas could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. While we have not experienced such event to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Risks Related to Our Reputation and Operations

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our common stock.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber security breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers, any of which may result in a material adverse impact on our financial condition, results of operations or the market price of our common stock.

We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients.

In addition, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these types of attacks have had a material effect on our business or operations. However, no assurances can be provided that we may not suffer from such an attack in the future that may cause us material harm. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm to us.

Although we regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security breaches, including firewalls and penetration testing, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals intent on committing cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a data security breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience financial, operational, or technological difficulties or terminate their services and we are unable to replace them with other suitable service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

Confidential customer information transmitted through our online banking service is vulnerable to security breaches and computer viruses, which could expose us to litigation and adversely affect our reputation and ability to generate deposits.

We provide our customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits.

We depend on the accuracy and completeness of information provided by customers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of such customers and counterparties, including financial statements and other financial information. Some of the information regarding customers provided to us is also used in our proprietary credit decision and scoring models, which we use to determine whether to do business with customers and the risk profiles of such customers which are subsequently utilized by counterparties who lend us capital to fund our operations. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. While we have a practice of seeking to independently verify some of the customer information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, not all customer information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our originations or from service providers we engage to assist in the approval process. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

Credit and other information that we receive from third parties about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause us to inaccurately price loans.

We obtain borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assign loan grades to loan requests based on our credit decisions that takes into account reported credit score, other information reported by the consumer reporting agencies and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete, fraudulent or inaccurate consumer reporting data, and we do not independently verify the information obtained from the borrower’s credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:

•	become delinquent in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt;

•	lost his or her job or other sources of income; or

•	sustained other adverse financial events.

If borrowers default on loans that are not priced correctly, our reputation may be harmed and we may suffer other adverse effects.

We are subject to customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee tampering or manipulation of those systems will result in losses that are difficult to detect. Employee errors could also subject us to financial claims for negligence.

Finance and Accounting Risks

Our accounting estimates and risk management processes rely on analytical and forecasting models.

Processes that management uses to estimate our probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

If the models that management uses for interest rate risk and asset liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the allowance for loan losses may not be sufficient to support future charge offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

The value of our net deferred asset was reduced as a result of the recently enacted federal tax legislation, and we cannot assure that it will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduces the federal corporate tax rate to 21% from 35%, effective January 1, 2018. U.S. generally accepted accounting principles requires companies to revalue certain tax-related assets as of the date of enactment of the new legislation with resulting tax effects accounted for in the reporting period of enactment. As a result, we performed an analysis to determine the impact of the revaluation of our net deferred tax asset. The value of our deferred tax asset was reduced by $1.3 million and such amount was recorded as a tax expense for the year ended December 31, 2017.

We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under U.S. generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

Changes in accounting standards could materially impact our financial statements.

From time to time, the FASB or the Securities and Exchange Commission, or SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. Restating or revising our financial statements may result in reputational harm or may have other adverse effects on us.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming subject to the Securities Exchange Act of 1934, or the Exchange Act, after completion of this offering, we will be required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. Although we are currently an emerging growth company and have elected additional transitional relief available to emerging growth companies, if we are unable to continue to qualify as an emerging growth company in the future, then our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting, beginning as of that second annual report.

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, then: investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Board of Governors of the Federal Reserve System, the FDIC, the DBO or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

As a result of our initial public offering in March 2018, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy statements with the SEC. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. We anticipate that these costs will materially increase our general and administrative expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, results of operations and financial condition.

Legislative and Regulatory Risks

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the DBO and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

We are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current and recent economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder affect large and small financial institutions, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things: imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; and permanently raised the current standard deposit insurance limit to $250,000 and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, home mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Bank. Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

President Trump recently signed the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Economic Growth Act also includes regulatory relief for certain institutions, whereby among other things, it simplifies capital calculations by requiring regulators to adopt a threshold for a community bank leverage ratio of between 8% to 10%, institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be well-capitalized, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile, and exempts community banks from Section 13 of the Bank Holding Company Act if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets, from the Volcker Rule restrictions on trading with their own capital.  Additionally, the Economic Growth Act seeks to permit formation and expansion of small bank holding companies by extending supervisory treatment under the Federal Reserve Board’s Small Bank Holding Company Policy Statement to bank holding companies with pro forma consolidated assets below the $3 billion threshold. It also permits qualifying depository institutions with under $3 billion in total assets to benefit from an extended 18-month examination schedule.  The Economic Growth Act also adds certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database.

New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied

Certain aspects of current or proposed regulatory or legislative changes, including to laws applicable to the financial industry and further changes to the U.S. corporate tax code, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply, and could have a material adverse effect on our business, financial condition and results of operations. In addition, any proposed legislative or regulatory changes, including those that could benefit our business, financial condition and results of operations, may not occur on the timeframe that is proposed, or at all, which could result in additional uncertainty for our business.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC, and the DBO periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The federal government is increasingly seeking significant monetary damages and penalties against mortgage lenders and servicers under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and the False Claims Act (“FCA”) for making false statements and seeking reimbursement for ineligible costs and expenses.

The federal government has initiated a number of actions against mortgage lenders and servicers alleging violations of FIRREA and the FCA. Some of the actions against lenders allege that the lenders sold defective loans to Fannie Mae and Freddie Mac, while representing that the loans complied with the government-sponsored enterprise’s underwriting guidelines. The federal government has also brought actions against lenders asserting that they submitted claims for loans insured by the Fair Housing Administration, or FHA, that the lender falsely certified to U.S. Department of Housing and Urban Development met FHA underwriting requirements that resulted in FHA paying out millions of dollars in insurance claims to cover the defaulted loans. Other allegations involve the Home Affordable Modification Program (“HAMP”), which is a federal program established to help eligible homeowners impacted by financial hardship by offering them loan modifications on their mortgages. HAMP requires participating mortgage servicers to file annual certifications that they have been truthful and accurate in their HAMP-related activities, including reports they submitted to the government in which they acknowledged that providing false or fraudulent information may violate the FCA. Actions have also been filed against certain banks alleging they improperly denied borrowers access to HAMP services, and submitted fraudulent certifications and accepted financial incentives for HAMP participation. Because these actions carry the possibility for treble damages, many have resulted in settlements totaling in the hundreds of millions of dollars, as well as required lenders and servicers to make significant changes in their practices.

We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The U.S. Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in mortgages that have interest rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgages, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a home mortgage, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgages are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act (“ECOA”), prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the U.S. Department of Justice and the CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals). These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. The U.S. Supreme Court recently confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Fair Housing Act and ECOA in the context of mortgage lending and servicing. To extent that the “disparate impact” theory continues to apply, we will be faced with significant administrative burdens in attempting to comply, and potential liability for failures to comply.

In addition to reputational harm, violations of the ECOA and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the bank holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be incurred by us to make a required capital injection to Open Bank becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees.

During the second quarter of 2016, the Federal Reserve and the FDIC, along with other U.S. regulatory agencies, jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees once the Bank has assets exceed $1 billion. Depending on the nature and application of the final rules, we may not be able to compete successfully with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our clients may be impaired and our business, financial condition and results of operations could be adversely affected, perhaps materially.

Risks Related to Our Common Stock

The trading volume in our common stock is less than that of other larger financial services companies.

Although our common stock is listed for trading on the Nasdaq Global Market its trading volume is generally less than that of other, larger financial services companies, and investors are not assured that a liquid market will exist at any given time for our common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace at any given time of willing buyers and sellers of our common stock. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

The trading price of our common stock could be volatile.

The market price of our common stock following this offering may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry generally;

•	perceptions in the marketplace regarding us and/or our competitors;

•	fluctuations in the stock price and operating results of our competitors;

•	domestic and international economic factors unrelated to our performance;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry.

•	new technology used, or services offered, by competitors; and

•	changes in government regulations.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

If equity research analysts do not publish research or reports about our business, or if they do publish such reports but issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock could be affected by whether equity research analysts publish research or reports about us and our business. We cannot predict at this time whether any research analysts will publish research and reports on us and our common stock. If one or more equity analysts do cover us and our common stock and publish research reports about us, the price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

If any of the analysts who elect to cover us downgrades our stock, our stock price could decline rapidly. If any of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

Our recent dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

We most recently announced that our board of directors plan to declare quarterly cash dividends in 2019 most recently declared cash dividends.  However, we have no obligation to continue doing so and may change our dividend policy at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends, as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends paid to holders of our common stock.

We are a separate and distinct legal entity from our subsidiary, the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Such limits are also tied to the earnings of our subsidiary. If the Bank does not receive regulatory approval or if the Bank’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

As a bank holding company, we are subject to regulation by the Federal Reserve. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on our debt obligations. If required payments on our debt obligations are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

The Basel III capital rules also introduced a new capital conservation buffer on top of the minimum risk-based capital ratios. Failure to maintain a capital conservation buffer above certain levels will result in restrictions on the Bank’s ability to make dividend payments, redemptions or other capital distributions. These requirements, and any other new regulations or capital distribution constraints, could adversely affect the ability of the Bank to pay dividends to the Company and, in turn, affect our ability to pay dividends on our common stock.

We have limited the circumstances in which our directors will be liable for monetary damages.

We have included in our articles of incorporation a provision to eliminate the liability of directors for monetary damages to the maximum extent permitted by California law. The effect of this provision will be to reduce the situations in which we or our shareholders will be able to seek monetary damages from our directors. Our bylaws also have a provision providing for indemnification of our directors and executive officers and advancement of litigation expenses to the fullest extent permitted or required by California law, including circumstances in which indemnification is otherwise discretionary. Also, we have entered into agreements with our officers and directors in which we similarly agreed to provide indemnification that is otherwise discretionary. Such indemnification may be available for liabilities arising in connection with this offering.

Future equity issuances could result in dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock, up to the 50 million shares of voting common stock and 10 million shares of preferred stock authorized in our articles of incorporation (subject to Nasdaq shareholder approval rules), which in each case could be increased by a vote of a majority of our shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance could have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Although there are currently no shares of our preferred stock issued and outstanding, our articles of incorporation authorize us to issue up to 10 million shares of one or more series of preferred stock. Our board of directors also has the power, without shareholder approval (subject to Nasdaq shareholder approval rules), to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our shareholders (subject to Nasdaq shareholder approval rules) may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

Provisions in our charter documents and California law may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Provisions of our charter documents and the California General Corporation Law, or the CGCL, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Moreover, the combination of these provisions effectively inhibits certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as described in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. We cannot predict if investors will find our common stock less attractive because of our reliance on certain of these exemptions. If some investors find our common stock less attractive as a result, then there may be a less active trading market for our common stock, our stock price may be more volatile and the price of our common stock may decline.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Corporate Offices

Our corporate offices are located at 1000 Wilshire Blvd., Los Angeles, California, 90017 on the fifth floor of a twenty-two story Class-A type office building. Our corporate office space consists of 15,239 square feet and is subject to a lease which expires in December 2024. The current monthly rent for the fifth floor, is $29,444 and is subject to 3% annual increases until the lease expires. We have one five-year option to extend the term of the lease.

Branch Offices

Office	Location
Wilshire Office	1000 Wilshire Blvd., Los Angeles, CA 90017
Fashion District Office	747 East 10th Street, 3rd Floor Los Angeles, CA 90021
Aroma Office	3680 Wilshire Blvd. Los Angeles, CA 90010
Olympic Office	3030 West Olympic Blvd. Los Angeles, CA 90006
Western Office	550 South Western Avenue Los Angeles, CA 90020
Gardena Office	15435 South Western Avenue Gardena, CA 90249
Buena Park Office	5141 Beach Blvd. Buena Park, CA 90621
Santa Clara Office Carrollton Office (*)	2998 East El Camino Real Santa Clara, CA 95051 2540 Old Denton Road Carrollton, TX 75006

*We anticipate the Carrollton Office to initiate operations in the second quarter of 2019.

Wilshire Office. The Wilshire Office is located on the first floor at 1000 Wilshire Blvd, Los Angeles, California, where our corporate offices are also located. The branch consists of 11,115 square feet and is subject to a lease dated December 2013, which expires in December 2024. The current monthly rent is $21,476 and is subject to 3% annual increases until the lease expires. We have one five-year option to extend the term of the lease.

Fashion District Office. In July 2012, we leased approximately 2,189 square feet on the third floor in a four-story multi-tenant multi-use stand-alone building. The initial five-year lease expired in July 2017 and we renewed for another five years at a monthly rent of $5,144.

Aroma Office. In June 2013, we leased approximately 2,734 square feet on the ground floor in a five-story multi-tenant multi-use stand-alone building located in Koreatown, Los Angeles, California. The current monthly rent is $8,166 and is subject to annual increases equal to the Consumer Price Index (CPI), not to exceed 3% until the lease expires in June 2023. We have reserved the right to extend the term of the lease for two additional periods of five years.

Olympic Office. In April 2014, we leased approximately 3,800 square feet in a one-story shopping strip building. The current monthly rent is $9,500 plus common area maintenance charges until the end of 2019, and is subject to annual CPI adjustments thereafter until the lease expires in March 2024. We have reserved the right to extend the term of the lease for two additional periods of five years.

Western Office. In June 2015, we leased approximately a 12,450 square feet building. The current monthly rent is $43,600 and is subject to annual increases until the lease expires in May 2025. We have reserved the right to extend the term of the lease for two additional periods of five years. The branch utilizes approximately 4,000 square feet and the remaining space, including the common area, is being used by three other departments.

Gardena Office. In September 2012, we leased approximately 1,520 square feet on the first floor in a two-story multi-tenant multi-use stand-alone building. The current monthly rent payment is $3,914 for the remaining lease expires in 2022. We have reserved the right to extend the term of the lease for one additional period of five years.

Buena Park Office. In March 2013, we leased approximately 3,047 square feet in a newly built class A shopping strip building. The current monthly rent is $11,077 and is subject to annual increases based on the CPI until the lease expires in March 2023. We have reserved the right to extend the term of the lease for two additional periods of five years.

Santa Clara Office. In August 2017, we leased approximately 2,678 square feet in a building. The current monthly rent is $9,597 and is fixed until August 2020 and is subject to annual increases of 3% thereafter until the lease expires in August 2027. We have reserved the right to extend the term of the lease for two additional periods of five years.

Carrollton Office. In September 2018, we leased approximately 5,532 square feet in a commercial shopping center. The monthly rent is fixed at $16,135 beginning April 2019 until April 2024 and is subject to an increase to $18,440 thereafter for the next five years until the lease expires in April 2029. We have reserved the right to extend the term of the lease for two additional periods of five years. We anticipate the branch to initiate operations in the second quarter of 2019.

Loan Production Offices

We maintain loan production offices in Atlanta, Georgia, Aurora, Colorado, Dallas, Texas and Lynnwood and Seattle, Washington.

Item 3. Legal Proceedings.

In the normal course of business, we are subject to legal proceedings or claims. There are currently no legal claims filed against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol “OPBK.”

Prior to March 31, 2018, our common stock traded on the OTCQB Market.

The following table sets forth the quarterly range of high and low closing prices of our common stock. The quarters ending before March 31, 2018 reflect prices quoted on the OTCQB Market.

Quarters Ending	High	Low
December 31, 2018	$12.10	$8.07
September 30, 2018	$14.10	$10.12
June 30, 2018	$13.08	$11.54
March 31, 2018	$13.05	$9.78
December 31, 2017	$9.95	$9.11
September 30, 2017	$9.30	$7.75
June 30, 2017	$7.90	$7.30
March 31, 2017	$7.70	$6.95

Holders

On March 15, 2019, we had approximately 840 record holders of our common stock.

Dividends

The Company paid no cash dividends during 2018 or 2017. In 2019, we announced a quarterly cash dividend at $0.05 per share ($0.20 per share on an annualized basis and an annual yield of approximately 2.3% based on a common share price of $8.87 per share at December 31, 2018). We believe that the proposed level of dividends is reasonable based on our review of our overall risk profile, and an evaluation of our current and anticipated capital, asset quality, earnings, liquidity and sensitivity position. However, the amount of dividends to be paid will be subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 25, 2019, the Company announced that the board of directors approved a stock repurchase program that authorizes the Company to repurchase up to 400,000 shares of its common stock in open market. The Company may purchase share in open market transactions, through block trades, in privately negotiated transactions, or by other trading plans as determined by the Company’s management. The repurchase program may be suspended, terminated, or modified at any time. The time of purchases and amount of share repurchase may be affected by variety factors including market conditions, price, trading volume and regulatory requirements. The Company has repurchased 258,885 shares as of March 15, 2019.

Item 6. Selected Financial Data.

The following table presents selected financial and other data for each of the years in the three-year period ended December 31, 2018. The information should be read in conjunction with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our consolidated financial statements and the related notes included elsewhere in this report.

	As of or for the year ended December 31,
	2018	2017	2016
	(dollars in thousands, except per share data)
Income Statement Data:
Interest income	$50,068	$40,283	$31,701
Interest expense	9,111	4,573	3,371
Net interest income	40,957	35,710	28,330
Provision for loan losses	1,267	1,311	1,682
Non-interest income	9,329	8,986	9,007
Non-interest expense	29,562	26,257	23,334
Income before taxes	19,457	17,128	12,320
Provision for income taxes	5,204	7,892	4,895
Net income	14,253	9,236	7,425
Per Share Data:
Basic income per share	$0.92	$0.68	$0.55
Diluted income per share	$0.89	$0.66	$0.53
Book value per share (at period end)	$8.18	$6.94	$6.30
Shares of common stock outstanding	15,860,306	13,190,527	12,896,548
Weighted average diluted shares	15,551,063	13,485,791	13,158,155
Balance Sheet Data:
Loans held for investment	$875,059	$748,024	$674,227
Loans held for sale	752	15,739	1,646
Allowance for loan losses	9,636	9,139	7,910
Total assets	1,044,186	900,999	761,250
Deposits	905,176	773,306	661,784
Shareholders’ equity	129,787	91,480	81,284
Performance Ratios:
Return on average assets	1.49%	1.13%	1.08%
Return on average equity	12.27	10.63	9.69
Yield on total loans	5.76	5.48	5.20
Yield on average earning assets	5.49	5.20	4.85
Cost of average interest bearing liabilities	1.59	0.97	0.83
Cost of deposits	1.09	0.62	0.56
Net interest margin	4.49	4.61	4.34
Efficiency ratio (1)	58.79	58.74	62.50
Asset Quality Data (at Period End):
Net charge-offs to average loans held for investment	0.09%	0.01%	0.03%
Nonperforming assets to loans held for investment plus OREO	0.22	0.14	0.09
ALL to nonperforming loans	503.45	881.29	1,373.26
ALL to loans held for investment	1.10	1.22	1.17
Balance Sheet and Capital Ratios:
Loans held for investment to deposits	96.67%	96.73%	101.88%
Noninterest bearing deposits to deposits	31.50	37.43	37.38
Average equity to average total assets	12.11	10.59	11.18
Leverage ratio	12.88	10.46	10.89
Common equity tier 1 ratio	15.13	12.26	12.20
Tier 1 risk-based capital ratio	15.13	12.26	12.20
Total risk-based capital ratio	16.26	13.49	13.40

(1) Represents non-interest expense divided by the sum of net interest income plus non-interest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2018, 2017 and 2016. This discussion should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward looking statements.

Overview

We are a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank, our banking subsidiary. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American community.

Our results of operations depend primarily on our net interest income. We drive our income from interest received on our loan portfolio, and fee income we receive in connection with our deposits and the sale and service of SBA loans. Our major operating expenses are the interest we pay on deposits, the salaries and related benefits we pay our management and staff and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate seven branches in Los Angeles County and Orange County, one branch in Santa Clara County, and we anticipate opening a branch in Carrollton, Texas in the second quarter of 2019. We have five loan production offices in Atlanta, Georgia, Aurora, Colorado, Dallas, Texas, and Lynnwood and Seattle, Washington.

As of December 31, 2018, we had total assets of $1.04 billion, gross loans of $875.1 million, total deposits of $905.2 million, and total consolidated shareholders’ equity of $129.8 million. For the years ended December 31, 2018, 2017 and 2016, we recorded net income of $14.3 million, $9.2 million, and $7.4 million, respectively.

The following significant items are of note for the year ended December 31, 2018:

•	Net income totaled $14.3 million or $0.89 per diluted common share for the 2018, up from $9.2 million or $0.66 for 2017
•	Net interest income increased to $41.0 million, up 14.7% from $35.7 million for 2017
•	Total assets of $1.04 billion, a 15.9% increase over 2018
•	Net loans receivable of $865.4 million, a 17.1% increase over 2018
•	Total deposits of $905.2 million, a 17.1% increase over 2018
•	Shareholders’ equity of $129.8 million, a 41.9% increase over 2018

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in the “Notes to Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies.”

Allowance for Loan Losses

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

The allowance for loan losses is maintained at a level that management believes is appropriate to provide for known and inherent incurred loan losses as of the date of the consolidated balance sheet and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are determined on an individual loan basis.

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

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable date. See Note 13 of our consolidated financial statements as of December 31, 2018, included elsewhere in this report, for a complete discussion of fair value of financial assets and liabilities and their related measurement practices.

Stock-Based Compensation

We grant stock options to purchase our common stock and restricted stock to our employees and directors under the 2010 Equity Incentive Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of accounting guidance related to share based payments. Our results of operations for the calendar years ended December 31, 2018, 2017 and 2016 were impacted by the recognition of non-cash expense related to the fair value of our share based compensation awards.

The determination of fair value of stock-based payment awards on the date of grant using the Black Scholes model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Current accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. See Note 8 of our consolidated financial statements as of December 31, 2018, included elsewhere in this report, for additional information. A valuation allowance for deferred tax assets may be required in the future if the amounts of taxes recoverable through loss carry backs decline, if we project lower levels of future taxable income, or we project lower levels of tax planning strategies. Such valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

Net Income

We reported net income for the year ended December 31, 2018 of $14.3 million compared to net income of $9.2 million for the year ended December 31, 2017. The increase was due to a $5.2 million increase in net interest income and a $343,000 increase in noninterest income, offset by a $3.3 million increase in noninterest expense and a $2.7 million increase in provision for income taxes.

	Years Ended December 31,		Increase
	2018	2017	Amount	%
Interest income	$50,068	$40,283	$9,785	24.3%
Interest expense	9,111	4,573	4,538	99.2%
Net interest income	40,957	35,710	5,247	14.7%
Provision for loan losses	1,267	1,311	(44)	(3.4)%
Non-interest income	9,329	8,986	343	3.8%
Non-interest expense	29,562	26,257	3,305	12.6%
Income before taxes	19,457	17,128	2,329	13.6%
Provision for income taxes	5,204	7,892	(2,688)	(34.1)%
Net income	$14,253	$9,236	$5,017	54.3%

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

	Year Ended December 31,
	2018			2017
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$33,110	$975	2.95%	$22,926	$495	2.16%
Securities available for sale	44,046	985	2.24	37,620	676	1.80
Total investments	77,156	1,960	2.54	60,546	1,171	1.93
Real estate	472,062	24,784	5.25	384,462	18,721	4.87
SBA	140,381	11,404	8.12	123,822	9,430	7.62
C & I	104,706	5,862	5.60	98,455	5,346	5.43
Home Mortgage	114,630	5,864	5.12	103,191	5,344	5.18
Consumer	3,358	194	5.78	4,385	271	6.18
Loans (2)	835,137	48,108	5.76	714,315	39,112	5.48
Total earning assets	912,293	50,068	5.49	774,861	40,283	5.20
Noninterest-earning assets	47,260			45,499
Total assets	$959,553			$820,360

Interest-bearing liabilities:
NOW and savings deposits	$6,080	15	0.25%	$6,137	15	0.24%
Money market deposits	253,809	3,508	1.38	258,019	2,344	0.91
Time deposits	304,407	5,441	1.79	196,831	2,111	1.07
Total interest-bearing deposits	564,296	8,964	1.59	460,987	4,470	0.97
Borrowings	8,736	147	1.67	9,302	103	1.11
Total interest-bearing liabilities	573,032	9,111	1.59	470,289	4,573	0.97
Noninterest-bearing liabilities:
Noninterest-bearing deposits	260,697			256,267
Other noninterest-bearing liabilities	9,622			6,895
Total noninterest-bearing liabilities	270,319			263,162
Shareholders’ equity	116,202			86,909
Total liabilities and shareholders’ equity	$959,553			$820,360
Net interest income / interest rate spreads		$40,957	3.90%		$35,710	4.23%
Net interest margin			4.49%			4.61%
Cost of deposits			1.09%			0.62%
Cost of funds			1.09%			0.63%

(1) Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank (“PCBB”) stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.

(2) Average loan balances include non-accrual loans and loans held for sale.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables set forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volume and rate has been allocated to volume.

	Year Ended December 31,
	2018 over 2017
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$263	$217	$480
Securities available for sale	127	182	309
Total investments	390	399	789
Real estate	4,516	1,547	6,063
SBA	1,324	650	1,974
C & I	346	170	516
Home Mortgage	583	(63)	520
Consumer	(60)	(17)	(77)
Loans	6,709	2,287	8,996
Total earning assets	7,099	2,686	9,785
NOW and savings deposits	—	—	—
Money market deposits	(39)	1,203	1,164
Time deposits	1,492	1,838	3,330
Total interest-bearing deposits	1,453	3,041	4,494
Borrowings	(6)	50	44
Total interest-bearing liabilities	1,447	3,091	4,538
Net interest income	5,652	(405)	5,247

Net interest income for the year ended December 31, 2018 was $41.0 million compared to $35.7 million for the year ended December 31, 2017, an increase of $5.2 million, or 14.7%. This increase was primarily due to an 17.7% increase in the average balance of interest-earning assets, coupled with a 29 basis point improvement in the average yield on interest-earning assets, offset by a 62 basis point increase in the average rate paid on interest-bearing liabilities. The increase in the average balance of interest-earning assets was primarily due to an increase in average loans outstanding. The Company have used a portion of the proceeds received from the initial public offering to fund loans. The increase in the average yield on interest-earning assets was primarily due to cumulative market rate increases by the Federal Reserve of 100 basis points through four rate increases in each of December 2017, March 2018, June 2018 and September 2018.

Total interest income was $50.1 million in 2018 compared to $40.3 million in 2017, an increase of $9.8 million, or 24.3%. This increase was primarily due to an increase in interest earned on our loan portfolio. Interest and fees on loans was $48.1 million in 2018 compared to $39.1 million in 2017, an increase of $9.0 million, or 23.0%. This increase in interest income on loans was primarily due to a 16.9% increase in the average balance of loans outstanding and a 28 basis point improvement in the average yield on loans.

Interest income on total investments was $2.0 million in 2018 compared to $1.2 million in 2017. Interest income on the securities portfolio increased $309,000, or 45.6%, to $984,000 in 2018 compared to $676.000 in 2017. The increase in interest income on the securities portfolio was primarily due to a 17.1% increase in the average balance of securities available for sale and a 44 basis point increase in the average yield on the securities portfolio. Interest income on federal funds sold and other investments increased $480,000, or 97.0%, to $975,000 in 2018 from $495,000 in 2017, due to a 37.7% increase in the average balance of federal funds sold and a 89 basis point increase in the average yield on federal fund sold. CRA qualified mutual fund was reclassified to other investment following the adoption of ASU 2016-01 effective January 2018.

Total interest expense was $9.1 million in 2018 compared to $4.6 million in 2017, an increase of $4.5 million, or 99.2%. The increase was primarily due to increases in interest expense on deposits. Interest expense on deposits was $9.0 million in 2018 compared to $4.5 million in 2017, an increase of $4.5 million, or 99.2%. This increase was primarily due to a 22.4% increase in the average balance of interest-bearing deposits, coupled with a 62 basis point increase in the average interest rate paid.

Net interest margins for the years ended December 31, 2018 and 2017 were 4.49% and 4.61%, respectively.

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

The provision for loan losses was $1.27 million for the year ended December 31, 2018 compared to $1.31 million for the year ended December 31, 2017. The overall loss factors used in the year of 2018 were lower than those for the year of 2017 but this was offset by growth in the loan portfolio, but the required reserve for loan losses as a percentage of gross loans decreased for 2018 compared to 2017. Our gross loans were $875.1 million at 2018 compared to $748.0 million at 2017, an increase of $127.0 million, or 17.0%.

The allowance for loan losses as a percentage of loans held for investment was 1.10% at December 31, 2018 and 1.22% at December 31, 2017.

Noninterest Income

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

Noninterest income for the year ended December 31, 2018 was $9.3 million, an increase of $343,000, or 3.8%, compared to $9.0 million for the year ended December 31, 2017.

The following table sets forth the various components of our noninterest income for the years ended December 31, 2018 and 2017:

	Year Ended December 31
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$1,916	$1,656	$260
Loan servicing fees, net of amortization	1,078	1,127	(49)
Gain on sale of loans	4,880	4,939	(59)
Other income and fees	1,455	1,264	191
Total noninterest income	$9,329	$8,986	$343

Total gain on sale of loans was $4.9 million in the year ended December 31, 2018 and 2017.

Gain on sale of SBA loans totaled $4.8 million in the year ended December 31, 2018 and 2017. We sold $85.7 million in SBA loans with an average premium of 7.19% in the year ended December 31, 2018 compared to the sale of $66.2 million in SBA loans with an average premium of 9.30% in the same period of 2017. The significant decrease in average premium rates on SBA loans sold in the secondary market was primarily due to accelerated prepayments of SBA loans as more borrowers are refinancing SBA loans to conventional loans with lower interest rates, which in turn shortens investors’ term and reducing investment value. Other loans sold by us during both periods were immaterial.

Loan servicing income, net of amortization decreased by $49,000 to $1.1 million in 2018 compared to $1.1 million in 2017. The decrease in loan servicing income was due, in part, to a $106,000 increase in servicing asset amortization expense, offset by a $57,000 increase in servicing fees. Our total SBA loan servicing portfolio was $328.5 million as of December 31, 2018 compared to $309.3 million as of December 31, 2017. The increase in the servicing portfolio reflects the sales of SBA loans in 2017.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

Noninterest expense for the year ended December 31, 2018 was $29.6 million compared to $26.3 million for the year ended December 31, 2017, an increase of $3.3 million, or 12.6%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2018 and 2017:

	Year Ended December 31
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$18,195	$16,474	$1,721
Occupancy and equipment	4,111	3,918	193
Data processing and communication	1,231	1,323	(92)
Professional fees	921	589	332
FDIC insurance and regulatory assessments	405	377	28
Promotion and advertising	814	631	183
Directors' fees and stock-based compensation	851	796	55
Foundation donation and other contributions	1,441	954	487
Other expenses	1,593	1,195	398
Total noninterest expense	29,562	26,257	3,305

Salaries and employee benefits expense for the year ended December 31, 2018 was $18.2 million compared to $16.5 million for the year ended December 31, 2017, an increase of $1.7 million, or 10.5%. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, increased bonus and incentives and increased benefits costs. The average number of full-time equivalent employees was 143.1 in 2018 compared to 130.4 in 2017.

Occupancy and equipment expense for 2018 was $4.1 million compared to $3.9 million for 2017, an increase of $193,000, or 4.9%. This increase was primarily due to the opening of our new branch in Santa Clara, California, which opened in the second quarter of 2018, and the annual increase of rent under our other offices leases.

Data processing and communication expense for 2018 was $1.2 million compared to $1.3 million for 2017, an increase of $92,000, or 7.0%. This decrease was primarily due a favorable terms and conditions received from the renegotiated contract with our core processing system in 2018.

Professional fees for 2018 were $921,000 compared to $589,000 for 2017, an increase of $332,000, or 56.3%. The increase was due to an increase in legal fees and other professional services related to the completion of the Company’s initial public offering of common stock in 2018.

FDIC insurance and regulatory assessment expense for 2018 was $405,000 compared to $377,000 for 2017, an increase of $28,000 or 7.4%. This increase was primarily due to an increase in our FDIC insurance and DBO regulatory assessment as the size of our assets continued to grow.

Promotion and advertising expense for 2018 was $814,000 compared to $631,000 for 2017, an increase of $55,000 or 6.9%. The increase was primarily due to an increase in advertising expense related to our initial public offering and creation of a TV commercial.

Directors’ fees and expenses for 2018 were $851,000 compared to $796,000 for 2017, an increase of $5,000 or 6.9%. Directors’ fees and expenses include a monthly retainer fee, reimbursement for travel and other expenses, and stock-based expenses relating to equity awards granted in prior years under our equity plans to our directors. Directors’ fees and expenses (not including stock-based expenses) for 2018 was $420,000 compared to $365,000 in 2017, an increase of $55,000, or 15.1%. The increase was due to an annual base increase in directors’ monthly retainer fees in 2018. Directors’ stock-based expenses for 2018 and 2017 were $431,000.

Our aggregate donations to the Foundation and other charitable and community contributions for 2018 were $1.4 million compared to $954,000 for 2017, an increase of $487,000, or 51.0%. The increase was due to increased donation accruals for Open Stewardship Foundation, which is directly proportionate to the growth in our after tax income. On an annual basis, we donate 10% of our consolidated net income after taxes to the Foundation.

Other expenses for 2018 were $1.6 million compared to $1.2 million in 2017, an increase of $398,000, or 33.3%. The increase was primarily due to increased operating expenses and loan related credit expense.

Income Tax Expense

Income tax expense was $5.2 million in 2018 compared to $7.9 million in 2017. The significant decrease in the effective tax rate was primarily attributable to the enactment the Tax Cuts and Jobs Act. Effective tax rates were 26.8% and 46.1% in 2018 and 2017, respectively.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduces the federal corporate tax rate to 21% from 34%, effective January 1, 2018. U.S. generally accepted accounting principles require companies to revalue certain tax-related assets as of the date of enactment of the new legislation with resulting tax effects accounted for in the reporting period of enactment. As a result, we performed an analysis to determine the impact of the revaluation of the net deferred tax asset. The value of the deferred tax asset was reduced by $1.3 million, and recorded as tax expense for the year ended December 31, 2017.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles leading to timing differences between our actual tax liability, and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of our tax expense or benefit, which accumulates on our books as a deferred tax asset or deferred tax liability until such time as they reverse.

Realization of deferred tax assets is primarily dependent upon us generating sufficient future taxable income to obtain benefit from the reversal of net deductible temporary differences and the utilization of tax credit carry forwards and the net operating loss carry forwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

We had net deferred tax assets of $3.7 million and $3.4 million at December 31, 2018, and December 31, 2017, respectively.

After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets at December 31, 2018 and December 31, 2017 will be fully realized in future years.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

Net Income

We reported net income for the year ended December 31, 2017 of $9.2 million compared to net income of $7.4 million for the year ended December 31, 2016. The increase was due to a $7.4 million increase in net interest income and a $371,000 decrease in provision for loan losses, offset by a $2.9 million increase in noninterest expense and a $3.0 million increase in provision for income taxes, which included a revaluation of deferred tax assets of $1.3 million.

	Years Ended December 31,		Increase
	2017	2016	Amount	%
Interest income	$40,283	$31,701	$8,582	27.1%
Interest expense	4,573	3,371	1,202	35.7%
Net interest income	35,710	28,330	7,380	26.1%
Provision for loan losses	1,311	1,682	(371)	(22.1)%
Non-interest income	8,986	9,007	(21)	(0.2)%
Non-interest expense	26,257	23,334	2,923	12.5%
Income before taxes	17,128	12,320	4,808	39.0%
Provision for income taxes	7,892	4,895	2,998	61.3%
Net income	$9,236	$7,425	$1,811	24.4%

Net Interest Income

The following table presents, for the periods indicated, information about our: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Year Ended December 31,
	2017			2016
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$22,926	$495	2.16%	$26,213	$507	1.93%
Securities available for sale	37,620	676	1.80	40,159	664	1.65
Total investments	60,546	1,171	1.93	66,372	1,171	1.76
Real estate	384,462	18,721	4.87	315,244	14,046	4.46
SBA	123,822	9,430	7.62	103,313	7,414	7.18
C & I	98,455	5,346	5.43	73,803	3,845	5.21
Home Mortgage	103,191	5,344	5.18	88,282	4,694	5.32
Consumer	4,385	271	6.18	5,986	531	8.87
Loans (2)	714,315	39,112	5.48	586,628	30,530	5.20
Total earning assets	774,861	40,283	5.20	653,000	31,701	4.85
Noninterest-earning assets	45,499			32,617
Total assets	$820,360			$685,617

Interest-bearing liabilities:
NOW and savings deposits	$6,137	15	0.24%	$4,058	10	0.25%
Money market deposits	258,019	2,344	0.91	202,737	1,736	0.86
Time deposits	196,831	2,111	1.07	181,191	1,540	0.85
Total interest-bearing deposits	460,987	4,470	0.97	387,986	3,286	0.85
Borrowings	9,302	103	1.11	16,986	85	0.50
Total interest-bearing liabilities	470,289	4,573	0.97	404,972	3,371	0.83
Noninterest-bearing liabilities:
Noninterest-bearing deposits	256,267			198,413
Other noninterest-bearing liabilities	6,895			5,585
Total noninterest-bearing liabilities	263,162			203,998
Shareholders’ equity	86,909			76,647
Total liabilities and shareholders’ equity	$820,360			$685,617
Net interest income / interest rate spreads		$35,710	4.23%		$28,330	4.02%
Net interest margin			4.61%			4.34%
Cost of deposits			0.62%			0.56%
Cost of funds			0.63%			0.56%

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

	Year Ended December 31,
	2017 over 2016
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$(68)	$56	$(12)
Securities available for sale	(47)	59	12
Total investments	(115)	115	—
Real estate	3,295	1,380	4,675
SBA	1,540	476	2,016
C & I	1,333	168	1,501
Home Mortgage	776	(126)	650
Consumer	(122)	(138)	(260)
Loans	6,822	1,760	8,582
Total earning assets	6,707	1,875	8,582
NOW and savings deposits	5	—	5
Money market deposits	501	107	608
Time deposits	143	428	571
Total interest-bearing deposits	649	535	1,184
Borrowings	(51)	69	18
Total interest-bearing liabilities	598	604	1,202
Net interest income	6,109	1,271	7,380

Net interest income for the year ended December 31, 2017 was $35.7 million compared to $28.3 million for the year ended December 31, 2016, an increase of $7.4 million, or 26.1%. This increase was primarily due to an 18.7% increase in the average balance of interest-earning assets, coupled with a 35 basis point improvement in the average yield on interest-earning assets, offset by a 14 basis point increase in the average rate paid on interest-bearing liabilities. The increase in the average balance of interest-earning assets was primarily due to an increase in average loans outstanding. The increase in the average yield on interest-earning assets was primarily due to cumulative market rate increases by the Federal Reserve of 100 basis points through four rate increases in each of December 2016, March 2017, June 2017 and December 2017.

Total interest income was $40.3 million in 2017 compared to $31.7 million in 2016, an increase of $8.6 million, or 27.1%. This increase was primarily due to an increase in interest earned on our loan portfolio. Interest and fees on loans was $39.1 million in 2017 compared to $30.5 million in 2016, an increase of $8.6 million, or 28.1%. This increase in interest income on loans was primarily due to a 21.8% increase in the average balance of loans outstanding and a 28 basis point improvement in the average yield on loans.

Interest income on total investments was $1.2 million in 2017 and 2016. Interest income on the securities portfolio increased $12,000, or 1.8%, to $676,000 in 2017 compared to $664,000 in 2016. The increase in interest income on the securities portfolio was primarily due to a 15 basis point increase in the average yield on the securities portfolio. Interest income on federal funds sold and other investments decreased $12,000, or 2.4%, to $495,000 in 2017 from $507,000 in 2016, due to a 12.5% decrease in the average balance of federal funds sold, offset by a 23 basis point increase in the average yield on federal fund sold and other investments.

Total interest expense was $4.6 million in 2017 compared to $3.4 million in 2016, an increase of $1.2 million, or 35.7%. The increase was primarily due to increases in interest expense on deposits. Interest expense on deposits was $4.5 million in 2017 compared to $3.3 million in 2016, an increase of $1.2 million, or 36.0%. This increase was primarily due to an 18.8% increase in the average balance of interest-bearing deposits, coupled with a 12 basis point increase in the average interest rate paid.

Net interest margins for the years ended December 31, 2017 and 2016 were 4.61% and 4.34%, respectively.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2017 was $1.3 million compared to $1.7 million for the year ended December 31, 2016, a decrease of $371,000, or 22.1%. The decrease was primarily due to slower growth in our loan portfolio in 2017 compared to in 2016. Our gross loans increased 11% in 2017 compared to 33% in 2016.

The allowance for loan losses as a percentage of loans held for investment was 1.22% at December 31, 2017 and 1.17% at December 31, 2016.

Noninterest Income

Noninterest income for the year ended December 31, 2017 was $9.0 million, a decrease of $21,000, or 0.2%, compared to $9.0 million for the year ended December 31, 2016.

The following table sets forth the various components of our noninterest income for the years ended December 31, 2017 and 2016:

	Year Ended December 31
(Dollars in thousands)	2017	2016	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$1,656	$1,275	$381
Loan servicing fees, net of amortization	1,127	1,313	(186)
Gain on sale of loans	4,939	5,507	(568)
Other income and fees	1,264	912	352
Total noninterest income	$8,986	$9,007	$(21)

Total gain on sale of loans was $4.9 million in the year ended December 31, 2017 compared to $5.5 million for the same period of 2016, a decrease of $568,000 or 10.3%.

Gain on sale of SBA loans totaled $4.8 million in the year ended December 31, 2017 compared to $5.4 million for the same period of 2016. We sold $66.2 million in SBA loans with an average premium of 9.33% in the year ended December 31, 2017 compared to the sale of $83.4 million in SBA loans with an average premium of 8.93% in the same period of 2016, primarily due to a lower production in SBA loans in 2017 compared to 2016. We originated $99.7 million of SBA loans in 2017 compared to $111.5 million in 2016. Other loans sold by us during both periods were immaterial.

Loan servicing income, net of amortization decreased by $186,000 to $1.1 million in 2017 compared to $1.3 million in 2016. The decrease in loan servicing income was due, in part, to a $521,000 increase in servicing asset amortization expense, offset by a $335,000 increase in servicing fees. Our total SBA loan servicing portfolio was $309.3 million as of December 31, 2017 compared to $303.8 million as of December 31, 2016. The increase in the servicing portfolio reflects the sales of SBA loans in 2017.

Noninterest Expense

Noninterest expense for the year ended December 31, 2017 was $26.3 million compared to $23.3 million for the year ended December 31, 2016, an increase of $2.9 million, or 12.5%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2017 and 2016:

	Year Ended December 31
(Dollars in thousands)	2017	2016	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$16,474	$14,556	$1,918
Occupancy and equipment	3,918	3,616	302
Data processing and communication	1,323	1,087	236
Professional fees	589	684	(95)
FDIC insurance and regulatory assessments	377	369	8
Promotion and advertising	631	557	74
Directors' fees and stock-based compensation	796	758	38
Foundation donation and other contributions	954	745	209
Other expenses	1,195	962	233
Total noninterest expense	26,257	23,334	2,923

Salaries and employee benefits expense for the year ended December 31, 2017 was $16.5 million compared to $14.6 million for the year ended December 31, 2016, an increase of $1.9 million, or 13.2%. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, increased bonus and incentives and increased benefit costs. The average number of full-time equivalent employees was 130.4 in 2017 compared to 125.0 in 2016.

Occupancy and equipment expense for 2017 was $3.9 million compared to $3.6 million for 2016, an increase of $302,000, or 8.4%. This increase was primarily due to the commencement of the lease for the Santa Clara office in mid-2017 which opened in the second quarter of 2018, and the increased rental expense from the lease renewals of the Fashion District and Gardena Offices in 2017.

Data processing and communication expense for 2017 was $1.3 million compared to $1.1 million for 2016, an increase of $236,000, or 21.7%. This increase was primarily due a continued growth in our loans and deposits.

Professional fees for 2017 were $589,000 compared to $684,000 for 2016, a decrease of $95,000, or 13.9%. This decrease was primarily due to the costs incurred in 2016 associated with the formation of OP Bancorp as a bank holding company and the completion of the transactions under which Open Bank became a wholly-owned subsidiary of OP Bancorp.

FDIC insurance and regulatory assessment expense for 2017 was $377,000 compared to $369,000 for 2016, an increase of $8,000 or 2.2%. This increase was primarily due to an increase in our FDIC insurance and DBO regulatory assessment as the size of our assets continued to grow.

Promotion and advertising expense for 2017 was $631,000 compared to $557,000 for 2016, an increase of $74,000 or 13.3%. The increase was consistent with a continued growth of our Company.

Directors’ fees and expenses for 2017 were $796,000 compared to $758,000 for 2016, an increase of $38,000 or 5.0%. Directors’ fees and expenses include a monthly retainer fee, reimbursement for travel and other expenses, and stock-based expenses relating to equity awards granted in prior years under our equity plans to our directors. Directors’ fees and expenses (not including stock-based expenses) for 2017 was $365,000 compared to $327,000 in 2016, an increase of $38,000, or 11.5%. The increase was due to the increase in directors’ monthly retainer fees in 2017. Directors’ stock-based expenses for 2017 and 2016 were $431,000.

Our aggregate donations to the Foundation and other charitable and community contributions for 2017 were $954,000 compared to $745,000 for 2016, an increase of $209,000, or 28.1%. The increase was due to increased donation accruals for Open Stewardship Foundation, which is directly proportionate to the growth in our after tax income.

Other expenses for 2017 were $1.2 million compared to $964,000 in 2016, an increase of $232,000, or 24.1%. The increase was primarily due to increased operating expenses and customer service expenses.

Income Tax Expense

Income tax expense was $7.9 million in 2017 compared to $4.9 million in 2016. The increase in income tax expense was related to growth in pre-tax income and a revaluation of deferred tax assets of $1.3 million, as discussed below. Effective tax rates were 46.1% and 39.7% in 2017 and 2016, respectively.

The enactment the Tax Cuts and Jobs Act on December 22, 2017 required companies to revalue certain tax-related assets as of the date of enactment of the new legislation with resulting tax effects accounted for in the reporting period of enactment. As a result, we performed an analysis to determine the impact of the revaluation of the net deferred tax asset. The value of the deferred tax asset was reduced by $1.3 million, and recorded as tax expense for the year ended December 31, 2017.

We had net deferred tax assets of $3.4 million and $3.3 million at December 31, 2017, and December 31, 2016, respectively.

Financial Condition

Total assets increased $143.2 million, or 15.9%, to $1.04 billion at December 31, 2018 as compared to $901.0 million at December 31, 2017. This increase primarily resulted from an increase of $127.0 million, or 17.0%, in gross loans and an increase of $16.8 million in investment portfolio. We funded our asset growth primarily with an increase of $131.9 million in deposits and $22.6 million of net proceeds from our initial public offering on March 27, 2018.

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

All of the securities in our investment portfolio were classified as available-for-sale at December 31, 2018. There were no held-to-maturity or trading securities in our investment portfolio at December 31, 2018. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available-for-sale increased $13.9 million, or 33.4%, to $55.3 million at December 31, 2018 from $41.5 million at December 31, 2017. Securities available-for-sale increased $6.0 million, or 16.9%, to $41.5 million at December 31, 2017 from $35.5 million at December 31, 2016. No issuer of the available-for-sale securities, other than FNMA and FHLMC, comprised more than ten percent of our shareholders’ equity as of December 31, 2018, 2017, or 2016.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	December 31, 2018			December 31, 2017			December 31, 2016
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$6,994	$6,906	$(88)	$6,989	$6,932	$(57)	$6,984	$6,977	$(7)
Mortgage-backed securities - residential	14,465	14,129	(336)	14,109	13,941	(168)	17,721	17,556	(165)
Collateralized mortgage obligations	34,655	34,301	(354)	18,459	18,113	(346)	11,124	10,930	(194)
Other securities	—	—	—	2,518	2,486	(32)	—	—	—
Total available for sale	$56,114	$55,336	$(778)	$42,075	$41,472	$(603)	$35,829	$35,463	$(366)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2018, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We have no securities with contractual maturities due in one year or less at December 31, 2018.

	As of December 31, 2018
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$2,000	1.47%	$4,994	1.76%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	—	—%	7,528	1.97%	6,937	2.59%
Collateralized mortgage obligations	—	—%	—	—%	1,375	1.71%	33,280	2.63%
Total available for sale	$2,000	1.47%	$4,994	1.76%	$8,903	1.94%	$40,217	2.62%

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

At December 31, 2018, gross loans including deferred costs totaled $875.1 million compared to $748.0 million at December 31, 2017 and $674.2 million at December 31, 2016.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$503,834	58%	$420,760	56%	$362,585	54%
SBA loan - real estate	117,834	13%	106,924	14%	97,411	14%
Total real estate	621,668	71%	527,684	70%	459,996	68%
SBA loan - non-real estate	9,541	1%	8,635	1%	6,875	1%
Commercial and industrial	113,975	13%	103,681	14%	97,660	14%
Home mortgage	127,298	15%	104,068	14%	104,809	16%
Consumer	2,577	1%	3,955	1%	4,887	1%
Gross loans	875,059	101%	748,023	100%	674,227	100%
Allowance for loan losses	(9,636)		(9,139)		(7,910)
Net loans	$865,423		$738,884		$666,317

Gross loans increased $127.1 million, or 17.0%, to $875.1 million at December 31, 2018 compared to $748.0 million as of December 31, 2017. Gross loans increased $73.8 million, or 10.9% as of December 31, 2017 compared to $674.2 million as of December 31, 2016. The increases in our gross loans resulted from organic growth in most of our loan categories.

The following tables presents the maturity distribution of our loans at December 31, 2018 and 2017. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of December 31, 2018
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$26,460	$39,204	$201,385	$133,085	$49,598	$54,102	$503,834
SBA loans - real estate	—	—	—	—	—	117,834	117,834
Total real estate	26,460	39,204	201,385	133,085	49,598	171,936	621,668
SBA loan - non-real estate	—	—	—	703	—	8,838	9,541
Commercial and industrial	—	69,358	1,675	32,278	—	10,664	113,975
Home mortgage	—	—	—	—	122,886	4,412	127,298
Consumer	—	1,030	—	1,110	—	437	2,577
Gross loans	$26,460	$109,592	$203,060	$167,176	$172,484	$196,287	$875,059

	As of December 31, 2017
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$24,364	$38,629	$171,457	$88,328	$39,120	$58,862	$420,760
SBA loans - real estate	—	—	—	—	—	106,924	106,924
Total real estate	24,364	38,629	171,457	88,328	39,120	165,786	527,684
SBA loan - non-real estate	—	—	—	764	—	7,871	8,635
Commercial and industrial	—	58,900	2,188	25,876	—	16,717	103,681
Home mortgage	—	—	—	—	104,068	—	104,068
Consumer	—	1,821	11	1,202	—	921	3,955
Gross loans	$24,364	$99,350	$173,656	$116,170	$143,188	$191,295	$748,023

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services oriented entities), SBA loans (unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 85.6% of our gross loans were secured by real property at December 31, 2018, compared to 84.5% at December 31, 2017.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At December 31, 2018, approximately 55% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At December 31, 2018, our average loan to value for commercial real estate loans was 60.0%. Our commercial real estate loan portfolio totaled $503.8 million at December 31, 2018 compared to $420.8 million at December 31, 2017.

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

As of December 31, 2018, our SBA portfolio totaled $127.4 million compared to $115.6 million as of December 31, 2017. These increases were primarily due to continued growth of our SBA loan portfolio partially offset by the sales of those loans. We originated $99.4 million and $99.7 million during the years ended December 31, 2018 and 2017, respectively. We sold $85.7 million and $66.2 million of SBA loans during the years ended December 31, 2018 and 2017, respectively.

From our total SBA loan portfolio, $117.8 million is secured by real estate and $9.6 million is unsecured or secured by business assets at December 31, 2018.

Commercial and industrial loans totaled $114.0 million at December 31, 2018 compared to $103.7 million at December 31, 2017 and $97.7 million at December 31, 2016. The increase resulted primarily from organic loan growth.

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

Home mortgage loans totaled $127.3 million at December 31, 2018 compared to $104.1 million at December 31, 2017, an increase of $23.2 million, or 22.3%. The increase was primarily due to higher loan origination and lower loan payoffs in 2018 compared to 2017. During the year ended December 31, 2018, we originated $53.2 million and sold $5.8 million in home mortgage loans. Payoffs and paydowns for the same period were $20.5 million and $4.4 million, respectively. During the same period in 2017, we originated $42.1 million and sold $9.5 million in home mortgage loans. Payoffs and paydowns for the same period were $31.2 million and $2.8 million, respectively.

Loan Servicing

As of December 31, 2018, 2017, and 2016, we serviced $323.5 million, $309.3 million, and $303.8 million respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Beginning balance	$6,771	$6,783	$5,551
Additions	2,257	1,923	2,645
Amortized to expense	(2,041)	(1,935)	(1,413)
Ending balance	$6,987	$6,771	$6,783

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

The allowance for loan losses is determined on a quarterly basis and reflects management’s estimate of probable incurred credit losses inherent in the loan portfolio. We also rely on internal and external loan review procedures to further assess individual loans and loan pools, and economic data for overall industry and geographic trends. The computation includes element of judgment and high levels of subjectivity.

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

The allowance for loan losses was $9.6 million at December 31, 2018 compared to $9.1 million at December 31, 2017 and $7.9 million at December 31, 2016. The increase was primarily due to the overall growth in the size of our gross loan portfolio, which grew $127.0 million, or 17.0%, to $875.1 million at December 31, 2018 from $748.0 million at December 31, 2017, and $73.8 million, or 10.9% to $748.0 million at December 31, 2017 from $674.2 million at December 31, 2016.

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

Analysis of the Allowance for Loan Losses

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the years ended December 31, 2018, 2017 and 2016.

	As of and For the Year			As of and For the Year			As of and For the Year
	Ended December 31, 2018			Ended December 31, 2017			Ended December 31, 2016
		Net	ALLL		Net	ALLL		Net	ALLL
(Dollars in thousands)	Provision	Charge-offs	Balance	Provision	Charge-offs	Balance	Provision	Charge-offs	Balance
Real estate:
Commercial real estate	$4	$—	$4,805	$584	$—	$4,801	$985	$—	$4,217
SBA loans - real estate	(188)	—	894	189	—	1,082	189	—	893
Total real estate	(184)	—	5,699	773	—	5,883	1,174	—	5,110
SBA loan - non-real estate	103	136	505	634	155	538	(50)	20	59
Commercial and industrial	1,115	634	1,746	(57)	—	1,265	130	142	1,322
Home mortgage	245	—	1,653	44	(73)	1,408	427	—	1,364
Consumer	(12)	—	33	(83)	—	45	1	—	55
Total	$1,267	$770	$9,636	$1,311	$82	$9,139	$1,682	$162	$7,910
Gross loans(1)			$875,059			$748,023			$674,227
Average gross loans			820,586			705,748			578,262
Net charge-offs to average gross loans(2)			0.09%			0.01%			0.03%
Allowance for loans losses to gross loans			1.10%			1.22%			1.17%
(1) Loans held for sale of $14,551 are excluded.
(2) Net charge-offs are loan charge-offs net of loan recoveries.

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO at December 31, 2018, 2017 and 2016.

Non-performing loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO.

Non-performing loans were $1.9 million at December 31, 2018 compared to $1.0 million at December 31, 2017 and $576,000 at December 31, 2016. The increase for the year ended December 31, 2018 was primarily due to three non-accrual SBA loans and one non-accrual commercial loan which were non-performing. The increase for the year ended December 31, 2017 was primarily due to two non-accrual home mortgage loans which were non-performing. We did not recognize any interest income on non-accrual loans during the years ended December 31, 2018, 2017, and 2016 while the loans were in non-accrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $34,000 for the year ended December 31, 2018 and $10,000 for the same period of 2016. There was no such additional interest income for the year ended December 31, 2017.

We recognized interest income on loans modified under troubled debt restructurings of $8,000 for the year ended December 31, 2018, $9,000 for the year ended December 31, 2017, and $25,000 for the year ended December 31, 2016.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

	As of December 31,
(Dollars in thousands)	2018	2017	2016
Non-accrual loans	$1,571	$683	$209
Past due loans 90 days or more and still accruing	—	—	—
Accruing troubled debt restructured loans	343	354	367
Total non-performing loans	1,914	1,037	576
Other real estate owned	—	—	—
Total non-performing assets	$1,914	$1,037	$576

Non-performing loans to gross loans	0.22%	0.14%	0.09%
Non-performing assets to total assets	0.18%	0.12%	0.08%
Allowance for loan losses to non-performing loans	503%	881%	1373%

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

The following table show the composition of deposits by type as of the dates indicated:

	As of December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$285,132	31.5%	$289,410	37.4%	$247,376	37.4%
Interest-bearing:
NOW and Savings deposits	5,439	0.6%	6,575	0.9%	5,031	0.8%
Money market	259,331	28.6%	244,588	31.6%	227,742	34.4%
Time deposits ($250,000 or less)	190,993	21.1%	123,781	16.0%	103,411	15.6%
Time deposits (more than $250,000)	164,281	18.1%	108,952	14.1%	78,224	11.8%
Total interest-bearing	620,044	68.5%	483,896	62.6%	414,408	62.6%
Total deposits	$905,176	100.0%	$773,306	100.0%	$661,784	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2018, 2017 and 2016:

	As of December 31,
	2017		2017		2016
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$260,697	—%	$256,267	—%	$198,413	—%
Interest-bearing:
NOW and Savings deposits	6,080	0.25	6,137	0.25	4,058	0.25
Money market	253,809	1.38	258,019	0.91	202,737	0.86
Time deposits ($250,000 or less)	164,172	1.78	106,676	1.08	108,912	0.94
Time deposits (more than $250,000)	140,235	1.80	90,155	1.06	72,279	0.71
Total interest-bearing	564,296	1.59	460,987	0.97	387,986	0.85
Total deposits	$824,993	1.09	$717,254	0.62	$586,399	0.56

The following tables set forth the maturity of time deposits at December 31, 2018 and 2017:

	As of December 31, 2018
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$57,343	$52,236	$69,706	$11,708	$190,993
Time deposits (more than $250,000)	75,043	26,564	57,629	5,045	164,281
Total time deposits	$132,386	$78,800	$127,335	$16,753	$355,274

	As of December 31, 2017
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$49,491	$28,128	$37,414	$8,748	$123,781
Time deposits (more than $250,000)	52,245	13,673	36,832	6,202	108,952
Total time deposits	$101,736	$41,801	$74,246	$14,950	$232,733

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At December 31, 2018, 2017 and 2016, we had maximum borrowing capacity from the FHLB of $357.1 million, $308.5 million and $248.3 million, respectively. We had no borrowings from FHLB at December 31, 2018, compared to $25 million of advances from FHLB at December 31, 2017 and $10 million at December 31, 2016.

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

We had $13.5 million of unsecured federal funds lines with no amounts advanced, compared to $9.5 million at December 31, 2017 and 2016. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $107.7 million, $92.8 million and $84.0 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $179.4 million, $156.2 million and $152.9 million at December 31, 2018, 2017 and 2016, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2018, 2017 or 2016, and our borrowing capacity is limited only by eligible collateral.

At December 31, 2018 we had no borrowing from the FHLB. At December 31, 2017 we had a $25 million advance from the FHLB which had an overnight borrowing interest rate of 1.41%. We had a $10 million FHLB advance outstanding at December 31, 2016 which was an overnight borrowing at an interest rate of 0.55%. Based on the values of loans pledged as collateral, we had $209.7 million of additional borrowing availability with the FHLB at December 31, 2018. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required us to maintain minimum amounts and ratio of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, referred to as the “leverage ratio.” For further information, see “Supervision and Regulation—Regulatory Capital Requirements” and “Supervision and Regulation—Prompt Corrective Action Framework.”

In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement the Basel III Capital Rules have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to us on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to us prior to that date. In addition, the Basel III Capital Rules will implement a concept known as the “capital conservation buffer.” In general, banks and bank holding companies will be required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer was required by January 1, 2019.

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2018 and 2017. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. At December 31, 2018, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2018 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$139,593	16.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	139,538	16.25%	68,686	8.00%	85,857	10.00%	90,150	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	51,514	6.00%	68,686	8.00%	72,979	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	38,636	4.50%	55,807	6.50%	60,100	7.00%
Tier 1 capital (to average assets)
Consolidated	129,893	12.88%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	12.87%	40,346	4.00%	50,432	5.00%	40,346	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at December 31, 2018 and 2017:

	Payments Due at December 31, 2018
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$549,902	$—	$—	$—	$549,902
Time deposits	338,521	16,001	752	—	355,274
Operating lease commitments	1,709	3,499	3,140	2,669	11,017
Commitments to fund investment for Low Income Housing Tax Credit	442	10	15	22	489
Total contractual obligations	$890,574	$19,510	$3,907	$2,691	$916,682

	Payments Due at December 31, 2017
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$540,573	$—	$—	$—	$540,573
Time deposits	217,783	14,768	182	—	232,733
Operating lease commitments	1,630	3,251	3,378	3,763	12,022
Advances from FHLB	25,000				25,000
Commitments to fund investment for Low Income Housing Tax Credit	1,236	411	12	30	1,689
Total contractual obligations	$786,222	$18,430	$3,572	$3,793	$812,017

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

The following table summarized commitments as of the dates presented.

	December 31,
(Dollars in thousands)	2018	2017	2016
Commitments to extend credit	$60,789	$62,356	$55,689
Standby letters of credit	2,999	1,627	1,499
Total	$63,788	$63,983	$57,188

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2018, 2017 and 2016 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity			Economic Value of Equity Sensitivity
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
+400 basis points	16.25%	11.58%	9.95%	(2.94)%	6.28%	(4.63)%
+300 basis points	13.16%	9.14%	7.57%	(0.01)%	5.85%	(2.15)%
+200 basis points	9.32%	6.42%	5.58%	1.55%	4.90%	(0.02)%
+100 basis points	5.11%	3.43%	3.19%	2.62%	4.09%	1.65%
-100 basis points	(3.30)%	(2.24)%	(1.47)%	(4.38)%	(3.06)%	(6.42)%

We are within board-established policy limits for the all rate scenarios. The EAR reported at December 31, 2018 projects that our earnings are expected to be sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets decreased resulting in a position shift to be slightly more asset sensitive.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements required by this Item 8 is contained on pages F-1 through F49 of this 10-K and are incorporated herein by reference:

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company is not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and is therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and to our other principal financial officers. The code of ethics is available at the Governance Documents section of our website at www.myopenbank.com. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics on the above website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation.

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

The following table summarizes our equity compensation plans as of December 31, 2018:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	778,000	$3.98	528,000
Equity compensation plans not approved by security holders	—	$—	—
Total	778,000	$3.98	528,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements listed under Part II-Item 8. “Financial Statements and Supplementary Data” are filed as part of this Item 15 of this 10-K.

(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted as such the required information is not applicable or has been included in the Financial Statements and related notes.

(a)(3) List of Exhibits: The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of OP Bancorp (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

3.2	Amended and Restated Bylaws of OP Bancorp (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

4.1

Specimen common stock certificate of OP Bancorp (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.1*

Employment Agreement, dated November 1, 2017, between OP Bancorp and Min J. Kim (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.2*

Employment Offer Letter, dated June 10, 2010, from First Standard Bank to Christine Oh (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.3*

Employment Offer Letter, dated April  28, 2010, from First Standard Bank to Steve Park (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.4*

Employment Offer Letter, dated September 9, 2013, from First Standard Bank to Ki Won Yoon (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.5*

Employment Offer Letter, dated April 27, 2010, from First Standard Bank to Kathrine Duncan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.6*	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.7*

First Amendment to the 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.8*

Form of Stock Option Award under the 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.9*

Form of Restricted Stock Unit Agreement under the 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.10*

2005 Director and Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.11*

Form of Stock Option Award under the 2005 Director and Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.12*	OP Bancorp 2017 Management Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.13*	OP Bancorp Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.14*

Form of Indemnification Agreement entered into with all of the directors and executive officers of OP Bancorp (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.15	Coexistence Agreement with Open Bank S.A. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

21.1	Subsidiaries of OP Bancorp (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

23.1	Consent of Crowe LLP

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP Bancorp

Date: March 15, 2019	By:	/s/ MIN J. KIM
Min J. Kim
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of Min J. Kim and Christine Y. Oh, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature/Name	Title	Date

/s/ MIN J. KIM	President and Chief Executive Officer	March 15, 2019
Min J. Kim

/s/ CHRISTINE Y. OH	Executive Vice President & Chief Financial Officer	March 15, 2019
Christine Y. Oh

/s/ BRIAN CHOI	Director	March 15, 2019
Brian Choi

/s/ ERNEST E. DOW	Director	March 15, 2019
Ernest E. Dow

/s/ JASON HWANG	Director	March 15, 2019
Jason Hwang

/s/ SOO HUN JUNG	Director	March 15, 2019
Soo Hun Jung

/s/ OCK HEE KIM	Director	March 15, 2019
Ock Hee Kim

/s/ MYUNG JA (SUSAN) PARK	Director	March 15, 2019
Myung Ja (Susan) Park

/s/ YONG SIN SHIN	Director	March 15, 2019
Yong Sin Shin

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of OP Bancorp and Subsidiary

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OP Bancorp and Subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company's auditor since 2010.

Los Angeles, California

March 15, 2019

OP BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$77,726	$63,250
Securities available for sale, at fair value	55,336	41,472
Other investments	7,260	4,287
Loans held for sale	752	15,739
Loans receivable, net of allowance of $9,636 at December 31, 2018 and $9,139 at December 31, 2017	865,423	738,884
Premises and equipment, net	4,633	4,481
Accrued interest receivable	3,068	2,463
Servicing assets	6,987	6,771
Company owned life insurance	11,394	11,090
Deferred tax assets	3,672	3,383
Other assets	7,935	9,179
Total assets	$1,044,186	$900,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$285,132	$289,410
Interest bearing:
Savings	3,421	3,839
Money market and others	261,349	247,324
Time deposits greater than $250,000	164,281	108,952
Other time deposits	190,993	123,781
Total deposits	905,176	773,306
Federal Home Loan Bank advances	—	25,000
Accrued interest payable	1,715	423
Other liabilities	7,508	10,790
Total liabilities	914,399	809,519
Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,860,306 and 13,190,527 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	91,209	67,926
Additional paid-in capital	6,249	5,280
Retained earnings	32,877	18,624
Accumulated other comprehensive loss	(548)	(350)
Total shareholders’ equity	129,787	91,480
Total liabilities and shareholders' equity	$1,044,186	$900,999

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	Years ended December 31,
	2018	2017	2016
	(Dollars in thousands, except share data)
Interest income
Interest and fees on loans	$48,108	$39,112	$30,530
Interest on securities available for sale	985	676	664
Other interest income	975	495	507
Total interest income	50,068	40,283	31,701
Interest expense
Interest on deposits	8,964	4,470	3,286
Interest on borrowed funds	147	103	85
Total interest expense	9,111	4,573	3,371
Net interest income	40,957	35,710	28,330
Provision for loan losses	1,267	1,311	1,682
Net interest income after provision for loan losses	39,690	34,399	26,648
Noninterest income
Service charges on deposits	1,916	1,656	1,275
Loan servicing fees, net of amortization	1,078	1,127	1,313
Gain on sale of loans	4,880	4,939	5,507
Other income	1,455	1,264	912
Total noninterest income	9,329	8,986	9,007
Noninterest expense
Salaries and employee benefits	18,195	16,474	14,556
Occupancy and equipment	4,111	3,918	3,616
Data processing and communication	1,231	1,323	1,087
Professional fees	921	589	683
FDIC insurance and regulatory assessments	405	377	369
Promotion and advertising	814	631	557
Directors’ fees	851	796	758
Foundation donation and other contributions	1,441	954	745
Other expenses	1,593	1,195	963
Total noninterest expense	29,562	26,257	23,334
Income before income taxes	19,457	17,128	12,320
Provision for income taxes	5,204	7,892	4,894
Net income	$14,253	$9,236	$7,425
Basic EPS	$0.92	$0.68	$0.55
Diluted EPS	$0.89	$0.66	$0.53

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	For Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$14,253	$9,236	$7,425
Other comprehensive income (loss):
Change in unrealized income (loss) on securities available for sale	(175)	(238)	29
Reclassification adjustments for gain included in net income	—	—	—
Tax effect	(23)	103	(12)
Total other comprehensive income (loss)	(198)	(135)	17
Comprehensive income	$14,055	$9,101	$7,442

See accompanying notes to consolidated financial statements.

OP BANCORP AND SUBSIDIDARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
	(Dollars in thousands, except share data)
Balance at January 1, 2016	12,682,510	$67,342	$3,407	$1,963	$(232)	$72,480
Net income	—	—	—	7,425	—	7,425
Stock issued under stock-based compensation plans	214,038	157	—	—	—	157
Stock-based compensation	—	—	1,205	—	—	1,205
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	17	17
Balance at December 31, 2016	12,896,548	$67,499	$4,612	$9,388	$(215)	$81,284

Balance at January 1, 2017	12,896,548	$67,499	$4,612	$9,388	$(215)	$81,284
Net income	—	—	—	9,236	—	9,236
Stock issued under stock-based compensation plans	293,979	427	—	—	—	427
Stock-based compensation	—	—	668	—	—	668
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(135)	(135)
Balance at December 31, 2017	13,190,527	$67,926	$5,280	$18,624	$(350)	$91,480

Balance at January 1, 2018	13,190,527	$67,926	$5,280	$18,624	$(350)	$91,480
Net income	—	—	—	14,253	—	14,253
Stock issued under stock offering, net of expenses	2,300,000	22,569	—	—	—	22,569
Stock issued under stock-based compensation plans	369,779	714	—	—	—	714
Stock-based compensation	—	—	969	—	—	969
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(198)	(198)
Balance at December 31, 2018	15,860,306	$91,209	$6,249	$32,877	$(548)	$129,787

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash flows from operating activities
Net income	$14,253	$9,236	$7,425
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	1,267	1,311	1,682
Depreciation and amortization of premises and equipment	1,043	1,008	1,084
Amortization of net premiums on securities	269	283	385
Stock-based compensation	969	668	1,205
Gain on sales of loans	(4,880)	(4,939)	(5,507)
Earnings on company owned life insurance	(304)	(320)	(334)
Origination of loans held for sale	(74,246)	(83,423)	(84,065)
Proceeds from sales of loans held for sale	91,856	72,346	90,860
Amortization of servicing assets	2,041	1,935	1,413
Net change in:
Accrued interest receivable	(605)	(462)	(440)
Other assets	932	(2,819)	(6,160)
Accrued interest payable	1,292	101	(25)
Other liabilities	(3,282)	2,928	3,059
Net cash from operating activities	30,605	(2,147)	10,582
Cash flows from investing activities
Net change in loans receivable	(127,806)	(73,878)	(167,103)
Proceeds from calls of securities available for sale	6,562	6,169	8,069
Purchase of premises and equipment, net	(1,195)	(421)	(259)
Purchase of securities available for sale	(23,358)	(12,699)	—
Purchase of other investments	(485)	(849)	(782)
Net cash from investing activities	(146,282)	(81,678)	(160,075)
Cash flows from financing activities
Net change in deposits	131,870	111,522	142,063
Cash received from stock option exercises	714	427	157
Borrowing(Repayment) of Federal Home Loan Bank advances	(25,000)	15,000	(10,000)
Issuance of common stock, net of expenses	22,569	—	—
Net cash from financing activities	130,153	126,949	132,220
Net change in cash and cash equivalents	14,476	43,124	(17,273)
Cash and cash equivalents at beginning of period	63,250	20,126	37,399
Cash and cash equivalents at end of period	$77,726	$63,250	$20,126
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$6,609	$7,742	$5,432
Interest	7,819	4,471	3,397
Supplemental noncash disclosure:
Transfer from securities available for sale to other investments	$2,486	$—	$—

See accompanying notes to consolidated financial statements

OP BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

Note 1. Summary of Significant Accounting Policies

Business Description: OP Bancorp is a California corporation that was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of OP Bancorp. OP Bancorp has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, OP Bancorp operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. OP Bancorp’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. OP Bancorp is operating with eight full service branches.

Initial Public Offering: On March 27, 2018, the Company completed its initial public offering of common stock, pursuant to which an aggregate of 2,300,000 shares of its common stock were sold at a public offering price of $11.00 per share, for aggregate net proceeds of approximately $22.6 million, after deducting underwriter discounts and commissions paid by it of approximately $1.7 million and other offering expenses of approximately $925,000.

Basis of Presentation: The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

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

Other investments:  Other investments includes the followings : (i) Federal Home Loan Bank (“FHLB”) Stock - the Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income; (ii) Pacific Coast Bankers Bank (“PCBB”) Stock - the Bank is a member of PCBB. PCBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income; and (iii) the Company’s investment in a mutual fund to satisfy the Company’s requirements under the Community Reinvestment Act (“CRA”).  CRA mutual fund is reported at fair value.  Unrealized gains and losses are recognized in other income in the Consolidated Statements of Income.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the years ended December, 2018 or 2017.

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

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.  ASU No. 2018-11 allows entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  ASU No. 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  The amendments in these updates become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company elected the optional transition method permitted by ASU No. 2018-11.  Under this method, an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.  In addition, the Company elected the package of practical expedients to leases that commenced before the effective date: (1) An entity need not reassess whether any expired or existing contracts contain leases; (2) An entity need not reassess the lease classification for any expired or existing leases; (3) An entity need not reassess initial direct costs for any existing leases. The Company also elected the practical expedient, which must be applied consistently to all leases, to use hindsight in determining the lease term and in assessing impairment of our right-of-use assets.  We also elected a practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 contain a lease under this Topic. At the adoption date, the Company reported a lease liability of approximately $9.9 million, a right-of-use asset of approximately $8.0 million, and no cumulative-effect adjustment to retained earnings. The Company does not expect the adoption of this guidance will be material to its consolidated statement of income.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) (ASU 2017-08). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 requires premiums on purchased callable debt securities that have explicit, noncontingent call features that are callable at fixed prices to be amortized to the earliest call date. There are no accounting changes for securities held at a discount. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. ASU 2017-08 will be applied through a cumulative effect adjustment through equity (modified-retrospective approach). The Company did not have callable debt securities held at a premium at December 31, 2018. In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be treated as modifications. Specifically, the new guidance permits companies to make certain changes to awards without accounting for them as modifications. ASU 2017-09 is effective for annual periods beginning after December 31, 2017 and will be applied prospectively to an award modified after the effective date. There have been no changes to the terms and conditions of share-based payment awards, and as a result the adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU permits a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Act. The Company did not elect to apply the provision of ASU 2018-02.

Note 2. Securities

The following table summarizes the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses for available for sale securities at December 31, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
As of December 31, 2018:
Available for sale:
U.S. Government sponsored agency securities	$6,994	$—	$(88)	$6,906
Mortgage-backed securities: residential	14,465	—	(336)	14,129
Collateralized mortgage obligations: residential	34,655	156	(510)	34,301
Total available for sale	$56,114	$156	$(934)	$55,336

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
As of December 31, 2017:
Available for sale:
U.S. Government sponsored agency securities	$6,989	$2	$(59)	$6,932
Mortgage-backed securities: residential	14,109	—	(168)	13,941
Collateralized mortgage obligations: residential	18,459	—	(346)	18,113
Other securities	2,518	—	(32)	2,486
Total available for sale	$42,075	$2	$(605)	$41,472

There were no sales of securities available for sale during the years ended December 31, 2018 and 2017. The amortized cost and estimated fair value of securities available for sale at December 31, 2018, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

	Amortized Cost	Fair Value
	(Dollars in thousands)
As of December 31, 2018:
Available for sale:
Within one year	$2,000	$1,980
One to five years	4,994	4,926
Mortgage-backed securities: residential	14,465	14,129
Collateralized mortgage obligations: residential	34,655	34,301
Total available for sale	$56,114	$55,336

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses at December 31, 2018 and December 31, 2017, aggregated by length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of December 31, 2018:
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$6,906	$(88)	$6,906	$(88)
Mortgage-backed securities: residential	3,209	(23)	10,920	(313)	14,129	(336)
Collateralized mortgage obligations: residential	3,348	(26)	14,544	(484)	17,892	(510)
Total available for sale	$6,557	$(49)	$32,370	$(885)	$38,927	$(934)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of December 31, 2017:
Available for sale:
U.S. Government sponsored agency securities	$3,957	$(34)	$1,974	$(25)	$5,931	$(59)
Mortgage-backed securities: residential	7,955	(71)	5,986	(97)	13,941	(168)
Collateralized mortgage obligations: residential	9,642	(139)	8,471	(207)	18,113	(346)
Other securities	2,486	(32)	—	—	2,486	(32)
Total available for sale	$24,040	$(276)	$16,431	$(329)	$40,471	$(605)

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

There were no securities pledged as collateral at December 31, 2018 or December 31, 2017.

Other investments at December 31, 2018 and December 31, 2017, consisted of the following:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
FHLB stock	$4,582	$4,097
PCBB stock	190	190
Mutual fund - CRA qualified	2,488	—
Total other investments	$7,260	$4,287

Effective January 2018, the Company adopted ASU 2016-01 and reclassified a $2.5 million of a mutual fund that the Company invested to satisfy the CRA requirements from securities available for sale to other investments, which is reported at fair value. Unrealized holding losses on this investment were $87,000 as of December 31, 2018. This loss is included in other income in the Statements of Income.

Note 3. Loans

The composition of the loan portfolio was as follows at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Real estate:
Commercial real estate	$503,834	$420,760
SBA loans—real estate	117,834	106,924
Total real estate	621,668	527,684
SBA loans—non-real estate	9,541	8,635
Commercial and industrial	113,975	103,681
Home mortgage	127,298	104,068
Consumer	2,577	3,955
Gross loans receivable	875,059	748,023
Allowance for loan losses	(9,636)	(9,139)
Loans receivable, net	$865,423	$738,884

No loans were outstanding to related parties at December 31, 2018. The Company had $11,000 in loans to principal officers, directors, and their affiliates at December 31, 2017.

The activity in the allowance for loan losses for the years ended December 31, 2018, 2017, and 2016 was as follows:

			SBA
	Commercial Real Estate	SBA Loans Real Estate	Loans Non- Real Estate	Commercial and Industrial	Home Mortgage	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2016	$3,232	$704	$129	$1,334	$937	$54	$6,390
Provision for loan losses	985	189	(50)	130	427	1	1,682
Charge-offs	—	—	(32)	(142)	—	—	(174)
Recoveries	—	—	12	—	—	—	12
Balance at December 31, 2016	$4,217	$893	$59	$1,322	$1,364	$55	$7,910

Provision for loan losses	584	189	634	(57)	44	(83)	1,311
Charge-offs	—	—	(169)	—	—	—	(169)
Recoveries	—	—	14	—	—	73	87
Balance at December 31, 2017	$4,801	$1,082	$538	$1,265	$1,408	$45	$9,139

Provision for loan losses	4	(188)	103	1,115	245	(12)	1,267
Charge-offs	—	—	(153)	(634)	—	—	(787)
Recoveries	—	—	17	—	—	—	17
Balance at December 31, 2018	$4,805	$894	$505	$1,746	$1,653	$33	$9,636

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment at December 31, 2018 and December 31, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
	(Dollars in thousands)
As of December 31, 2018:
Allowance for loan losses:
Commercial real estate	$—	$4,805	$4,805
SBA loans—real estate	—	894	894
SBA loans—non-real estate	362	143	505
Commercial and industrial	836	910	1,746
Home mortgage	—	1,653	1,653
Consumer	—	33	33
Total	$1,198	$8,438	$9,636
Loans:
Commercial real estate	$—	$505,229	$505,229
SBA loans—real estate	834	117,159	117,993
SBA loans—non-real estate	57	9,875	9,932
Commercial and industrial	1,516	112,781	114,297
Home mortgage	—	127,806	127,806
Consumer	—	2,586	2,586
Total	$2,407	$875,436	$877,843
As of December 31, 2017:
Allowance for loan losses:
Commercial real estate	$—	$4,801	$4,801
SBA loans—real estate	—	1,082	1,082
SBA loans—non-real estate	—	538	538
Commercial and industrial	354	911	1,265
Home mortgage	—	1,408	1,408
Consumer	—	45	45
Total	$354	$8,785	$9,139
Loans:
Commercial real estate	$—	$421,812	$421,812
SBA loans—real estate	—	107,428	107,428
SBA loans—non-real estate	—	8,656	8,656
Commercial and industrial	354	103,601	103,955
Home mortgage	241	104,239	104,480
Consumer	21	3,946	3,967
Total	$616	$749,682	$750,298

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2018 and 2017. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material. The difference between interest income recognized and cash basis interest recognized was immaterial.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
	(Dollars in thousands)
2018
With no related allowance recorded:
SBA loans—real estate	$834	$—	$473	$—
SBA loans—non-real estate	57
Commercial and industrial	680	—	715	—
With an allowance recorded:
SBA loans—non-real estate	—	362	14	—
Commercial and industrial	836	836	841	49
Total	$2,407	$1,198	$2,043	$49
2017
With no related allowance recorded:
Home mortgage	$241	$—	$242	$—
Consumer	21	—	31	—
With an allowance recorded:
Commercial and industrial	354	354	361	17
Total	$616	$354	$634	$17
2016
With an allowance recorded:
SBA loans—non-real estate	4	4	9	2
Commercial and industrial	367	367	546	15
Total	$371	$371	$555	$17

The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest by class of loans at December 31, 2018 and December 31, 2017:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
	(Dollars in thousands)
As of December 31, 2018:
SBA loans—real estate	$834	$—	$834
SBA loans—non-real estate	57	—	57
Commercial and industrial	680	—	680
Total	$1,571	$—	$1,571
As of December 31, 2017:
Home mortgage	$662	$—	$662
Consumer	21	—	21
Total	$683	$—	$683

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans at December 31, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
As of December 31, 2018:
Commercial real estate	$—	$—	$—	$—	$505,229	$505,229
SBA—real estate	—	—	311	311	117,682	117,993
SBA—non-real estate	—	—	—	—	9,932	9,932
Commercial and industrial	—	—	680	680	113,617	114,297
Home mortgage	449	—	—	449	127,357	127,806
Consumer	—	—	—	—	2,586	2,586
	$449	$—	$991	$1,440	$876,403	$877,843
As of December 31, 2017:
Commercial real estate	$—	$—	$—	$—	$421,812	$421,812
SBA—real estate	140	—	—	140	107,288	107,428
SBA—non-real estate	62	—	—	62	8,594	8,656
Commercial and industrial	—	—	—	—	103,955	103,955
Home mortgage	—	—	662	662	103,818	104,480
Consumer	—	—	—	—	3,967	3,967
	$202	$—	$662	$864	$749,434	$750,298

Troubled Debt Restructurings:  As of December 31, 2018, 2017, and 2016, the Company had a recorded investment in troubled debt restructurings of $343,000, $354,000, and $367,000, respectively. The Company has allocated $343,000, $354,000, and $367,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2018, 2017, and 2016, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as troubled debt restructurings. There were no new loans identified as trouble debt restructurings during the years ended December 31, 2018, 2017, or 2016. There were no payment defaults during the years ended December 31, 2018, 2017, or 2016 of loans that had been modified as troubled debt restructurings within the previous twelve months.

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

As of December 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard		Doubtful	Total
	(Dollars in thousands)
As of December 31, 2018:
Commercial real estate	$505,229	$—	$—		$—	$505,229
SBA loans—real estate	115,993	—	2,000		—	117,993
SBA loans—non-real estate	9,859	16	57		—	9,932
Commercial and industrial	112,781	—	1,516		—	114,297
Home mortgage	127,806	—	—		—	127,806
Consumer	2,586	—	—		—	2,586
	$874,254	$16	$3,573	(1)	$—	$877,843
As of December 31, 2017:
Commercial real estate	$421,812	$—	$—		$—	$421,812
SBA loans—real estate	106,406	—	1,022		—	107,428
SBA loans—non-real estate	8,594	33	29		—	8,656
Commercial and industrial	103,601	—	354		—	103,955
Home mortgage	103,818	—	662		—	104,480
Consumer	3,946	—	21		—	3,967
	$748,177	$33	$2,088		$—	$750,298

(1) Substandard loans as of December 31, 2018 include SBA guaranteed portion. Substandard loans, net of guaranteed is $3,124 thousand.

Note 4. Premises and equipment

The Company’s premises and equipment consisted of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Leasehold improvements	$5,518	$5,062
Furniture and fixtures	2,791	2,493
Equipment and others	2,111	1,677
Total cost	10,420	9,232
Accumulated depreciation	(5,787)	(4,751)
Net book value	$4,633	$4,481

Total depreciation expense included in occupancy and equipment expenses was $1,043 thousand, $1,008 thousand, and $940 thousand for the years ended December 31, 2018, 2017, and 2016.

Note 5. Servicing Assets

Activity for loan servicing assets during the years ended December 31, 2018, 2017, and 2016 is as follows:

	Year Ended
	2018	2017	2016
	(Dollars in thousands)
Beginning balance	$6,771	$6,783	$5,551
Additions	2,257	1,923	2,645
Amortized to expense	(2,041)	(1,935)	(1,413)
Ending balance	$6,987	$6,771	$6,783

There was no valuation allowance recorded against the carrying value of the servicing assets as of December 31, 2018, 2017, or 2016.

The fair value of the servicing assets was $8.5 million at December 31, 2018, which was determined using discount rates ranging from 1.81% to 11.08% and prepayment speeds ranging from 11.2% to 13.0%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8.7 million at December 31, 2017, which was determined using discount rates ranging from 4.15% to 10.40% and prepayment speeds ranging from 10.2% to 10.9%, depending on the stratification of the specific assets.

Note 6. Deposits

Time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2018 and December 31, 2017 were $164.3 million and $109.0 million, respectively.

The scheduled maturities of time deposits were as follows at December 31, 2018:

December 31, 2018
(In thousands)
2019	$338,521
2020	15,589
2021	412
2022	408
2023	344
Total	$355,274

Deposits from principal officers, directors, and their affiliates at December 31, 2018 and December 31, 2017 were $778,000 and $1,069,000, respectively.

Note 7. Borrowing arrangements

As of December 31, 2018, the Company had no borrowings from the Federal Home Loan Bank of San Francisco. The Company has a letter of credit with the FHLB in the amount of $49.0 million to secure a public deposit.

The Company had available borrowings from the following institutions as of December 31, 2018:

December 31, 2018
(In thousands)
Federal Home Loan Bank—San Francisco	$209,734
Federal Reserve Bank	107,714
Pacific Coast Bankers Bank	8,000
Zions Bank	5,500
Total	$330,948

The Company has pledged approximately $732.9 million of loans as collateral for these lines of credit as of December 31, 2018.

Note 8. Income Taxes

Income tax expense/(benefit) was as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(Dollars in thousands)
Current federal expense	$3,458	$5,894	$5,117
Current state expense	1,983	2,002	1,430
	5,441	7,896	6,547
Deferred federal expense	(131)	(1,061)	(1,376)
Deferred state expense	(106)	(279)	(277)
Deferred tax asset revaluation	—	1,336	—
	(237)	(4)	(1,653)

Total tax expense	$5,204	$7,892	$4,894

Effective tax rates differ from the federal statutory rates of 21% for 2018, 35% for 2017, and 34% for 2016 applied to income before taxes due to the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(Dollars in thousands)
Federal statutory rate times financial statement income	$4,086	$5,995	$4,189

Effect of:
Meals and entertainment	39	45	37
State income taxes, net of federal tax benefit	1,494	1,096	832
Stock option expense and related excess tax benefits	(400)	(301)	35
Company owned life insurance	(64)	(112)	(114)
Other, net	49	(167)	(85)
Deferred tax asset revaluation	—	1,336	—
	1,118	1,897	705

Total tax expense	$5,204	$7,892	$4,894

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduces the federal corporate tax rate to 21% from 35%, effective January 1, 2018. U.S. generally accepted accounting principles requires companies to revalue certain tax-related assets as of the date of enactment of the new legislation with resulting tax effects accounted for in the reporting period of enactment. As a result, the value of the Company’s deferred tax asset was reduced by $1.3 million, and such $1.3 million was recorded as tax expense for the year ended December 31, 2017.

The net deferred tax asset included in the statement of financial position includes the following components at the dates indicated below:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Deferred tax assets:
Pre-opening expense	$25	$42
Organizational costs	30	32
Allowance for loan losses	2,849	2,229
Loans held for sale	16	433
Stock-based compensation	345	273
Accrued compensation	163	75
Accrued rent	553	590
State taxes	414	410
Net unrealized loss on securities available for sale	230	178
Nonaccrual loan interest income	55	48
Other	44	19
Total deferred tax assets	4,724	4,329

Deferred tax liabilities:
Loan origination costs	(590)	(477)
Depreciation	(394)	(434)
Other	(68)	(35)
Total deferred tax liabilities	(1,052)	(946)

Net deferred tax asset	$3,672	$3,383

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible.  At December 31, 2018, management reevaluated all positive and negative evidence that existed and concluded all deferred tax assets are realizable.  Therefore, no valuation allowance is necessary.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions.  The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2015 and for state taxing authorities for tax years prior to 2014.

There were no significant unrealized tax benefits recorded as of December 31, 2018, 2017 and 2016, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

Note 9. Commitments and Contingencies

Lease Commitments: The Company leases its headquarters and office facilities from nonaffiliated parties under operating leases. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $2.1 million, $2.0 million, and $1.7 million, respectively.    Rent commitments related to the lease of the Company’s main office and branch facilities, before considering renewal options and additional lessor charges, were as follows:

(In thousands)
2019	$1,709
2020	1,757
2021	1,742
2022	1,685
2023	1,455
Thereafter	2,669
Total	$11,017

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to extend credit	$60,789	$60,748
Standby letter of credit	1,790	1,627
Commercial letter of credit	1,209	1,608
Total undisbursed loan commitments	$63,788	$63,983

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Note 10. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of December 31, 2018, as described further below. Total compensation cost that has been charged against earnings for these plans in 2018, 2017, and 2016 was $969,000, $668,000, and $1,205,000.

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

There were no stock options granted under the 2005 Plan during 2018 or 2017.

A summary of the transactions under the 2005 Plan for the year ended December 31, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except share data)
Outstanding, as of January 1, 2018	335,000	$3.99
Options granted	—	—
Options exercised	(85,000)	2.29
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2018	250,000	4.00	$1,216
Fully vested and expected to vest	249,500	3.99	$1,216
Vested	248,000	$3.97	$1,216

Information related to the 2005 Plan for the periods indicated follows:

	Year Ended December 31,
	2018	2017	2016
Intrinsic value of options exercised	$634	$175	$71
Cash received from option exercises	195	142	76
Tax benefit realized from option exercised	—	—	—

There were no shares available for grant under the 2005 Plan as of December 31, 2018. The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at December 31, 2018 was 2.71 years. The weighted average remaining contractual term of stock options that were exercisable at December 31, 2018 was 2.68 years.

As of December 31, 2018, the Company had approximately $1,691 of unrecognized compensation costs related to unvested stock options under the 2005 Plan. The Company expects to recognize these costs over a weighted average period of 0.42 year.

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

The exercise prices of stock options granted under the plan may not be less than 100 percent of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during 2018 or 2017.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. Awards which were granted in 2018 and 2017 vest either immediately or at the end of three years from the date of the grant.  Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options outstandings under the 2010 Plan for the year ended December 31, 2018 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except share data)
Outstanding, as of January 1, 2018	795,000	$4.22
Options granted	—	—
Options exercised	(175,000)	2.96
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2018	620,000	4.57	$2,664
Fully vested and expected to vest	597,500	4.44	$2,645
Vested	530,000	$3.99	$2,586

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
	2018	2017	2016
Intrinsic value of options exercised	$1,338	$497	$125
Cash received from option exercises	519	285	81
Tax benefit realized from option exercised	286	209	38

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at December 31, 2018 was 2.88 years. The weighted average remaining contractual term of stock options that were exercisable at December 31, 2018 was 2.48 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the year ended December 31, 2018 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(Dollars in thousands, except share data)
Non-vested, as of January 1, 2018	453,500	$5.95
Awards granted	148,178	12.70
Awards vested	(145,678)	5.93
Awards forfeited	(20,000)	7.49
Non-vested, as of December 31, 2018	436,000	$8.19	$3,867,320

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
	2018	2017	2016
Tax benefit realized from awards vested	$291	$615	$483

There were 90,427 shares available for grant under the 2010 Plan as of December 31, 2018 (in either stock options or restricted stock awards). As of December 31, 2018, the Company had approximately $3.1 million of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.75 years.

Note 11. Employee Benefit Plan

The Company established a 401(k) profit sharing plan (the “401(k) Plan”) which is open to all eligible employees who are at least 21 years old and have completed 90 days of service. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $481,000, $420,000, and $375,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. $733,000, or 1.5% of total revenues in 2018, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. $1.2 million, or 2.4% of total revenues in 2018, of service charges on deposits is from overdraft and NSF fees.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $328,000, or 0.7% of total revenues for year ended December 31, 2018, is included in other income in noninterest income.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017 are summarized below:

		Fair Value Measuring Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
As of December 31, 2018:
U.S. Government sponsored agency securities	$6,906	$—	$6,906	$—
Mortgage-backed securities - residential	14,129	—	14,129	—
Collateralized mortgage obligations	34,301	—	34,301	—
Other investments:
Mutual fund - CRA qualified	2,488	2,488	—	—

As of December 31, 2017:
U.S. Government sponsored agency securities	$6,932	$—	$6,932	$—
Mortgage-backed securities - residential	13,941	—	13,941	—
Collateralized mortgage obligations	18,113	—	18,113	—
Other securities	2,486	—	2,486	—

There were no transfers between level 1 and level 2 during  2018 or 2017. There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2018 or 2017.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value, at December 31, 2018 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
	(Dollars in thousands)
As of December 31, 2018:
Financial Assets:
Cash and cash equivalents	$77,726	$77,726	$—	$—	$77,726
Loans held for sale	752	—	806	—	806
Loans receivable, net	865,423	—	—	862,394	862,394
Accrued interest receivable	3,068	44	240	2,784	3,068
Other investments:
FHLB and PCBB stock	4,772	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$905,176	$—	$904,466	$—	$904,466
Accrued interest payable	1,715	—	1,715	—	1,715

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2017 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
	(Dollars in thousands)
As of December 31, 2017:
Financial Assets:
Cash and cash equivalents	$63,250	$63,250	$—	$—	$63,250
Loans held for sale	15,739	—	17,203	—	17,203
Loans receivable, net	738,884	—	—	731,437	731,437
Accrued interest receivable	2,463	—	189	2,274	2,463
Other investments:
FHLB and PCBB stock	4,287	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$773,306	$—	$773,072	$—	$773,072
FHLB Advances	25,000	—	25,000	—	25,000
Accrued interest payable	423	—	423	—	423

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

Note 14. Regulatory Capital Matters

Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffers for 2016, 2017 and 2018 are 0.625%, 1.25% and 1.875%, respectively. Management believes as of December 31, 2018 and 2017, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$139,593	16.26%	N/A	N/A	N/A	N/A
Bank	139,538	16.25%	68,686	8.00%	85,857	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	51,514	6.00%	68,686	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	38,636	4.50%	55,807	6.50%
Tier 1 capital (to average assets)
Consolidated	129,893	12.88%	N/A	N/A	N/A	N/A
Bank	129,838	12.87%	40,346	4.00%	50,432	5.00%

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017:
Total capital (to risk-weighted assets)
Consolidated	$100,713	13.49%	$59,729	8.00%	N/A	N/A
Bank	100,648	13.48%	59,726	8.00%	74,658	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	91,510	12.26%	44,797	6.00%	N/A	N/A
Bank	91,445	12.25%	44,795	6.00%	59,726	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	91,510	12.26%	33,597	4.50%	N/A	N/A
Bank	91,445	12.25%	33,596	4.50%	48,528	6.50%
Tier 1 capital (to average assets)
Consolidated	91,510	10.46%	35,009	4.00%	N/A	N/A
Bank	91,445	10.45%	35,007	4.00%	43,759	5.00%

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

	Year Ended
	December 31,
(Dollars in thousands, except share data)	2018	2017	2016
Basic
Net income	$14,253	$9,236	$7,425
Undistributed earnings allocated to participating securities	(422)	(366)	(402)
Net income allocated to common shares	13,831	8,870	7,023
Weighted average common shares outstanding	15,104,939	13,063,344	12,788,378
Basic earnings per common share	$0.92	$0.68	$0.55
Diluted
Net income allocated to common shares	$13,831	$8,870	$7,023
Weighted average common shares outstanding for basic earnings per common share	15,104,939	13,063,344	12,788,378
Add: Dilutive effects of assumed exercises of stock options	446,124	422,447	369,777
Average shares and dilutive potential common shares	15,551,063	13,485,791	13,158,155
Diluted earnings per common share	$0.89	$0.66	$0.53

No share of common stock were antidilutive for year ended December 31, 2018. Stock options and restricted stock awards for 220,000 and 305,000 shares of common stock were not considered in computing diluted earnings per common share for year ended December 31, 2017 and 2015, respectively, because they were antidilutive.

Note 16. Condensed financial Statements of Parent Company

The following presents the unconsolidated condensed financial statements of only the parent company, OP Bancorp, as of December 31, 2018 and 2017:

CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Investment in banking subsidiaries	$129,732	$91,415
Other assets	55	65
Total assets	$129,787	$91,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity	129,787	91,480
Total liabilities and shareholders' equity	$129,787	$91,480

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Other expense	$134	$38	$144

Income before income tax and undistributed subsidiary income	(134)	(38)	(144)
Income tax benefit	(40)	(16)	(59)
Equity in undistributed subsidiary income	14,347	9,258	7,510

Net income	$14,253	$9,236	$7,425

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Cash flows from operating activities
Net income	$14,253	$9,236
Adjustments:
Equity in undistributed subsidiary income	(14,347)	(9,258)
Change in other	94	22
Net cash from operating activities	—	—

Cash flows from investing activities
Investment in subsidiaries	—	—
Net cash from investing activities	—	—

Cash flows from financing activities
Proceeds from subsidiaries	—	—
Net cash from financing activities	—	—

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$—	$—

Note 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data follows for the three months ended:

	2018 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$11,180	$12,062	$13,006	$13,820
Interest expense	1,621	2,075	2,521	2,894
Net interest income before provision for loan losses	9,559	9,987	10,485	10,926
Provision for loan losses	575	33	439	220
Net interest income after provision for loan losses	8,984	9,954	10,046	10,706
Noninterest income	2,212	2,783	2,284	2,050
Noninterest expense	6,811	7,478	7,705	7,568
Income before income tax provision	4,385	5,259	4,625	5,188
Income tax provision	1,169	1,468	1,144	1,423
Net income	$3,216	$3,791	$3,481	$3,765

Basic earnings per common share	$0.23	$0.24	$0.22	$0.23
Diluted earnings per common share	$0.22	$0.23	$0.21	$0.23

	2017 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$9,186	$9,601	$10,419	$11,077
Interest expense	979	1,007	1,211	1,376
Net interest income before provision for loan losses	8,207	8,594	9,208	9,701
Provision for loan losses	541	170	278	322
Net interest income after provision for loan losses	7,666	8,424	8,930	9,379
Noninterest income	2,244	2,209	2,255	2,278
Noninterest expense	6,390	6,552	6,744	6,571
Income before income tax provision	3,520	4,081	4,441	5,086
Income tax provision	1,375	1,618	1,713	3,186
Net income	$2,145	$2,463	$2,728	$1,900

Basic earnings per common share	$0.16	$0.18	$0.20	$0.14
Diluted earnings per common share	$0.15	$0.18	$0.19	$0.13