Form 10-K/A
period 2018-12-31
OP Bancorp
filed 2019-04-30
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the OP Bancorp Annual Report on Form 10-K for the fiscal year ending December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2018.

Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rules 13a-14(a) and 15d-14(a) of the Exchange Act, and Part IV, Item 15(a)(3) of the Original Filing and the certificates filed with the Original Filing are hereby amended and restated in its entirety accordingly.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a data subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

As used in this Amendment No. 1, unless the context suggests otherwise, the words “the Company”, “we”, “our”, and “us”, refer to OP Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The board of directors

The Board of Directors oversees our business and monitors the performance of management. In accordance with corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through, among other things, discussions with the Chief Executive Officer, other key executives and our principal outside advisors (legal counsel, outside auditors, and other consultants), by reading reports and other materials that we send them and by participating in Board and committee meetings.

Pursuant to OP Bancorp’s Articles of Incorporation and Bylaws, our Board of Directors is authorized to have not less than seven members nor more than 13 members, and is currently comprised of eight members. The exact number of directors may be fixed from time to time within the range set forth in our Bylaws by a Bylaw or amendment thereof duly adopted by the vote of a majority of the shares entitled to vote represented at a duly held meeting at which a quorum is present, or by the written consent of the holders of a majority of the outstanding shares entitled to vote, or by resolution of our Board. Our Board of Directors has affirmatively determined that seven of our eight current directors qualify as independent directors based upon the rules of the Nasdaq Stock Market and the SEC. There are no arrangements or understandings between any of the directors and any other person pursuant to which he or she was selected as a director.

The following provides biographical information for our directors, including their names, ages and year in which they began serving as a director of the Company (or the Bank prior to the Company’s formation in 2016). All of the directors of Open Bank became members of the OP Bancorp board of directors when we reorganized into our present bank holding company structure in 2016. The age indicated in each director’s biography is as of March 31, 2019.

Brian Choi. Mr. Choi, age 69, a director of the Bank since 2008, has served as the Chairman of the Board of the Bank since 2010, and OP Bancorp since 2016. Mr. Choi has served as Chairman and Chief Executive Officer of Universal Financing Corporation since 1991, and as Chairman and Chief Executive Officer of Ehese Investments, LLC since 2001. Mr. Choi has previous experience as a bank director with Alaska First Bank & Trust (formerly First Interstate Bank of Alaska) where he served on the Board from 1999 through 2008. He was the president of the Korean Community of Anchorage, Alaska from 2003 to 2004. He was the President of the Korean Christian Businessmen’s Committee of North America from 2006 to 2008. He also served as the President of the Federation of Korean American Association of Northwest States of United States of America, which included Oregon, Washington, Idaho, Montana, and Alaska from 2010 to 2012. Mr. Choi is a graduate of Korea University where he received a Bachelor of Science in Political Science and Foreign Relations. Mr. Choi contributes to the Board over 16 years of leadership and substantial experience in the community banking industry. He brings a wide-ranging understanding of the bank management, finance and operations. His leadership ability, judgment and prior business executive experience led the Board to elect him as Chairman of the Board.

Ernest E. Dow. Mr. Dow, age 69, has served as a member of the Board since the founding of the Bank in 2005. He is a Certified Public Accountant and a Principal of Dow & Sohn CPAs. He has maintained his accounting practice for the past 35 years providing accounting, auditing, tax and business consulting services for international and local companies operating in Southern California. Mr. Dow served as a director for Pacific Union Bank from May 2003 until the bank’s acquisition by Hanmi Bank in April 2004. Mr. Dow is a member of the California Society of Certified Public Accountants. Mr. Dow obtained his Bachelor of Science from California State University, Northridge, in 1976. Mr. Dow’s significant accounting experience provides among other things in-depth knowledge of generally accepted accounting principles and auditing standards to the Board. Mr. Dow was a member of Choi Dow Ivan Hong & Lee Accountancy Corporation (“CDIH&L”) from August 1992 to December 2007. In July 2008, the SEC entered an order finding that (i) CDIH&L and Dow did not possess the requisite qualifications to represent others and (ii) CDIH&L willfully violated Section 102(a) of the Sarbanes-Oxley Act of 2002. The order related to the failure of CDIH&L to register with the Public Company Accounting Oversight Board (“PCAOB”) in connection with the preparation and issuance of an audit report with respect to a public company client in December 2004, and

Mr. Dow’s participation in the preparation and issuance of such audit report. Under the order, CDIH&L was denied the privilege of practicing before the SEC and Mr. Dow was personally censured. However, Mr. Dow was permitted to continue to practice before the SEC as an independent accountant, provided that (i) the public accounting firm with which he is associated is registered with the PCAOB in accordance with the Exchange Act, and such registration continues to be effective, and (ii) he has submitted to the SEC staff the PCAOB’s letter notifying the public accounting firm with which he is associated that its registration application has been approved. Mr. Dow failed to report the SEC order to the California State Board of Accountancy (“CBA”) and as a result he was reprimanded and place on three-years’ probation under a settlement agreement reached with the CBA. The probationary period was completed on June 30, 2013.

Jason Hwang. Mr. Hwang, age 69, a director of the Bank since 2005, is a certified public accountant and the owner of the accounting firm, Jason Hwang CPA, which he founded in 1983. In addition, he is a registered representative providing financial planning for his clients. He holds General Securities Registered Representative (Series 7), license. He actively supports local civic and community organizations. From 1975 to 2012, he served as Director of Korean-American Scholarship Fund and from 1996 to 1999, he served as Director of Korean-American National Museum in Los Angeles, California. He obtained his B.S. in Accounting from California State University, Los Angeles. Mr. Hwang’s significant accounting experience provides among other things in-depth knowledge of generally accepted accounting principles and auditing standards to the Board as well as extensive understanding of corporate and personal financial planning and he is particularly suited to serve as Chair of the audit committee. He also contributes valuable insights from the local business community as a result of his involvement in local community organizations.

Soo Hun Jung, M.D. Dr. Jung, age 69, has served as a Board member since the founding of the Bank in 2005. He is a medical doctor who has been in private medical practice since 1982. Dr. Jung obtained his medical degree from Pusan National University College of Medicine, Pusan, South Korea, in 1975. He subsequently completed his general surgery internship at Mount Sinai Hospital, New York, in 1979 and his internal medicine residency at Hospital of the Good Samaritan (affiliated with U.S.C. Medical School) Los Angeles, in 1982. Dr. Jung is affiliated with various hospitals and medical associations. He is a Member of the Board of Good Samaritan Medical Practice Association; Good Samaritan Hospital, and Korean-American Medical Group. In addition, he is a member of American Medical Association, American College of Physicians, and Korean Medical Association. He serves as Clinical Assistant Professor of Medicine for U.S.C. School of Medicine. As a long-term member of the Board, Mr. Jung has a broad based understanding of the Company and the Bank and is deeply committed to the community through his medical practice and affiliations with medical organizations and associations.

Min J. Kim. Ms. Kim, age 59, has served as the President and Chief Executive Officer and a member of the Board of the Company and the Bank since April 2010. She has over 35 years of banking experience in the Korean banking community. Prior to joining the Bank, she served as Chief Executive Officer and President of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc) for three and half years assuming those positions in 2006. From 1996 to March 2006, Ms. Kim served in various executive positions with Nara Bancorp and Nara Bank, including Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, and Senior Vice President and Chief Credit Administrator. Prior to joining Nara Bancorp and Nara Bank in 1995, Ms. Kim served in numerous positions with Hanmi Bank, including Vice President and Manager of the Western Street Branch of Hanmi Bank in Los Angeles from 1985 to 1995. Ms. Kim has a Bachelor of Sciences degree in Finance from the University of Southern California. Ms. Kim contributes to the Board her breadth of knowledge of the Company’s bank business, markets, community and culture. She provides the Board with an overall perspective of all facets of the Company’s business, financial condition and strategic direction.

Ock Hee Kim. Mrs. Kim, age 77, has served as a member of the Board since the founding of the Bank in 2005. She was the owner of Lily’s Dress Co., an apparel manufacturing company she founded in 1974 for 30 years. Mrs. Kim is actively involved in the L.A. Central Lions Club. Mrs. Kim serves as a deaconess in Torrance Presbyterian Church. Mrs. Kim obtained her Bachelor of Arts degree in Music from Kyung Hee University in Seoul, Korea. Ms. Kim brings a valuable perspective to the Board as result of her over 30 years of experience in the apparel and garment business which is an important industry in our downtown Los Angeles and Koreatown marketing areas, as well as and her involvement in local community activities.

Myung Ja (Susan) Park. Ms. Park, age 71, has served as a Board member since the founding of the Bank in 2005. She is the owner and President of LP Royal Import LLC, an importer and national distributor of craft and wedding accessories. Ms. Park is also the current President of Park & Park, a property investment company. She is previously the President of Royal Accessories, an importer of artificial flowers and bridal accessories, a company she founded in 1986. From 1977 to 2003, Ms. Park was the sole shareholder and Chief Executive Officer of Showroom 3, Inc., a manufacturer of wedding accessories based in China. Over that same time period, Ms. Park was co-owner of B. B. World Corp, a leading importer/exporter and nationwide distributor of artificial flowers and wedding accessories. Ms. Park has been an active member of her community and served as the Vice President of the Korean Business and Professional Women’s Association. She also served as the Chairwoman of the Fundraising Board of the Children of Afghanistan Relief Initiative for World Vision. Ms. Park contributes to the Board over 40 years of experience and knowledge of the import/export business, and is passionate about serving the needs of the Korean-American community.

Yong Sin Shin. Ms. Shin, age 59, has served as a Board member since the founding of the Bank in 2005. She is the President and Secretary of CJS Groups Inc (DBA Bicici & Coty Fashion), an apparel manufacturer and wholesaler in Los Angeles, California which she founded in 1994. Ms. Shin was a fashion designer and co-manager of Coty Fashion in Sao Paulo, Brazil, from 1985 to 1994. Ms. Shin obtained her Bachelor of Science in Dietary Nutrition from University of Sao Paulo, Sao Paulo, Brazil, in 1982. Ms. Shin co-founded her own manufacturing and wholesale business in Los Angeles, California and contributes to the Board her substantial business acumen developed though years of proven entrepreneurial success. Also as an active member of the Korean American Chamber of Commerce in Los Angeles she brings to the Board various business and cultural insights from the local community.

Board Leadership Structure

The Board of Directors is committed to maintaining an independent Board, and for many years a majority of the Board has been comprised of independent directors. Further, it is the practice of the Company to separate the roles of Chairman of the Board and Chief Executive Officer in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting our strategic direction and the day-to-day leadership and performance. The Chairman of the Board provides guidance to the Chief Executive Officer, sets the agenda for Board meetings, presides over meetings of the full Board (including executive sessions), and facilitates communication among the independent directors and between the independent directors and the Chief Executive Officer. The Board further believes that the separation of the duties of the Chief Executive Officer and the Chairman of the Board eliminates any inherent conflict of interest that may arise when the roles are combined, and that an independent director who has not served as an executive of the Company can best provide the necessary leadership and objectivity required as Chairman of the Board.

Compensation Committee Interlocks and Insider Participation

None of the members of our Human Resources & Compensation Committee will be or will have been one of our officers or employees. In addition, none of our executive officers serves or has served as a member of the compensation committee or other Board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Human Resources & Compensation Committee.

Risk Management and Oversight

The Board of Directors has ultimate authority and responsibility for overseeing our risk management. The Board of Directors monitors, reviews and reacts to material enterprise risks identified by management. The Board receives specific reports from executive management on financial, credit, liquidity, interest rate, capital, operational, legal compliance and reputation risks and the degree of exposure to those risks. The Board helps ensure that management is properly focused on risk by, among other things, reviewing and discussing the performance of senior management and business line leaders. Board committees have responsibility for risk oversight in specific areas. The Audit Committee oversees financial, accounting and internal control risk management policies. The Human Resources & Compensation Committee assesses and monitors risks in our compensation program. The Nomination & Governance Committee oversees the nomination and evaluation of the Board and is responsible for overseeing our corporate governance principles. The Bank’s Risk and Compliance Committee oversees the risk and compliance programs, adherence to management policies and procedures, compliance with regulatory requirements and information technology strategies and activities. The Bank’s Loan & Credit Policy Committee is primarily responsible for credit and other risks arising in connection with our lending activities, which includes overseeing management committees that also address these risks. The Bank’s Asset/Liability Management Committee monitors our interest rate risk, with the goal of structuring our asset-liability composition to maximize net interest income while minimizing the adverse impact of changes in interest rates on net interest income and capital.

Committees of the Board

Our Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include the Audit Committee, the Human Resource & Compensation Committee, and the Nomination & Governance Committee. Our Board of Directors also may establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our articles and bylaws.

Audit Committee

The Company has a separately designated standing Audit Committee as required by the rules of the Nasdaq Stock Market. The Audit Committee charter adopted by the Board sets out the responsibilities, authority and specific duties of the Audit Committee. The Audit Committee charter is available on the Company’s website at www.myopenbank.com under the “Investor Relations” tab.

The responsibilities of the Audit Committee include the following:

•	oversee the quality and integrity of regulatory and financial accounting, financial statements, financial reporting processes and systems of internal accounting and financial controls;
•

oversee the annual independent audit of the Company’s financial statements and internal control over financial reporting, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications, independence and performance;

•	oversee and retain internal audit and/or outsourced internal audit and review;
•	oversee the performance of our internal/external audit function and independent registered public accounting firm;
•	approve related-person transactions subject to Item 404 of Regulation S-K; and
•	review and discuss the annual audited financial statements with management and the independent auditors prior to publishing the annual report and filing the Annual Report on Form 10-K with the SEC.

Each member of the Audit Committee meets the independence criteria as defined by applicable rules and regulations of the SEC for audit committee membership and is independent and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The members of the Audit Committee are Brian Choi, Jason Hwang (committee chair), Soo Hun Jung, M.D., Ock Hee Kim, Myung Ja (Susan) Park, and Yong Sin Shin. The Audit Committee met five times in 2018.

In 2018, the Board of Directors has determined that Jason Hwang has: (i) an understanding of generally accepted accounting principles and financial statements; (ii) an ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) an experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.

Therefore, in 2018, the Board determined that Mr. Hwang meets the definition of “audit committee financial expert” under the applicable rules and regulations of the SEC and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”). The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Human Resources & Compensation Committee

The Company has a separately designated Human Resources & Compensation Committee (“HRCC”), which consists entirely of independent directors as defined by the applicable rules and regulations of the Nasdaq Stock Market. The Human Resources & Compensation Committee has adopted a charter, which is available on our website at www.myopenbank.com under the “Investor Relations” tab. The Human Resources & Compensation Committee has the following responsibilities:

•

annually review the Company’s competitive position for each component of the overall human resource and compensation plan (especially base salary, annual incentives, long term incentives, and supplemental executive benefit programs);

•	review trends in compensation in all industries;
•

annually review with the Chief Executive Officer, the Company’s compensation strategy to assure that the Chief Executive Officer and the management team (senior vice president and above) and their compensation is in relation to their contributions to the Company’s growth, profitability, and meeting strategic goals;

•

annually review and recommend for approval to the Board the overall performance and total compensation for the Chief Executive Officer, including agreed upon goals and objectives relevant to the Chief Executive Officer’s compensation, evaluate the performance of the Chief Executive Officer in light of those goals and objectives, and set the Chief Executive Officer’s compensation level based upon this evaluation, taking into consideration the Company’s performance and relative shareholder return, and the value of similar incentive awards to Chief Executive Officers at comparable companies;

•

annually review and recommend to the Board the annual director’s compensation and any additional compensation for services on committees of the Board, service as a committee or Board chairman, meeting fees or any other benefit payable by virtue of the director’s position as a member of the Board;

•

evaluate and approve recommendations from the Chief Executive Officer regarding compensation and other employment related matters such as hiring, promotions, terminations or severance payments for all executive vice presidents, and post review of recommendations from the CEO regarding compensation and other employment related matters such as hiring, compensation, promotions, terminations or severance payments for all senior vice presidents;

•

periodically review and recommend to the Board all matters pertaining to broad based benefit plans of the Company, equity plans, senior management or director bonus plans and pension plans and performance based plans;

•	review, establish and modify, as it sees fit, all employment policies and procedures related to officers and directors;
•

administer the annual executive incentive compensation plan in a manner consistent with the Company’s compensation strategy including the following incentive plan elements: eligibility and participation; annual allocation and actual award of equity incentive grants paid to the Chief Executive Officer and the members of the management team; corporate financial goals as the relate to total compensation; total funds reserved for payment under the plan; and annual review of the incentive equity and cash management incentive plan;

•

recommend to the Board for approval of the submission to shareholders of all new equity-related incentive plans, and administer the Company’s long term incentive programs in a manner consistent with the terms of the plans including the following: eligibility; vesting terms and conditions; and total shares reserved for grants;

•	annually review the Chief Executive Officer and management succession plan;
•

in consultation with management, oversee regulatory compliance with respect to compensation matters, including overseeing the Company’s policies on structuring compensation programs to preserve tax deductibility;

•	perform any other duties or responsibilities the Board may expressly delegate to the committee from time to time on matters relating to the Company’s compensation programs; and
•	review and approve general employee welfare benefit plans and other plans on an as needed basis.

The members of the Human Resources & Compensation Committee are Brian Choi, Jason Hwang, Soo Hun Jung, M.D. (committee chair), Ock Hee Kim, Myung Ja (Susan) Park, and Yong Sin Shin. The Committee met five times in 2018.

Nomination & Governance Committee

The Company has a separately designated the Nomination & Governance Committee, which consists of entirely independent directors as defined by the applicable rules and regulations of the Nasdaq Stock Market. The Nomination & Governance Committee has adopted a charter, which is available on the Company’s website at www.myopenbank.com under the “Investor Relations” tab.

The purposes of the Nomination & Governance Committee include the following responsibilities:

•	identifying individuals qualified to become Board members;
•	recommend to the Board director nominees for election at each annual meeting of shareholders or to fill vacancies on the Board;
•	formulate and recommend for adoption by the full Board a policy for consideration of nominees for election to the Board who are recommended by shareholders of the Company;
•	consider candidates recommended by the shareholders of the Company in accordance with the Board’s policy for such consideration;
•

consider the certain qualifications and factors when evaluating and selecting potential new directors in accordance with the Corporate Governance Guidelines, see “Corporate Governance and Board Matters – Nomination of Directors”;

•

in considering diversity of the Board (in all aspects of the term) as a criteria for selecting nominees to the Board the committee shall take into account various factors and perspectives, including differences of viewpoint, high quality business and professional experience, education, skills and other individual qualities and attributes that contribute to Board heterogeneity, as well as race, gender and national origin; and

•

consider the impact of a material change in qualifications of a director arising from the retirement or a change in the principal occupation, position or responsibility of a director as such a change relates to continued service on the Board;

•

evaluate Board performance and annually review the appropriate skills and characteristics required of Board members in the context of the current make-up or the Board, including such factors as business and professional experience, diversity and personal skills in finance, real estate capital markets, government regulation, financial reporting and other areas that are expected to contribute to an effective Board;

•

review the effectiveness, structure and operation of committees of the Board and the qualifications of members of the Board committees, and recommend to the Board the directors to serve or be removed as members of each committee and to recommend additional committee members to fill any vacancies;

•

develop for Board approval a set of corporate governance guidelines applicable to the Company and its subsidiary, periodically review and assess these and their application, and recommend to the Board any changes that the Committee deems appropriate; and

•

develop for Board approval the Code of Business Conduct and Business Ethics Policy and periodically review and assess the codes and their application, and recommend to the Board any changes that the committee deems appropriate.

The members of the Nomination & Governance Committee are Brian Choi (committee chair), Ernest E. Dow, Jason Hwang, Soo Hun Jung, M.D, and Ock Hee Kim. The Committee met three times during 2018.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers, including their names, ages and positions:

Name	Age	Position
Min J. Kim	59	President and Chief Executive Officer of the Company and the Bank
Christine Y. Oh	52	Executive Vice President and Chief Financial Officer of the Company and the Bank
Steve K. Park	54	Executive Vice President and Chief Credit Officer of the Bank
Ki Won Yoon	58	Executive Vice President and Chief Lending Officer of the Bank
Kathrine Duncan	62	Executive Vice President and Chief Risk Officer of the Bank

The business experience of each of our executive officers, other than Ms. Kim, is set forth below. Biographical information for Ms. Kim is included under “The Board of Directors” section above. No executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other executive officer or any of our current directors. There are no arrangements or understandings between any of the officers and any other person pursuant to which he or she was selected as an officer.

Christine Y. Oh. Ms. Oh was appointed Executive Vice President and Chief Financial Officer of the Bank in July 2010 and of the Company in March 2016. Ms. Oh has over 27 years of banking experience. Prior to joining the Bank, from January 2010 to July 2010 she served as Interim Chief Financial Officer and Controller of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc), headquartered in Los Angeles, California. Prior to assuming those positions, Ms. Oh served as Senior Vice President and Controller of Nara Bancorp and Nara Bank to positions she assumed in 2003. Ms. Oh served as Interim Chief Financial Officer of Nara Bancorp and Nara Bank from March 2005 to July 2005. She joined Nara Bank in 1993. Prior to joining Nara Bank, Ms. Oh was a credit analyst at Center Bank. She is currently serving as a director at Korean-American Family Services, a non-profit organization. Ms. Oh has a Bachelor of Science in Accounting from California State University, Northridge.

Steve K. Park. Mr. Park has served as Executive Vice President and Chief Credit Officer of the Bank since June 2010. Mr. Park has over 28 years of banking experience. Prior to joining the Bank, he served as Executive Vice President and Chief Credit Officer for the five years at Commonwealth Business Bank, Los Angeles, California. From 2000 to 2004, Mr. Park was Senior Vice President and SBA Loan Manager at Hanmi Bank, Los Angeles. Prior to joining Hanmi, Mr. Park was Vice President, Commercial Loan Manager for one year and SBA Loan Manager for four years at Saehan Bank, Los Angeles. Mr. Park has a Bachelor of Arts in Economics from the University of California, Berkeley.

Ki Won Yoon. Ms. Yoon has served as Executive Vice President and Chief Lending Officer since October 2013. Ms. Yoon has over 30 years of relevant lending experience, with strong ties in the Korean-American business community. Prior to joining Open Bank, Ms. Yoon was District Manager at BBCN Bank (now Bank of Hope and Hope Bancorp Inc), which she joined in 1999, and where she managed a loan portfolio of over $450 million. Ms. Yoon has a Bachelor of Arts in Food & Nutrition from Sook Myung Women’s University.

Kathrine Duncan. Kathrine Duncan joined the Bank in April 2010 as Executive Vice President and Chief Risk Officer. Ms. Duncan has over 35 years of banking experience. Prior to joining the Bank, Ms. Duncan had a consulting business performing audits, compliance/CRA reviews and writing policies. From 2005 to 2009, she was Senior Vice President, Chief Corporate Services Officer at Nara Bank (now Bank of Hope and Hope Bancorp Inc.) Los Angeles, California. Prior to joining Nara Bank, she was Senior Vice President and Director of General and Administrative Services at Pacific Premier Bank from 2000 to 2005. Prior to joining Pacific Premier Bank, Ms. Duncan was Senior Vice President, Risk Management Group at Hawthorne Savings (acquired) from 1994 to 2000. Prior to 1994, she was Vice President, Audit, Compliance, CRA at East-West Bank. Ms. Duncan has a Masters of Arts in Leadership and Organizational Studies from Azusa Pacific University and a Bachelor of Science in Business Administration from California State University, Los Angeles.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company became subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, on March 27, 2018. Section 16(a) requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. They are required by SEC rules and regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with since March 27, 2018.

Corporate Governance and Board Matters

The Board of Directors is committed to good business practices, transparency in financial reporting and the highest level of corporate governance. To that end, the Board continually reviews its governance policies and practices, as well as the requirements of the Sarbanes‑Oxley Act of 2002 and the listing standards of the Nasdaq Stock Market, to help ensure that such policies and practices are compliant and up to date.

Board of Directors

Board Independence

In 2018 seven out of eight members of the Board of Directors were independent directors, as defined by the applicable rules and regulations of the Nasdaq Stock Market, as follows:

Brian Choi, Chairman of the Board

Ernest E. Dow

Jason Hwang

Soo Hun Jung, M.D.

Ock Hee Kim

Myung Ja (Susan) Park

Yong Sin Shin

Board and Committee Meeting Attendance

During the fiscal year ended December 31, 2018, our Board of Directors held a total of 11 meetings. Each incumbent director who was a director during 2018 attended each such meeting and each meeting held by the standing committees of the Board on which such director served.

Director Attendance at Annual Meetings of Shareholders

The Board believes it is important for all directors to attend the Annual Meeting of Shareholders in order to show their support for the Company and to provide an opportunity for shareholders to communicate any concerns to them. The Company’s policy is to encourage, but not require, attendance by each director at the Company’s Annual Meeting of Shareholders. All of the directors of the Company are encouraged to attend the Annual Meeting of Shareholders and at the 2018 Annual Meeting of Shareholders all of our directors were in attendance.

Communications with the Board

Shareholders may communicate with the Board of Directors, including a committee of the Board or individual directors, by writing to the Corporate Secretary, OP Bancorp, 1000 Wilshire Boulevard, Suite 500, Los Angeles, CA 90017 or delivered via e-mail to christine.oh@myopenbank.com. Each communication from a shareholder should include the following information in order to permit shareholder status to be confirmed and to provide an address to forward a response if deemed appropriate:

•	if the person submitting the communication is a security holder, a statement of the type and amount of the securities of the Company that the person holds;
•

if the person submitting the communication is not a security holder and is submitting the communication to the non-management directors as an interested party, the nature of the person’s interest in the Company;

•	any special interest, meaning an interest not in the capacity of a shareholder of the Company, of the person in the subject matter of the communication; and
•	the address, telephone number and e-mail address, if any, of the person submitting the communication.

Upon receipt, each communication shall be entered into an intake record maintained for this purpose, including the name of the person submitting the communication, the date and time of receipt of the communication, the information concerning the person submitting the communication required to accompany the communication and a brief statement of the subject matter of the communication. The record shall also indicate the action taken with respect to the communication. The Corporate Secretary or her personnel will review all communications to determine whether the communication satisfies the procedural requirements for submission and whether the substance of the communication is of a type that is appropriate for delivery to the Board of Directors under the criteria set forth in our procedures for communications with directors. Communications determined to be appropriate for delivery to directors, shall be assembled and delivered to the directors on a periodic basis. Our procedures regarding the handling of security holder communications were approved by a majority of our independent directors.

Nomination of Directors

The Company has a Nomination & Governance Committee. The duties of the Nomination & Governance Committee include the recommendation of candidates for election to the Company’s Board of Directors.

The Nomination & Governance Committee’s minimum qualifications for a director are persons of high ethical character who have both personal and professional integrity, which is consistent with the image and values of the Company. The Corporate Governance & Nominating Committee considers some or all of the following criteria in considering candidates to serve as directors:

•

commitment to ethical conduct and personal and professional integrity as evidenced through the person’s business associations, service as a director or executive officer or other commitment to ethical conduct and personal and professional integrity as evidenced organizations and/or education;

•	objective perspective and mature judgment developed through business experiences and/or educational endeavors;
•	the candidate’s ability to work with other members of the Board and management to further the Company’s goals and increase shareholder value;
•	the ability and commitment to devote sufficient time to carry out the duties and responsibilities as a director;
•	experience at policy making levels in various organizations and in areas that are relevant to the Company’s activities;
•	the skills and experience of the potential nominee in relation to the capabilities already present on the Board;

•	broad experience in business, finance or administration, and familiarity with national and international business matters;
•	familiarity with the commercial banking industry;
•	prominence and reputation, and ability to enhance the reputation of the Company;
•	activities and associations of each candidate to ensure that there is no legal impediment, conflict of interest, or other consideration that might hinder or prevent service on the Board;
•

in considering diversity of the Board (in all aspects of the term) as a criteria for selecting nominees to the Board the committee shall take into account various factors and perspectives, including differences of viewpoint, high quality business and professional experience, education, skills and other individual qualities and attributes that contribute to Board heterogeneity, as well as race, gender and national origin; and

•

consider the impact of a material change in qualifications of a director arising from the retirement or a change in the principal occupation, position or responsibility of a director as such a change relates to continued service on the Board.

The Nomination & Governance Committee does not have a separate policy for consideration of any director candidates recommended by shareholders. Instead, the Nomination & Governance Committee considers any candidate meeting the requirements for nomination by a shareholder set forth in the Company’s Bylaws (as well as applicable laws and regulations) in the same manner as any other director candidate. The Nomination & Governance Committee believes that requiring shareholder recommendations for director candidates to comply with the requirements for nominations in accordance with the Company’s Bylaws ensures that the Nomination & Governance Committee receives at least the minimum information necessary for it to begin an appropriate evaluation of any such director nominee.

Section 2.4 of the Company’s Bylaws provides that any shareholder must give advance written notice to the Company of an intention to nominate a director at a shareholder meeting. Notice of intention to make any nominations must be made in writing and delivered to the Chief Executive Officer or President at the principal executive offices of the Company no more than 60 days prior to any meeting of shareholders called for the election of directors, and no more than 10 days after the date of notice of such meeting is sent to the shareholders, provided, however, that if only 10 days’ notice of the meeting is given to shareholders such notice of intention to nominate shall be received by the Chief Executive Officer or President of the Company not later than the time fixed in the notice of meeting for the opening of the meeting.

Such notification shall contain the following information to the extent known to the notifying shareholder:  (i) the name and address of each proposed nominee; (ii) the principal occupation of each proposed nominee; (iii) the number of shares of voting stock of the Company owned by each proposed nominee; (iv) the name and residence address of the notifying shareholder; and (v) the number of shares of voting stock of the Company owned by the notifying shareholder. Nominations not made in accordance with the Bylaws shall be disregarded by the chairman of the meeting, and the inspectors of election shall then disregard all votes cast for each such nominee.

Diversity of the Board of Directors

In considering diversity of the Board (in all aspects of that term) as a criteria for selecting nominees in accordance with its charter, the Nomination & Governance Committee takes into account various factors and perspectives, including differences of viewpoint, high quality business and professional experience, education, skills and other individual qualities and attributes that contribute to Board heterogeneity, as well as race, gender and national origin. The Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. The Committee seeks persons with leadership experience in a variety of contexts and industries. The Committee believes that this expansive conceptualization of diversity is the most effective means to implement Board diversity. The Nomination & Governance Committee will assess the effectiveness of this approach as part of its annual review of its charter.

Term of Office

Directors serve for a one-year term or until their successors are elected. The Board does not have term limits, instead preferring to rely upon the evaluation procedures described herein as the primary methods of ensuring that each director continues to act in a manner consistent with the best interests of the shareholders and the Company.

Board Committees

The Board may delegate portions of its responsibilities to committees of its members. These standing committees of the Board meet at regular intervals to attend to their particular areas of responsibility. These committees include: Audit Committee, the Human Resource & Compensation Committee, and the Nomination & Governance Committee. Each member of these committees is independent, as defined by the applicable rules and regulations of the Nasdaq Stock Market. The committee chair determines the agenda, the frequency and the length of the meetings and receives input from committee members.

Executive Sessions

Independent directors meet in executive sessions throughout the year including meeting annually to consider and act upon the recommendation of the Human Resource & Compensation Committee regarding the compensation and performance of the Chief Executive Officer.

Evaluation of Board Performance

A Board assessment and director self-evaluations are conducted annually in accordance with an established evaluation process and includes performance of committees. The Nomination & Governance Committee oversees this process and reviews the assessment and self-evaluation with the full Board.

Management Performance and Compensation

The Human Resource and Compensation Committee reviews and approves the Chief Executive Officer’s evaluation of the top management team on an annual basis. The Board (largely through the Human Resource & Compensation Committee) evaluates the compensation plans for senior management and other employees to ensure they are appropriate, competitive and properly reflect the Company’s objectives and performance.

Code of Business Conduct and Business Ethics Policy

Our Board of Directors has adopted a Code of Business Conduct and Business Ethics Policy that applies to all of our directors and employees. The code provides fundamental ethical principles to which these individuals are expected to adhere to and will operate as a tool to help our directors, officers and employees understand the high ethical standards required for employment by, or association with, our Company. Our Code of Business Conduct and Business Ethics Policy is available on our website at www.myopenbank.com under the “Investor Relations” tab. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website, as well as any other means required by Nasdaq Stock Market rules.

Reporting of Complaints/Concerns Regarding Accounting or Auditing Matters

The Company’s Board of Directors has adopted procedures for receiving and responding to complaints or concerns regarding accounting and auditing matters. These procedures were designed to provide a channel of communication for employees and others who have complaints or concerns regarding accounting or auditing matters involving the Company.

Employee concerns may be communicated in a confidential or anonymous manner to the Audit Committee of the Board. The Audit Committee Chairman will make a determination on the level of inquiry, investigation or disposal of the complaint. All complaints are discussed with the Company’s senior management and monitored by the Audit Committee for handling, investigation and final disposition. The Chairman of the Audit Committee will report the status and disposition of all complaints to the Board of Directors.

Item 11. Executive Compensation.

Our named executive officers for 2018, which consist of our principal executive officer and the company’s two other most highly compensated executive officers, are:

•	Min J. Kim, President and Chief Executive Officer;
•	Christine Y. Oh, Executive Vice President and Chief Financial Officer; and
•	Steve K. Park, Executive Vice President and Chief Credit Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation paid, awarded to, or earned for our fiscal years ended December 31, 2018 and 2017 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards (2)	Option Awards	Non Equity Incentive Plan Compensation (3)	Other Compensation ($) (4)	Total Compensation ($)
Min J. Kim	2018	$452,500	$6,500	$—	$—	$460,000	$32,817	$951,817
President and Chief Executive Officer	2017	$389,737	$57,709	$—	$—	$761,110	$33,209	$1,241,765

Christine Y. Oh	2018	$255,526	$3,673	$127,100	$—	$118,000	$26,657	$530,956
Executive Vice President and Chief Financial Officer	2017	$218,807	$32,608	$—	$—	$180,000	$25,128	$456,543

Steve K. Park	2018	$255,526	$3,673	$127,100		$118,000	$27,036	$531,335
Executive Vice President and Chief Credit Officer	2017	$218,807	$32,608	$—	$—	$155,000	$25,128	$431,543
_______________
(1) Discretionary cash bonus awarded at end of year.

(2) The market value of 10,000 restricted stock units granted to Ms. Oh and Mr. Park on June 21, 2018. Restricted stock units vest at the end of three years from the grant date.  The market value is calculated by multipying the number of restricted stock units by the closing price of our common stcok at the grant date.

(3) Cash bonuses awarded under the Company's Management Incentive Plan, described below. Amounts for 2018 were determined and paid in March 2019.
(4) Other Compensation for the named executive officers for our fiscal year ended December 31, 2018 includes the following:

Name	Perquisites (i)	Company 401(k) Match (ii)	Total “All Other Compensation”
Min J. Kim	$16,800	$16,017	$32,817
Christine Y. Oh	$12,000	$14,657	$26,657
Steve K. Park	$12,000	$15,036	$27,036
_______________
(i) Amount reflect automobile and cell phone allowances.
(ii) Amounts reflect Company matching contribution under the 401(k) Plan.

General

We compensate our named executive officers through a combination of base salary, annual bonuses, equity awards, and other benefits including perquisites. Our Human Resources & Compensation Committee, sometimes referred to as the HRCC, believes the executive compensation packages that we provide to our executives, including the named executive officers, should include both cash and equity compensation that reward performance as measured against established corporate goals. Each element of compensation is designed to achieve a specific purpose and to contribute to a total package that is competitive with similar packages provided by other institutions that compete for the services of individuals like our named executive officers. The Tax Cuts and Jobs Act of 2017 repealed the exemption from Section 162(m) of the Code’s deduction limit for performance-based compensation effective for taxable years beginning after December 31, 2017, such that performance-based compensation paid to our covered executive officers in excess of $1 million will not be deductible in upcoming years, except to the extent grandfathered in under a transition rule. For a greater discussion see “Equity-Based Plans — Section 162(m) of the Internal Revenue Code.”

Chief Executive Officer Agreements

During the periods covered by the Summary Compensation Table and thereafter, we were party to two employment agreements with Ms. Min J. Kim, our President and Chief Executive Officer. The agreements generally describe the position and duties of the Chief Executive Officer, provide for a specified term of employment, describe base salary, bonus opportunity and other benefits and perquisites to which Ms. Kim is entitled, set forth the duties and obligations of each party in the event of a termination of employment prior to expiration of the employment term and provide us with a measure of protection by obligating Ms. Kim to abide by the terms of restrictive covenants during the terms of her employment and thereafter for a specified period of time.

Current Employment Agreement

On November 1, 2017, we entered into an employment agreement that provides for a three-year term and is then automatically renewed each year for a one-year term thereafter unless terminated by either party upon 45 days written notice prior to the end of the then-current term. Ms. Kim receives a base salary of $410,000 with annual minimum increases of 3%, as determined by the Board of Directors’ annual review of executive salaries. In addition to her salary, she is eligible to participate in the annual Management Incentive Plan, and will be entitled to equity award grants in accordance with the Company’s equity incentive plans and as approved by the Board of Directors. The Company provides Ms. Kim, at the same level of cost to other employees, group life, health, accident and disability insurance coverage for herself and her dependents. She is entitled to six weeks paid vacation annually. She receives an automobile allowance in the amount of $1,200 per month. If Ms. Kim’s employment is terminated without Cause she will be entitled to 175% of her base salary paid over a period of 12 months and the Company will pay her COBRA health insurance premiums for 12 months. If Ms. Kim’s employment is terminated by the Company without Cause or she resigns for Good Reason within six months before or two years after a Change in Control, she will be paid 225% of her base salary over 12 months and the Company will pay her COBRA health insurance premiums for 24 months. The agreement provides that if any payments to Ms. Kim are limited by Section 280G of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”), our obligations will be limited to such amounts that results in the greatest amount of the payment that is deductible for federal minimum tax purposes after taking into account all other compensation payments to or for the benefit of Ms. Kim that are included in determining the deductibility of such payments under Section 280G. The agreement contains a non-solicitation provision, whereby Ms. Kim may not solicit the Company’s employees for two years after the termination of her employment.

For purposes of Ms. Kim’s contract the following terms are defined as follows:

“Cause” means: (i) the willful and continuing failure to perform her obligations to the Company; (ii) the conviction of, or plea of nolo contendere to, a crime of embezzlement or fraud or any felony under the laws of the United States or any state thereof; (iii) the breach of fiduciary responsibility; (iv) an act of dishonesty that is injurious to the Company; (v) engagement in one or more unsafe or unsound banking practices that has an adverse effect on the Company; (vi) removal or permanent suspension from banking pursuant to regulatory and other applicable state or federal laws; (vii) an act or omission that leads to a harm (financial or reputational or otherwise) to the Company; or (viii) a material breach of Company policies as may be in effect from time to time.

“Change in Control” means the first to occur of (a) the consummation of the acquisition by any “person” (as such term is defined in Section 13(d) or 14(d) of the Exchange Act) of “beneficial ownership” (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than fifty percent (50%) of the combined voting power of the then outstanding voting securities of the Company; or (b) the consummation by the Company of: (i) a merger, consolidation, or similar transaction if the Company’s shareholders immediately before such merger or consolidation do not, as a result of such merger or consolidation, own, directly or indirectly, more than fifty percent (50%) of the combined voting power of the then outstanding voting securities of the entity resulting from such merger, consolidation or similar transaction in substantially the same proportion as their ownership of the combined voting power of the voting securities of the Company outstanding immediately before such merger or consolidation; or (ii) a complete liquidation or dissolution of, or an agreement for the sale or other disposition of all or substantially all of the assets of, the Company (including a transaction described in clause (a) or (b) as if applicable to the Bank or a sale of substantially all of the Bank’s assets). Notwithstanding any provision of this definition to the contrary, a Change in Control shall not be deemed to have occurred solely because more than fifty percent (50%) of the combined voting power of the then outstanding securities of the Company are acquired by (i) a trustee or other fiduciary holding securities under one or more employee benefit plans maintained by the Company or an affiliate thereof or (ii) any corporation that, immediately prior to such acquisition, is owned directly or indirectly by the Company’s shareholders in the same proportion as their ownership of “Voting Securities” immediately prior to such acquisition. Further, notwithstanding any provision of this definition to the contrary, in the event that any amount or benefit under the agreement constitutes deferred compensation under the Section 409A of the Internal Revenue Code and the settlement of or distribution of such amount or benefit is to be triggered by a change in control, then such settlement or distribution shall be subject to the event constituting the change in control also constituting a “change in control event” (as defined in Section 409A).

“Good Reason” means the occurrence of any one of the following events, unless Ms. Kim agrees in writing that such event shall not constitute “Good Reason”: (i) a material, adverse change in the nature, scope, or status of Ms. Kim’s position, authorities, or duties from those in effect immediately prior to the applicable change in control; (ii) a material reduction in her aggregate compensation or benefits in effect immediately prior to the applicable Change in Control; or (iii) a relocation of Ms. Kim’s primary place of employment of more than fifty (50) miles from the her primary place of employment immediately prior to the applicable Change in Control. Prior to the Ms. Kim’s termination of service for Good Reason, Ms. Kim must give the Company written notice of the existence of the condition that gives rise to an event of a Good Reason within 90 days of its occurrence and then the Company has 30 days to cure the situation.

Prior Employment Agreement.

Previously, we entered into an employment agreement with Ms. Kim, dated as of April 1, 2014, which provided for a term of seven years. Under the agreement Ms. Kim’s annual base salary was $350,000 with a minimum annual increase of 3% per year on each anniversary date. She was entitled to bonuses equal to 5% of the Bank’s gross income before taxes, subject to a cap of 200% of her base salary. In addition, Ms. Kim was issued 210,000 stock options under the 2010 Equity Incentive Plan with an exercise price of $8.00 per share (based on the fair market value as of April 1, 2014) which vest pro rata over the term of the agreement on each anniversary of the grant date. In addition, Ms. Kim received a grant of 70,000 restricted stock units on April 1, 2014 with a grant date value of $8.00 per share. The restricted stock units vest pro rata over the term of the agreement on each anniversary of the grant date. Ms. Kim received six weeks per year of paid time off and an automobile allowance of $1,200 per month. She participated in all other benefits plans generally available to all employees.

Management Incentive Plan

The Company offers eligible executives an opportunity to earn cash bonuses in addition to their annual base salaries. Each year the management incentive plan (“Management Incentive Plan”) is reviewed and approved by the HRCC. The Management Incentive Plan for 2018 provides an opportunity for the executive officers and key employees to earn a bonus up to their designated percentage cap based on their base salary. The limits were up to 125% of her annual base salary for the President and Chief Executive Officer and up to 55% of their annual base salary for the other executive officers. The Management Incentive Plan for 2017 provided for an opportunity for the President and Chief Executive Officer to earn a bonus up to 5% of pre-tax earnings (before bonus expense), not to exceed 200% of her base salary for the applicable year, and an additional pool of up to 8% of pre-tax earnings (before bonus expense) for bonuses for the other executive officers and other key employees, not to exceed in the aggregate an amount that is 400% of the President and Chief Executive Officer’s base salary for the applicable year.

Specific bonuses payouts are recommended by the President and Chief Executive Officer to the HRCC. The HRCC reviews the recommendations and, based on its evaluation, recommends the final bonus amounts paid. In addition, the Board has the discretion to approve any additional cash bonuses as they deem appropriate and in line with the profits and the growth of the Company. However, no eligible executive would receive a bonus if less than 80% of his or her individual performance goals set forth in the Management Incentive Plan were achieved, and/or the return on assets (“ROA”) for the Plan Year is less than 1%. The availability of bonuses and the amounts earned is based on various metrics approved by the HRCC. These metrics may change from year to year.

For 2018, the President and Chief Executive Officer and the other executive officers were each assigned Bank and Individual Goals with different weight allocation.  The Bank goals consisted of achieving three financial targets: ROA of 1.35%, return on equity (“ROE”) of 11.5% and efficiency ratio of 56%.  The Individual goals were customized to each individual’s respective responsibilities.  For the President and Chief Executive Officer, the weight allocation was 70% in Bank Goals and 30% in Individual Goals. For the other executive officers, the weight allocation was 60% in Bank Goals and 40% in Individual Goals. In 2018, our ROA was 1.49%, ROE was 12.27%, and efficiency ratio was 58.79%. Based on the Bank and Individual performance, the HRCC determined that Ms. Kim should receive a bonus amount of $460,000, equal to 98% of her annual base salary for 2018, and Ms. Oh and Mr. Park each should receive $118,000, equal to 44% of their respective annual base salary for 2018.

For 2017, the HRCC determined that the relevant performance metric would be return on average assets (ROAA) for the year, with the President and Chief Executive Officer and the other executive officers eligible to earn bonuses as follows, subject to adjustment based on achievement of individual performance goals as set forth in the Management Incentive Plan:

•	If the ROAA for such year was less than 1%, then no bonus distributions would be made;
•

If the ROAA for such year was between 1% and 1.09%, then the President and Chief Executive Officer would be eligible to earn up to 3% of pre-tax income (before bonus expense) and the other executive officers and other key employees would collectively be eligible to earn up to 4% of pre-tax income (before bonus expense) for 2016 and up to 5% of pre-tax income (before bonus expense) for 2017;

•

If the ROAA for such year was between 1.1% and 1.19%, then the President and Chief Executive Officer would be eligible to earn up to 4% of pre-tax income (before bonus expense) and the other executive officers and other key employees would collectively be eligible to earn up to 6% of pre-tax income (before bonus expense); and

•

If the ROAA for such year was 1.2% or higher, then the President and Chief Executive Officer would be eligible to earn up to 5% of pre-tax income (before bonus expense) and the other executive officers and other key employees would collectively be eligible to earn up to 8% of pre-tax income (before bonus expense).

For 2017, ROAA was 1.29%, as adjusted by the HRCC to exclude the negative impact of the revaluation of the Company’s net deferred tax asset as a result of the Tax Act, which resulted in a $1.3 million decrease in 2017 net income. The HRCC determined that plan participants should not have 2017 bonuses reduced on account of an unexpected event occurring late in the year that was outside of their control. Accordingly, Ms. Kim was eligible to earn up to 5% of pre-tax income (before bonus expense) for 2017, and the other executive officers and other key employees were eligible to earn up to 8% of pre-tax income (before bonus expense) for 2017. Pre-tax income (before bonus expense) for 2017 was $19,357,918. Ms. Kim received the maximum bonus amount of $761,110 based on 2017 performance, equal to 200% of her annual base salary for 2017. Following adjustments based on achievement of individual performance goals, the other executive officers and other key employees were entitled to receive bonuses in the aggregate amount of $1,468,000. Ms. Oh and Mr. Park received $180,000 and $155,000, respectively, based on 2017 performance.

Benefits and Other Perquisites

The named executive officers are eligible to participate in the same benefit plans designed for all of our full-time employees, including health, dental, vision, disability and basic group life insurance coverage. We also provide our employees, including our named executive officers, with various retirement benefits. Our retirement plans are designed to assist our employees in planning for retirement and securing appropriate levels of income during retirement. The purpose of our retirement plans is to attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by our competitors.

Open Bank Employee’s 401(k) Plan. The Open Bank Employee’s 401(k) Plan is designed to provide retirement benefits to all eligible full-time and part-time employees of the Company and its subsidiary. The 401(k) Plan provides employees with the opportunity to save for retirement on a tax-favored basis. Named executive officers, all of whom were eligible during 2018, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer 1% to 100% of their compensation to the 401(k) Plan up to the applicable IRS limit. We currently match employee contributions on the first 6% of employee compensation ($1 for each $1). The Company match is contributed in the form of cash and is invested according to the employee’s current investment allocation. No discretionary profit sharing contribution was made to the 401(k) Plan for 2018 or 2017.

Bank Owned Life Insurance or BOLI Policies. In 2014, the Company purchased single premium BOLI Policies for certain executives and senior officers of the Company and to use the income from the BOLI Policies to offset benefit expenses. Further, the Company benefits from any future death benefits paid out under these BOLI Policies. The Company entered into arrangements with certain executive and senior officers to pay their beneficiaries a death benefit. The amount of the arrangement for executive officers was equal to 20% of the net amount of insurance, and for senior officers between 10% and 15% of the net amount of insurance. If the officer or director retires or is terminated, the arrangement terminates.

Health and Welfare Benefits. Our named executive officers are eligible to participate in our standard health and welfare benefits program, which offers medical, dental, vision, life, accident, and disability coverage to all of our eligible employees. We do not provide the named executive officers with any health and welfare benefits that are not generally available to our other employees.

Perquisites. We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The HRCC periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites are awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2018 included an automobile and cell phone allowance.

Executive Change in Control Plan

In connection with this offering, our Board of Directors adopted an Executive Change in Control Plan, or Severance Plan. Participants in the Severance Plan are selected by the HRCC and the Board of Directors. Our Chief Executive Officer is not eligible to participate in the Severance Plan. If a participant in the Severance Plan is terminated without cause or resigns for a “good reason” within a determined period of time before or following a change in control, the participant will be paid an individually determined severance amount and benefits. Upon termination of the participant’s employment in a manner that results in severance to the participant under the Severance Plan, the participant agrees not to solicit employees and not solicit customers to terminate their relationships with the Company for a period of one year.

Christine Oh and Steve Park are each a participant in the Severance Plan. If either is terminated without cause within six months before or 12 months after a change in control (the “change of control period”) or he or she resigns for good reason during the change of control period, he or she would be entitled to 150% his or her base salary and the Company will pay his or her COBRA health insurance premiums for 12 months.

The terms “cause,” “change of control” and “good reason” have substantially the same meanings as provided in Min Kim’s employment agreement, as described above.

Equity Based Plans

2010 Equity incentive Plan

General. On August 19, 2010, the shareholders of Open Bank approved the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was amended by the Board and shareholders of Open Bank in 2013 to increase the number of authorized shares for issuance from 1,350,000 shares to 2,500,000 shares of common stock. In June 2016, OP Bancorp assumed the 2010 Plan in connection with the formation of the bank holding company. The purpose of the 2010 Plan is to advance the interest of the Company and its shareholders by providing an incentive to attract, retain and reward key employees, officers (whether or not directors) and non-employee directors of the Company and/or the Bank and by motivating such persons to contribute to the growth and profitability of the Company.

The shares of common stock are authorized and reserved for issuance for equity awards including stock options and restricted stock and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2018, we had options outstanding to purchase a total of 620,000 shares of our common stock under the 2010 Plan, at an average exercise price of $4.57 per share, and 436,000 restricted stock awards at an average issue price of $8.19 were outstanding, leaving 90,427 shares available for future grants.

Administration. The 2010 Plan is administered by the HRCC. Subject to the provisions of the 2010 Plan, the HRCC determines in its discretion the persons to whom and the times at which awards are granted, the types and sizes of such awards, and all of their terms and conditions. All awards must be evidenced by a written agreement between us and the participant. The HRCC may amend, cancel or renew any award, waive any restrictions or conditions applicable to any award, and accelerate, continue, extend or defer the vesting of any award. The HRCC will not have the authority to reprice, adjust or amend the exercise price of options or the grant price of stock appreciation rights previously awarded to any participant, whether through amendment, cancellation and replacement grant, or any other means. The HRCC has the authority to construe and interpret the terms of the 2010 Plan and awards granted under it.

Eligibility. Awards may be granted under the 2010 Equity Plan to our employees, officers, directors, or those of the Company. While we grant incentive stock options only to employees, we may grant nonstatutory stock options, restricted stock awards, performance awards, and restricted stock units to any eligible participant. The actual number of individuals who will receive an award under the 2010 Plan cannot be determined in advance because the HRCC has the discretion to select the participants. The maximum number of shares of stock with respect to an award or awards that may be granted to any participant may not exceed 15% of the total outstanding shares of common stock issued and outstanding.

Types of Awards. The 2010 Plan provides for the award of incentive stock options, nonstatutory stock options, restricted stock awards, performance awards, restricted stock unit awards.

Options. The HRCC may grant nonstatutory stock options, “incentive stock options” within the meaning of Section 422 of the Code, or any combination of these. The number of shares of our common stock covered by each option will be determined by the HRCC.

The exercise price of each option may not be less than the fair market value of a share of our common stock on the date of grant. Any incentive stock option granted to a person who owns stock possessing more than 10% of the total combined voting power of all classes of our stock or of any parent or subsidiary corporation must have an exercise price equal to at least 110% of the fair market value of a share of our common stock on the date of grant and a term not exceeding five years. In addition, the aggregate fair market value of the shares (determined on the grant date) covered by incentive stock options which first become exercisable by any participant during any calendar year may not exceed $100,000. The term of all options other than any incentive stock option granted to a person who owns stock possessing more than 10% of the total combined voting power of all classes of our stock or of any parent or subsidiary corporation may not exceed ten years.

Options vest and become exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the HRCC. Unless a longer period is provided by the HRCC, an option generally will remain exercisable for ninety days following the participant’s termination of service, except that if service terminates as a result of the participant’s death or disability, the option generally will remain exercisable for one year, but in any event not beyond the expiration of its term.

The exercise price of each option must be paid in full in cash (or cash equivalent) at the time of exercise, payment through the tender of shares of our common stock that are already owned by the participant, or through cashless exercise, any other consideration approved by the HRCC, or by any combination thereof. At the time of exercise, a participant who is an employee must pay any taxes that the Company is required to withhold.

Restricted Stock Awards. The HRCC may grant awards of restricted stock under the 2010 Plan. Awards of restricted stock may vest subject to the attainment of performance goals similar to those described below or satisfaction of certain service-based or other vesting conditions as the HRCC specifies, and the shares acquired may not be transferred by the participant until vested. Unless otherwise determined by the HRCC, a participant will forfeit any unvested shares upon voluntary or involuntary termination of service with us for any reason, including death or disability. Except as otherwise provided in the 2010 Plan or award agreement, participants holding restricted stock will have the right to vote the shares and to receive any dividends paid, except that dividends or other distributions paid in shares will be subject to the same restrictions as the original award.

Performance Awards. The HRCC may grant performance shares and performance units under the 2010 Plan, which are awards that will result in a payment to a participant only if specified performance goals are achieved during a specified performance period. Awards of performance shares are denominated in shares of our common stock, while awards of performance units are denominated in dollars. In granting an award of performance shares or units, the HRCC establishes the applicable performance goals based on one or more measures of business performance enumerated in the 2010 Plan and described in the performance goal section below.

To the extent earned, awards of performance shares and units may be settled in cash, shares of our common stock or any combination thereof. Unless otherwise determined by the HRCC, if a participant’s service terminates due to death or disability prior to completion of the applicable performance period, the final award value is determined at the end of the period on the basis of the performance goals attained during the entire period, but payment is prorated for the portion of the period during which the participant remained in service. Except as otherwise provided by the 2010 Plan, if a participant’s service terminates for any other reason, the participant’s performance shares or units are forfeited.

Restricted Stock Units. Restricted stock units granted under the 2010 Plan represent a right to receive shares of our common stock at a future date determined in accordance with the participant’s award agreement. The HRCC may grant restricted stock units subject to the attainment of performance goals similar to those described below, or may make the awards subject to service-based and other vesting conditions.

Performance Goals. The HRCC (in its discretion) may make performance goals applicable to a participant with respect to an award, including but not limited to performance shares and performance units. If the HRCC desires that an award qualify as performance-based compensation under former Section 162(m) of the Internal Revenue Code, then, at the HRCC’s discretion, one or more of the following performance goals may apply: revenue, gross margin, operating margin, operating income, pre-tax profit, earnings before interest, taxes and depreciation, net income, cash flow, expenses, the market price of the stock, earnings per share, return on shareholder equity, return on capital, return on net assets, economic value added, number of customers, and market share. Such goals may reflect absolute entity or business unit performance or a relative comparison to the performance of a peer group of entities or other external measure of the selected performance criteria. The performance measures shall have the same meanings as used in the Company’s financial statements, or, if such terms are not used in the Company’s financial statements, they shall have the meaning applied pursuant to generally accepted accounting principles, or as used generally in the banking industry.

As discussed in more detail under the heading “—Section 162(m) of the Internal Revenue Code” below, Section 162(m) of the Code generally imposes a $1 million annual limitation on the amount of compensation that certain corporations can deduct with respect to “covered employees” (generally, certain executive officers). Prior to the effectiveness of the Tax Cuts and Jobs Act, Section 162(m) of the Code contained an exemption for certain performance-based compensation. Effective for taxable years beginning after December 31, 2017, this exemption is no longer applicable, except to the extent grandfathered in under a transition rule. As a result, any performance-based compensation paid to our covered employees in excess of $1 million will not be deductible in upcoming years (except to the extent another exception applies).

Adjustments. The committee will make appropriate adjustments in outstanding awards and the number of shares of common stock available for issuance under the 2010 Plan should any change be made to the common stock by reason of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding common stock as a class without the Company’s receipt of consideration.

Amendments and Termination. Unless earlier terminated, the 2010 Plan shall terminate automatically ten (10) years after its adoption only with respect to the Company’s ability to grant incentive stock options under the 2010 Plan. The committee may terminate or amend the 2010 Plan at any time and for any reason, in its discretion; however, certain amendments, including amendments that increase the number of shares of common stock available for issuance under the 2010 Plan or change the class of persons who are eligible for the grant of incentive stock options, shall be subject to the approval of the Company’s shareholders. Amendments will be submitted for shareholder approval to the extent necessary and desirable to comply with applicable laws.

Change in Control. In the event that the Company is a party to a change in control, generally, outstanding awards that are not yet vested shall be subject to the agreement of merger or consolidation or asset sale. With regard to options, options shall become 100% vested and exercisable immediately prior to the change in control. The committee may, in its sole discretion and without consent of any participant, determine that, upon the occurrence of a change in control, each or any option outstanding immediately prior to the change in control shall be cancelled in exchange for payment with respect to each vested share of stock subject to such cancelled option in cash or stock of the other entity party to the change in control in an amount equal to the fair market value of the consideration to be paid per share in the change in control over the exercise price per share under such option. With respect to restricted stock, a participant shall be 100% vested immediately prior to a change in control.

Forfeiture Provision. To the extent an award of our common stock expires, is surrendered pursuant to an exchange program or becomes unexercisable without having been exercised, forfeited to or repurchased by the Company due to failure to vest, the unpurchased shares will become available for future grant or sale under the 2010 Plan, unless the 2010 Plan has terminated. Notwithstanding the foregoing (and except with respect to shares of restricted stock that are forfeited rather than vesting), shares that have actually been issued under the 2010 Plan under any award will not be returned to the 2010 Plan and will not become available for future distribution under the 2010 Plan; provided, however, that if shares issued pursuant to awards granted under the 2010 Plan are repurchased by or are forfeited to the Company, such shares will become available for future grant under the 2010 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award will become available for future grant or sale under the 2010 Plan. To the extent an award under the 2010 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2010 Plan.

Section 162(m) of the Internal Revenue Code. Under Section 162(m) of the Code, the deduction for a publicly held corporation for otherwise deductible compensation to a “covered employee” (the chief executive officer, the chief financial officer and the next three most highly compensated officers (other than the chief executive officer or the chief financial officer)) is generally limited to $1 million per year. However, in the case of a corporation that becomes a publicly held corporation in connection with an initial public offering, the $1 million per year deduction limit does not apply during a limited “transition period” to any remuneration paid pursuant to a compensation plan that existed during the period in which the corporation was not publicly held, if the prospectus accompanying the initial public offering disclosed information concerning those plans that satisfied all applicable securities laws then in effect.

The Company intends to rely on the transition relief described in the immediately preceding paragraph in connection with awards under the 2010 Plan until the earliest of the four following events: (i) the expiration of the 2010 Plan; (ii) the material modification of the 2010 Plan; (iii) the issuance of all stock and other compensation that has been allocated under the 2010 Plan; or (iv) the first meeting of the Company’s shareholders at which directors are to be elected that occurs after the close of the third calendar year following the calendar year in which the initial public offering of the Company’s common stock occurs.

The performance-based compensation exemption to deduction limitation under Section 162(m) of the Code has been repealed effective for taxable years beginning after December 31, 2017. Thus, any annual compensation paid to covered employees in excess of $1 million generally will not be deductible unless it qualifies under the transition relief discussed above.

U.S. Federal Income Tax Treatment. The following paragraphs are a summary of some of the general federal income tax consequences to U.S. taxpayers and the Company of Awards granted under the 2010 Plan. Tax consequences for any particular individual may be different.

The following discussion assumes that the fair market value of our common stock on the date of exercise is greater than the per share exercise price.

Non-Qualified Stock Options. The grant of a non-qualified option generally will not result in taxable income to the participant. The participant generally will realize ordinary income at the time of exercise in an amount equal to the excess of the fair market value of the shares acquired over the exercise price for those shares, and the Company will be entitled to a corresponding deduction. Gains or losses realized by the participant upon disposition of such shares generally will be treated as capital gains and losses, with the basis in such shares equal to the fair market value of the shares at the time of exercise.

Incentive Stock Options. The grant of an incentive stock option generally will not result in taxable income to the participant. The exercise of an incentive stock option generally will not result in taxable income to the participant, provided that the participant was (without a break in service) an employee of the Company or a subsidiary during the period beginning on the date of the grant of the option and ending on the date three months prior to the date of exercise (one year prior to the date of exercise if the participant is “disabled,” as that term is defined in the Code).

The excess of the fair market value of the shares at the time of the exercise of an incentive stock option over the exercise price generally will be an adjustment that is included in the calculation of the participant’s alternative minimum taxable income for the tax year in which the incentive stock option is exercised. For purposes of determining the participant’s alternative minimum tax liability for the year of disposition of the shares acquired pursuant to the incentive stock option exercise, the participant will have a basis in those shares equal to the fair market value of the shares at the time of exercise.

If the participant does not sell or otherwise dispose of the shares within two years from the date of the grant of the incentive stock option or within one year after the transfer of such shares to the participant, then, upon disposition of such shares, any amount realized in excess of the exercise price generally will be taxed to the participant as capital gain. A capital loss will be recognized to the extent that the amount realized is less than the exercise price.

If the foregoing holding period requirements are not met, the participant generally will realize ordinary income at the time of the disposition of the shares in an amount equal to the excess of the fair market value of the shares on the date of exercise over the exercise price. However, if the shares are disposed of for an amount that is less than their fair market value as of the exercise date, then the amount of ordinary income is limited to the excess of the amount realized upon disposition of the shares over the participant’s adjusted tax basis in the disposed shares. The Company generally will be entitled to a corresponding deduction. If the amount realized exceeds the value of the shares on the date of exercise, any additional amount generally will be short term or long term capital gain depending on whether the participant help the shares for more than one year. If the amount realized is less than the exercise price, the participant generally will recognize no income, and a capital loss will generally be recognized equal to the excess of the exercise price over the amount realized upon the disposition of the shares.

Restricted Stock Awards, Restricted Stock Units, Performance Shares and Performance Units. A participant generally will not have taxable income at the time an award of restricted stock, restricted stock units, performance shares, or performance units are granted. Instead, he or she will recognize ordinary income in the first taxable year in which his or her interest in the shares underlying the award becomes either: (i) freely transferable; or (ii) no longer subject to a substantial risk of forfeiture. However, the recipient of an award of restricted stock may elect to recognize income at the time he or she receives the award in an amount equal to the fair market value of the shares underlying the award (less any cash paid for the shares on the date the award is granted). A participant who makes an election under Section 83(b) of the Code within thirty days of the date of grant of the restricted stock, will recognize ordinary income on the date of grant of the shares equal to the excess of the fair market value of the restricted shares (determined without regard to the risk of forfeiture or restrictions on transfer) over any purchase price paid for the shares. If a Section 83(b) election has not been made, any dividends received with respect to restricted shares of stock that are subject at that time to a risk of forfeiture or restrictions on transfer generally will be treated as compensation that is taxable as ordinary income to the recipient (instead of being treated as dividend income).

Section 409A. Section 409A of the Code (“Section 409A”) contains certain requirements for non-qualified deferred compensation arrangements, which may include awards under the 2010 Plan, with respect to an individual’s deferral and distribution elections and permissible distribution events. Awards granted under the 2010 Plan with a deferral feature will be subject to the requirements of Section 409A. If an award is subject to and fails to satisfy the requirements of Section 409A, the recipient of that award may recognize ordinary income on the amounts deferred under the award, at the time of vesting, which may be prior to when the compensation is actually or constructively received. Also, if an award that is subject to Section 409A fails to comply with Section 409A’s provisions, Section 409A imposes an additional 20% federal income tax on compensation recognized as ordinary income, as well as interest on such deferred compensation. In addition, certain states (such as California) have laws similar to Section 409A and as a result, failure to comply with such similar laws may result in additional state income, penalty and interest charges.

Withholding of Taxes. All distributions under the 2010 Plan are subject to withholding of all applicable taxes and the Board of Directors may condition the delivery of any shares or other benefits under the 2010 Plan on satisfaction of the applicable withholding obligations. Except as otherwise provided by the Board of Directors, such withholding obligations generally may be satisfied through cash payment by the participant, through the surrender of shares of Company stock that the participant already owns or through the surrender of shares of Company stock to which the participant is otherwise entitled under the 2010 Plan.

2005 Director and Employee Stock Option Plan

On February 10, 2005, the Board of Directors of Open Bank adopted and on December 21, 2005 shareholders of Open Bank approved the Director and Employee Stock Option Plan (the “2005 Plan”). In June 2016, OP Bancorp assumed the 2005 Plan in connection with the formation of the bank holding company. The 2005 Plan expired in February of 2015 and no more new options may be issued under the 2005 Plan. The 2005 Plan provided for the issuance of up to 770,000 shares of common stock. Option exercise prices were the fair market value of the underlying stock as of the grant date. Options granted to employees vest at the rate of 20% per year. Options granted to non-employee directors vested immediately.

As of December 31, 2018, the Company had options outstanding to purchase a total of 248,000 shares of common stock under the 2005 Plan, at an average exercise price of $3.97 per share.

Outstanding Equity Awards

The following table provides information for each of our named executive officers regarding outstanding stock options held by the officers as of December 31, 2018.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Min J. Kim	25,000	—		$3.05	4/1/2020	60,000	$532,200
	90,000	120,000	(3)	$8.00	4/1/2024	—	$—
Christine Y. Oh	50,000	—		$2.53	7/28/2020	26,000	$230,620
Steve K. Park	45,000	—		$2.88	6/1/2020	26,000	$230,620
_______________

(1) This column represents the unvested restricted stock units granted. With regard to 30,000 restricted stock units for Ms. Kim, restricted stock units vest 1/7th per year from the date of grant of April 1, 2014, subject to continuing service. With regard to 30,000 restricted stock units for Ms. Kim, and 16,000 restricted stock units for Ms. Oh and Mr. Park, restricted stock units vest 1/7th per year from the date of grant of July 25, 2013, subject to continuing service. With regard to 10,000 restricted stock units for Ms. Oh and Mr. Park, restricted stock units vest at the end of three years from the date of grant of June 21, 2018, subject to continuing service.

(2) The market value of the shares of restricted stock units that have not vested is calculated by multiplying the number of shares of stock underlying the restricted stock units that have not vested by the closing price of our common stock at December 31, 2018.

(3) This option vests at the rate of 30,000 shares each April 1, subject to continuing service.

Director Compensation

The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Min J. Kim, whose compensation is disclosed under “—Summary Compensation Table”) during 2018. Officers earn no additional compensation for director service.

Name	Fees Earned or Paid in Cash ($) (1)
Brian Choi	$66,000
Ernest E. Dow	$48,000
Jason Hwang	$48,000
Soo Hun Jung, M.D.	$48,000
Ock Hee Kim	$48,000
Myung Ja (Susan) Park	$48,000
Yong Sin Shin	$48,000
_______________
(1) Excludes reimbursement for traveling and other expenses and stock-based expenses relating to equity awards granted in prior years under our equity plans.

The Company paid fees to the non-officer directors for attendance at Board of Directors and Board of Directors’ committee meetings or for performing other services in connection with operation of the Company. The Chairman of the Board received $5,500 per month and all other directors received $4,000 per month. In 2017, after reviewing peer bank’s Board of director compensation trends, the Board of Directors approved an increase to the fees paid to the non-officer directors in lieu of health insurance coverage, adding $500 per month as of March 1, 2017 and subsequent increases in increments of $500 on January 1, 2018 and January 1, 2019, for an aggregate increase of $1,500 per month. Directors receive reimbursement for their out-of-pocket expenses incurred in connection with their duties as directors, including their attendance at director meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock

The following table sets forth information as of March 29, 2019, pertaining to beneficial ownership of the Company’s common stock by persons known to the Company to own 5% or more of the Company’s common stock, nominees to be elected to the Board of Directors, the executive officers named in the Summary Compensation Table presented in this proxy statement, and all directors and executive officers of the Company, as a group. This information has been obtained from the Company’s records, or from information furnished directly by the individual or entity to the Company.

For purposes of the following table, shares issuable pursuant to stock options which may be exercised within 60 days of March 29, 2019, are deemed to be issued and outstanding and have been treated as outstanding in determining the amount and nature of beneficial ownership and in calculating the percentage of ownership of those individuals possessing such interest, but not for any other individuals.

Name of Beneficial Owner (1)	Shares Beneficially Owned (2) (3)		Percent of Class (3)
Directors and Executive Officers:
Min J. Kim	524,334	(4)	3.30%
Brian Choi	801,785	(5)	5.10%
Ernest E. Dow	213,044	(6)	1.35%
Jason Hwang	198,100	(7)	1.26%
Soo Hun Jung, M.D.	249,826	(8)	1.58%
Ock Hee Kim	389,700	(9)	2.48%
Christine Y. Oh	119,589	(10)	0.76%
Myung Ja (Susan) Park	200,000	(11)	1.26%
Steve K. Park	90,125	(12)	0.57%
Yong Sin Shin	518,000	(13)	3.28%
All directors and executive officers as a group (12 individuals)	3,424,912	(14)	20.98%

Greater than 5% Shareholders:
Basswood Capital Management, LLC	1,203,919	(15)	7.63%
EJF Capital LLC	859,130	(16)	5.40%
_______________
(1) Except as otherwise noted, the address for all persons is c/o OP Bancorp, 1000 Wilshire Boulevard, Suite 500, Los Angeles, California 90017.

(2) Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

(3) Includes shares beneficially owned (including options exercisable and restricted stock units vesting within 60 days of March 29, 2019).

(4) Consists of 364,344 shares held by Ms. Kim individually, 150,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 29, 2019, and 10,000 shares that are subject to restricted stock units vesting within 60 days of March 29, 2019.

(5) Consists of 801,785 shares held by Mr. Choi individually.
(6) Consists of 148,044 shares held by Mr. Dow individually, and 65,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 29, 2019.
(7) Consists of 198,100 shares held by Mr. Hwang individually.
(8) Consists of 189,826 shares held by Mr. Jung individually, and 60,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 29, 2019.
(9) Consists of 389,700 shares held by Mrs. Kim individually.
(10) Consists of 94,589 shares held by Ms. Oh individually, and 25,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 29, 2019.
(11) Consists of 100,000 shares held by Ms. Park individually, and 100,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 29, 2019.
(12) Consists of 45,125 shares held by Mr. Park individually, and 45,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 29, 2019.
(13) Consists of 438,000 shares held by Ms. Shin individually, and 80,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 29, 2019.

(14) Includes 595,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 29, 2019, and 10,000 shares that are subject to restricted stock units vesting within 60 days of March 29, 2019.

(15) Basswood Capital Management, L.L.C. is the record and direct beneficial owner of 1,203,919 shares. Matthew Lindenbaum and Bennett Lindenbaum are the controlling members of, and may be deemed to beneficially own securities owned by Basswood Capital Management, L.L.C. The address for each of Basswood Capital Management, L.L.C., Matthew Lindenbaum and Bennett Lindenbaum is 645 Madison Avenue, 10th Floor, New York, NY 10022. All of the foregoing information has been obtained by Schedule 13G filed with the SEC on February 11, 2019.

(16) EJF Sidecar Series LLC - Small Financial Equities Series ("EJF Sidecar Series SFE") is the record and direct beneficial owner of 859,130 shares. EJF Capital LLC is the managing member of EJF Sidecar Series SFE, and the investment manager of an affiliate thereof, and may be deemed to share beneficial ownership of the shares of Common Stock of which EJF Sidecar Series SFE is the record owner. Emanuel J. Friedman is the controlling member of EJF Capital LLC and may be deemed to share beneficial ownership of the shares of Common Stock over which EJF Capital LLC may share beneficial ownership. The address for each of EJF Sidecar Series SFE, EJF Capital LLC and Emanuel J. Friedman is 2107 Wilson Boulevard, Suite 410, Arlington, VA 22201. All of the foregoing information has been obtained by Schedule 13G filed with the SEC on November 5, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policy and Procedures Regarding Related Party Transactions

Our Board of Directors has adopted a written Statement of Policy with Respect to Related Party Transactions. Under this policy, any “related party transaction” may be consummated or may continue only if the Audit Committee approves or ratifies the transaction in accordance with the guidelines in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party. For purposes of this policy, a “related person” means: (i) any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; (ii) any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; (iii) any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner, principal or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

A “related party transaction” is a transaction in which the Company or its subsidiary is a participant and in which a related person had or will have a direct or indirect interest, other than transactions involving: (i) less than $5,000 when aggregated with all similar transactions; (ii) customary bank deposits and accounts (including certificates of deposit); and (iii) loans and commitments to lend included in such transactions that are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness, and do not involve more than the normal risk of collectability or present other unfavorable features to the Company.

A related party who has a position or relationship with a firm, corporation, or other entity that engaged in a transaction with the Company shall not be deemed to have an indirect material interest within the meaning of this policy where the interest in the transaction arises only: (i) from such related party’s position as a director of another corporation or organization that is party to the transaction; (ii) from the direct or indirect ownership by the related party of less than a 10% equity interest in another person (other than a partnership) which is a party to the transaction; or (iii) from the related party’s position as a limited partner in a partnership in which the related party has an interest of less than 10%, and the related party is not a general partner of and does not hold another position in the partnership.

The Board of Directors has determined that the Audit Committee is best suited to review and approve related party transactions. The Committee considers all of the relevant facts and circumstances available to the Committee, including (if applicable) but not limited to: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally. No member of the Audit Committee may participate in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person. The Committee will approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Committee determines in good faith.

The Audit Committee will convey its decision to the Board of Directors. The Chief Executive Officer will convey the decision to the appropriate persons within the Company.

Ordinary Banking Relationships

Certain of our officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with us in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. Any loans we originate with officers, directors and principal shareholders, as well as their immediate family members and affiliates, are approved by our Board of Directors in accordance with the bank regulatory requirements.

As of December 31, 2018, our officers and directors as well as their immediate families and affiliated companies, taken as a group, were not indebted directly or indirectly to us, while deposits from this group totaled $778,000 as of such date. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.

Open Stewardship Foundation

In 2011, the Open Stewardship Foundation, a non-profit organization, was created to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. We have committed to fund the Foundation in an amount equal to 10% of our consolidated annual income after taxes each year. We also permit the Foundation to use our premises for activities on behalf of non-profit organizations. This commitment is included in our annual operating budget each year and the Board of Directors and management believe that such activities have benefited us through stronger and expanded business relationships within the Korean-American community. Since inception, we have donated over $3.9 million to the Foundation, aiding over 150 local non-profits. The Foundation’s Board of Directors is comprised of five of our directors, Brian Choi, Ernest E. Dow, Min J. Kim, Ock Hee Kim, and Myung Ja (Susan) Park. Our Chief Financial Officer serves as the president of the Foundation. Our directors and officers receive no additional compensation for their service at the Foundation. The Board of Directors of the Foundation maintains a selection committee that is responsible for reviewing and recommending grant applications from local nonprofits. The selection committee has four members annually selected by the Foundation Board of Directors, which is traditionally comprised of Min J. Kim and three customers of Open Bank. We do not control the Foundation’s activities, and accordingly, we do not consolidate the financial statements of the Foundation.

Other Related Party Transactions

Other than the compensation arrangements with directors and executive officers described in “Executive Compensation” and the ordinary banking relationships described above, none of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest, in any transactions to which we have been a party.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the aggregate fees billed to the Company by its independent auditor:

Category of Services	Fiscal Year 2018	Fiscal Year 2017
Audit fees (1)	$329,975	$150,000
Audit-related fees (2)	—	122,000
Tax fees	43,860	41,000
All other fees	—	—
Total accounting fees	$373,835	$313,000
_______________

(1) Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2) Audit related fees were primarily related to work completed in 2017 associated with the filing of a confidential Registration Statement on Form S-1 and the subsequent issuance of a comfort letter and Consent procedures in association with Company’s initial public offering completed in March 2018.

The ratio of Tax fees and All other fees to Total accounting fees was 11.7% for 2018 and 13.1% for 2017.

In considering the nature of the services provided by the independent registered public accounting firm, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accounting firm and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and the Public Company Accounting Oversight Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

10.15	Coexistence Agreement with Open Bank S.A. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

21.1	Subsidiaries of OP Bancorp (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

23.1	Consent of Crowe LLP +

24.1	Power of Attorney +

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ++

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ++

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.
+ Previously filed with the Original Filing on March 15, 2019.
++ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

OP Bancorp

Date: April 30, 2019	By:	/s/ MIN J. KIM
Min J. Kim
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Min J. Kim Min J. Kim	Director; Chief Executive Officer and President (principal executive officer)	April 30, 2019

/s/ Christine Y. Oh* Christine Y. Oh	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 30, 2019

/s/ Brian Choi* Brian Choi	Director	April 30, 2019

/s/ Ernest E. Dow* Ernest E. Dow	Director	April 30, 2019

/s/ Jason Hwang* Jason Hwang	Director	April 30, 2019

/s/ Soo Hun Jung* Soo Hun Jung	Director	April 30, 2019

/s/ Ock Hee Kim* Ock Hee Kim	Director	April 30, 2019

/s/ Myung Ja (Susan) Park* Myung Ja (Susan) Park	Director	April 30, 2019

/s/ Yong Sin Shin* Yong Sin Shin	Director	April 30, 2019

*By:	/s/ MIN J. KIM	April 30, 2019
Attorney-In-Fact