Form 10-Q
period 2019-03-31
OP Bancorp
filed 2019-05-14
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38437

OP BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	81-3114676
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Wilshire Blvd., Suite 500, Los Angeles, CA	90017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 892-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value	Trading Symbol(s) OPBK	Name of each exchange on which registered NASDAQ Global Market

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

As of May 14, 2019, there were 15,657,062 outstanding shares of the Registrant’s common stock.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OP BANCORP

CONSOLIDATED BALANCE SHEETS (unaudited)

As of March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$65,796	$77,726
Securities available for sale, at fair value	54,116	55,336
Other investments	7,306	7,260
Loans held for sale	246	752
Loans receivable, net of allowance of $9,619 at March 31, 2019 and $9,636 at December 31, 2018	903,445	865,423
Premises and equipment, net	5,083	4,633
Accrued interest receivable	3,368	3,068
Servicing assets	7,046	6,987
Company owned life insurance	10,414	11,394
Deferred tax assets	3,665	3,672
OREO	1,146	—
Operating right-of-use assets (1)	7,738	—
Other assets	7,866	7,935
Total assets	$1,077,235	$1,044,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$272,482	$285,132
Interest bearing:
Savings	3,527	3,421
Money market and others	257,694	261,349
Time deposits greater than $250,000	188,162	164,281
Other time deposits	207,537	190,993
Total deposits	929,402	905,176
Accrued interest payable	2,178	1,715
Operating lease liabilities (1)	9,566	—
Other liabilities	3,713	7,508
Total liabilities	944,859	914,399

Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,719,583 and 15,860,306 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	89,120	91,209
Additional paid-in capital	6,626	6,249
Retained earnings	36,824	32,877
Accumulated other comprehensive loss	(194)	(548)
Total shareholders’ equity	132,376	129,787
Total liabilities and shareholders' equity	$1,077,235	$1,044,186
(1) The adoption of ASU 2016-02, Leases (Topic 842) in the first quarter of 2019 resulted in the recognition of right-of-use assets and lease liabilities on balance sheet.

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands, except share data)
Interest income
Interest and fees on loans	$13,354	$10,848
Interest on investment securities	360	188
Other interest income	372	144
Total interest income	14,086	11,180
Interest expense
Interest on deposits	3,288	1,534
Interest on borrowed funds	—	87
Total interest expense	3,288	1,621
Net interest income	10,798	9,559
Provision for loan losses	—	575
Net interest income after provision for loan losses	10,798	8,984

Noninterest income
Service charges on deposits	448	537
Loan servicing fees, net of amortization	383	324
Gain on sale of loans	1,077	989
Other income	1,675	362
Total noninterest income	3,583	2,212
Noninterest expense
Salaries and employee benefits	5,168	4,211
Occupancy and equipment	1,077	1,026
Data processing and communication	312	331
Professional fees	203	152
FDIC insurance and regulatory assessments	104	96
Promotion and advertising	178	145
Directors’ fees	229	209
Foundation donation and other contributions	388	329
Other expenses	464	312
Total noninterest expense	8,123	6,811
Income before income taxes	6,258	4,385
Income tax expense	1,518	1,169
Net income	$4,740	$3,216
Earnings per share - Basic	$0.29	$0.23
Earnings per share - Diluted	$0.29	$0.22
Other comprehensive income (loss):
Change in unrealized income (loss) on securities available for sale	503	(508)
Tax effect	(149)	75
Total other comprehensive income (loss)	354	(433)
Comprehensive income	$5,094	$2,783

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

For the Three Months ended March 31, 2019 and 2018

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at January 1, 2018	13,190,527	$67,926	$5,280	$18,624	$(350)	$91,480
Net income	—	—	—	3,216	—	3,216
Stock issued under stock offering, net of expenses	2,300,000	22,637	—	—	—	22,637
Stock issued under stock-based compensation plans	40,000	114	—	—	—	114
Stock-based compensation	—	—	246	—	—	246
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(433)	(433)
Balance at March 31, 2018	15,530,527	$90,677	$5,526	$21,840	$(783)	$117,260

Balance at January 1, 2019	15,860,306	$91,209	$6,249	$32,877	$(548)	$129,787
Net income	—	—	—	4,740	—	4,740
Stock issued under stock-based compensation plans	118,162	292	—	—	—	292
Stock-based compensation	—	—	377	—	—	377
Repurchase of common stock	(258,885)	(2,381)	—	—	—	(2,381)
Cash dividends declared	—	—	—	(793)	—	(793)
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	354	354
Balance at March 31, 2019	15,719,583	$89,120	$6,626	$36,824	$(194)	$132,376

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$4,740	$3,216
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	—	575
Depreciation and amortization of premises and equipment	268	240
Amortization of net premiums on securities	53	61
Stock-based compensation	377	246
Gain on sales of loans	(1,077)	(989)
Earnings on company owned life insurance (COLI)	(1,308)	(76)
Origination of loans held for sale	(18,044)	(16,819)
Proceeds from sales of loans held for sale	19,165	14,598
Amortization of servicing assets	403	424
Net change in fair value of equity investment with readily determinable fair value	(46)	—
Net change in:
Accrued interest receivable	(300)	(40)
Deferred tax assets	7	(620)
Other assets	(80)	(2,295)
Accrued interest payable	463	134
Other liabilities	(1,967)	(44)
Net cash from operating activities	2,654	(1,389)
Cash flows from investing activities
Net change in loans receivable	(39,168)	(45,726)
Proceeds from calls of securities available for sale	1,670	1,520
Proceeds from COLI	2,288	—
Purchase of premises and equipment, net	(718)	(467)
Purchase of other investments	—	(13)
Net cash from investing activities	(35,928)	(44,686)
Cash flows from financing activities
Net change in deposits	24,226	44,974
Cash received from stock option exercises	292	114
Repayment of Federal Home Loan Bank advances	—	(15,000)
Issuance of common stock, net of expenses	—	22,637
Repurchase of common stock	(2,381)	—
Cash dividend paid on common stock	(793)	—
Net cash from financing activities	21,344	52,725
Net change in cash and cash equivalents	(11,930)	6,650
Cash and cash equivalents at beginning of period	77,726	63,250
Cash and cash equivalents at end of period	$65,796	$69,900
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$465	$—
Interest	$2,825	$1,487
Supplemental noncash disclosure:
Transfer from loan receivable to OREO	$1,146	$—
The adoption of ASU 2016-02, leases (Topic 842) recognition right-of-use assets	$8,057	$—

See accompanying notes to consolidated financial statements

OP BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Business Description

OP Bancorp (the “Company”) is a California corporation whose common stock is quoted on the Nasdaq Global Market under the ticker symbol, “OPBK.” The Company was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. The Company has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, the Company operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. The Company’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. The Company is operating with nine full service branches, eight of which are located in California, in Downtown Los Angeles, Los Angeles Fashion District, Los Angeles Koreatown, Gardena, Buena Park and Santa Clara. The Company opened a ninth full service branch in Carrollton, Texas in April, 2019. The Company also has five loan production offices in Atlanta, Georgia, Aurora, Colorado, Dallas, Texas and Lynwood and Seattle, Washington.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2018, included in the Companys’ Annual Report on Form 10-K for the year ended December 31, 2018.

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

Management believes that as of March 31, 2019 and December 31, 2018 the allowance for loan losses is adequate based on information currently available. If a deterioration in the economy of the Company’s principal market area occurs, the Company’s loan portfolios could be adversely impacted and higher charge-offs and increases in non-performing assets could result. Such an adverse impact could also require a larger allowance for loan losses.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the three months ended March 31, 2019 or 2018.

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

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14—Fair Value of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 adds, modifies, and removes disclosure requirements for fair value measurements. ASU 2018-13 is effective annual periods in fiscal years beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted upon the issuance of ASU 2018-13. The Company does not expect this ASU to have a material impact on its financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. ASU 2018-15 requires an entity (customer) in a cloud computing arrangement that is a service contract to follow the guidance in ASC 350-40 to determine which implementation costs to capitalize as assets related to the service contract and which cost to expense. The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements and disclosures.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.  ASU No. 2018-11 allows entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  ASU No. 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  The amendments in these updates become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company elected the optional transition method permitted by ASU No. 2018-11.  Under this method, an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.  In addition, the Company elected the package of practical expedients to leases that commenced before the effective date: (1) An entity need not reassess whether any expired or existing contracts contain leases; (2) An entity need not reassess the lease classification for any expired or existing leases; (3) An entity need not reassess initial direct costs for any existing leases. The Company also elected the practical expedient, which must be applied consistently to all leases, to use hindsight in determining the lease term and in assessing impairment of our right-of-use assets.  We also elected a practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 contain a lease under this Topic. At the adoption date, the Company reported a lease liability of approximately $9.9 million, a right-of-use asset of approximately $8.0 million, and no cumulative-effect adjustment to retained earnings. See Note 5, “Leases” for further details.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) (ASU 2017-08). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 requires premiums on purchased callable debt securities that have explicit, noncontingent call features that are callable at fixed prices to be amortized to the earliest call date. There are no accounting changes for securities held at a discount. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. ASU 2017-08 will be applied through a cumulative effect adjustment through equity (modified-retrospective approach). The Company did not have callable debt securities held at a premium at December 31, 2018 or March 31, 2019.

Note 3. Securities

The following table summarizes the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses for available for sale securities at March 31, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$6,995	$—	$(55)	$6,940
Mortgage-backed securities: residential	13,859	10	(169)	13,700
Collateralized mortgage obligations: residential	33,537	233	(294)	33,476
Total available for sale	$54,391	$243	$(518)	$54,116

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2018:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$6,994	$—	$(88)	$6,906
Mortgage-backed securities: residential	14,465	—	(336)	14,129
Collateralized mortgage obligations: residential	34,655	156	(510)	34,301
Total available for sale	$56,114	$156	$(934)	$55,336

There were no sales of securities available for sale in the three months ended March 31, 2019 or 2018. The amortized cost and estimated fair value of securities available for sale at March 31, 2019, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

	Amortized Cost	Fair Value
As of March 31, 2019:	(Dollars in thousands)
Available for sale:
Within one year	$3,995	$3,976
One to five years	3,000	2,964
Mortgage-backed securities: residential	13,859	13,700
Collateralized mortgage obligations	33,537	33,476
Total available for sale	$54,391	$54,116

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$6,940	$(55)	$6,940	$(55)
Mortgage-backed securities: residential	—	—	10,474	(169)	10,474	(169)
Collateralized mortgage obligations	3,294	(1)	14,151	(293)	17,445	(294)
Total available for sale	$3,294	$(1)	$31,565	$(517)	$34,859	$(518)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2018:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$6,906	$(88)	$6,906	$(88)
Mortgage-backed securities: residential	3,209	(23)	10,920	(313)	14,129	(336)
Collateralized mortgage obligations	3,348	(26)	14,544	(484)	17,892	(510)
Total available for sale	$6,557	$(49)	$32,370	$(885)	$38,927	$(934)

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

There were no securities pledged as collateral at March 31, 2019 or December 31, 2018.

Other investments at March 31, 2019 and December 31, 2018, consisted of the following:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
FHLB stock	$4,582	$4,582
PCBB stock	190	190
Mutual fund - CRA qualified	2,534	2,488
Total other investments	$7,306	$7,260

Note 4. Loans

The composition of the loan portfolio was as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Real estate:
Commercial real estate	$545,481	$503,834
SBA loans—real estate	120,660	117,834
Total real estate	666,141	621,668
SBA loans—non-real estate	9,818	9,541
Commercial and industrial	106,796	113,975
Home mortgage	127,851	127,298
Consumer	2,458	2,577
Gross loans receivable	913,064	875,059
Allowance for loan losses	(9,619)	(9,636)
Loans receivable, net	$903,445	$865,423

No loans were outstanding to related parties as of March 31, 2019 or December 31, 2018.

The activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 was as follows:

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
	(Dollars in thousands)
Three months ended March 31, 2019:
Beginning balance	$4,805	$894	$505	$1,746	$1,653	$33	$9,636
Provision for loan losses	391	53	(376)	(73)	7	(2)	—
Charge-offs	—	(17)	—	—	—	—	(17)
Recoveries	—	—	—	—	—	—	—
Ending balance	$5,196	$930	$129	$1,673	$1,660	$31	$9,619
Three months ended March 31, 2018:
Beginning balance	$4,801	$1,082	$538	$1,265	$1,408	$45	$9,139
Provision for loan losses	410	(76)	(39)	315	(32)	(3)	575
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	2	—	—	—	2
Ending balance	$5,211	$1,006	$501	$1,580	$1,376	$42	$9,716

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment as of March 31, 2019 and December 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
As of March 31, 2019:	(Dollars in thousands)
Allowance for loan losses:
Commercial real estate	$—	$5,196	$5,196
SBA loans—real estate	—	930	930
SBA loans—non-real estate	—	129	129
Commercial and industrial	834	839	1,673
Home mortgage	—	1,660	1,660
Consumer	—	31	31
Total	$834	$8,785	$9,619
Loans:
Commercial real estate	$—	$547,048	$547,048
SBA loans—real estate	510	120,798	121,308
SBA loans—non-real estate	49	9,826	9,875
Commercial and industrial	1,514	105,591	107,105
Home mortgage	—	128,381	128,381
Consumer	—	2,467	2,467
Total	$2,073	$914,111	$916,184
As of December 31, 2018:
Allowance for loan losses:
Commercial real estate	$—	$4,805	$4,805
SBA loans—real estate	—	894	894
SBA loans—non-real estate	362	143	505
Commercial and industrial	836	910	1,746
Home mortgage	—	1,653	1,653
Consumer	—	33	33
Total	$1,198	$8,438	$9,636
Loans:
Commercial real estate	$—	$505,229	$505,229
SBA loans—real estate	834	117,159	117,993
SBA loans—non-real estate	57	9,875	9,932
Commercial and industrial	1,516	112,781	114,297
Home mortgage	—	127,806	127,806
Consumer	—	2,586	2,586
Total	$2,407	$875,436	$877,843

The following table presents information related to impaired loans by class of loans as of and for the three months ended March 31, 2019 and 2018. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material. The difference between interest income recognized and cash basis interest recognized was immaterial.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the three months ended March 31, 2019:	(Dollars in thousands)
With no related allowance recorded:
SBA loans—real estate	$510	$—	$516	$—
SBA loans—non-real estate	49	—	53	—
Commercial and industrial	680	—	680	—
With an allowance recorded:
Commercial and industrial	834	834	835	13
Total	$2,073	$834	$2,084	$13
As of and for the three months ended March 31, 2018:
With no related allowance recorded:
Commercial and industrial	$749	$—	$749	$10
Home mortgage	241	—	241	—
With an allowance recorded:
SBA loans—non-real estate	362	362	362	—
Commercial and industrial	1,010	553	1,023	14
Total	$2,362	$915	$2,375	$24

The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest by class of loans as of March 31, 2019 and December 31, 2018:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
As of March 31, 2019:	(Dollars in thousands)
SBA loans—real estate	$510	$—	$510
SBA loans—non-real estate	$49	—	49
Commercial and industrial	680	—	680
Total	$1,239	$—	$1,239
As of December 31, 2018:
SBA loans—real estate	$834	$—	$834
SBA loans—non-real estate	57	—	57
Commercial and industrial	680	—	680
Total	$1,571	$—	$1,571

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of March 31, 2019:	(Dollars in thousands)
Commercial real estate	$—	$—	$—	$—	$547,048	$547,048
SBA—real estate	1,013	—	—	1,013	120,295	121,308
SBA—non-real estate	—	—	—	—	9,875	9,875
Commercial and industrial	—	—	—	—	107,105	107,105
Home mortgage	1,060	—	—	1,060	127,321	128,381
Consumer	—	—	—	—	2,467	2,467
	$2,073	$—	$—	$2,073	$914,111	$916,184
As of December 31, 2018:
Commercial real estate	$—	$—	$—	$—	$505,229	$505,229
SBA—real estate	—	—	311	311	117,682	117,993
SBA—non-real estate	—	—	—	—	9,932	9,932
Commercial and industrial	—	—	680	680	113,617	114,297
Home mortgage	449	—	—	449	127,357	127,806
Consumer	—	—	—	—	2,586	2,586
	$449	$—	$991	$1,440	$876,403	$877,843

Troubled Debt Restructurings: As of March 31, 2019 and December 31, 2018, the Company had a recorded investment in troubled debt restructurings of $341,000 and $343,000, respectively. The Company has allocated $341,000 and $343,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2019 and December 31, 2018, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as troubled debt restructurings. There were no new loans identified as trouble debt restructurings during the three months ended March 31, 2019 or during the year ended December 31, 2018. There were no payment defaults during the three months ended March 31, 2019 or during the year ended December 31, 2018 of loans that had been modified as troubled debt restructurings within the previous twelve months.

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

As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
As of March 31, 2019:	(Dollars in thousands)
Commercial real estate	$547,048	$—	$—	$—	$547,048
SBA loans—real estate	119,027	—	2,281	—	121,308
SBA loans—non-real estate	9,810	16	49	—	9,875
Commercial and industrial	105,199	—	1,906	—	107,105
Home mortgage	128,381	—	—	—	128,381
Consumer	2,467	—	—	—	2,467
	$911,932	$16	$4,236	$—	$916,184
As of December 31, 2018:
Commercial real estate	$505,229	$—	$—	$—	$505,229
SBA loans—real estate	115,993	—	2,000	—	117,993
SBA loans—non-real estate	9,859	16	57	—	9,932
Commercial and industrial	112,781	—	1,516	—	114,297
Home mortgage	127,806	—	—	—	127,806
Consumer	2,586	—	—	—	2,586
	$874,254	$16	$3,573	$—	$877,843

Note 5. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the optional transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. See Note 2 “Basis of Presentation” for additional information regarding adoption of ASU No. 2016-02.

The Company’s operating leases are real estate leases which are comprised of its headquarters and office facilities from nonaffiliated parties with remaining lease terms ranging from 1 to 10 years as of March 31, 2019. Certain lease arrangements contain extension option which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

At March 31, 2019, operating right-of-use (“ROU”) assets and related liabilities were $7.7 million and $9.6 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as  ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases at March 31, 2019.

Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using the Company’s incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the consolidated statements of income. The Company’s occupancy expense also includes variable lease costs which is comprised of the Company's share of actual costs for utilities, common area maintenance, property taxes, and insurance that are not included in lease liabilities and are expensed as incurred. Variable lease costs can also include rent escalations based on changes to indices, such as the Consumer Price Index, where the Company estimates future rent increases and records the actual difference to variable costs.

The table below summarized the Company’s total lease cost:

Three Months Ended
(Dollars in thousands)	March 31, 2019
Operating lease cost	$403
Variable lease cost	161
Total lease cost	$564

The table below summarizes other information related to the Company’s operating leases:

Three Months Ended
(Dollars in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$608
Weighted average remaining lease term - operating leases	6.1 years
Weighted average discount rate - operating leases	2.99%

Rent expense was $564,000 and $522,000 for the three months ended March 31, 2019 and 2018, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the consolidated balance sheet as of March 31, 2019:

(Dollars in thousands)	March 31, 2019
2019 remaining	$1,332
2020	1,770
2021	1,747
2022	1,691
2023	1,457
Thereafter	2,669
Total lease payments	10,666
Discount to present value	(1,100)
Total lease liability	$9,566

Rent commitments related to the lease of the Company’s main office and branch facilities, before considering renewal options and additional lessor charges as of December 31, 2018, were as follows:

(Dollars in thousands)	December 31, 2018
2019	$1,709
2020	1,757
2021	1,742
2022	1,685
2023	1,455
Thereafter	2,669
Total	$11,017

Note 6. Premises and equipment

The Company’s premises and equipment consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Leasehold improvements	$6,058	$5,518
Furniture and fixtures	2,893	2,791
Equipment and others	2,187	2,111
Total cost	11,138	10,420
Accumulated depreciation	(6,055)	(5,787)
Net book value	$5,083	$4,633

Total depreciation expense included in occupancy and equipment expenses was $268,000, and $240,000 for the three months ended March 31, 2019 and 2018,  respectively.

Note 7. Servicing Assets

Activity for loan servicing assets during the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Beginning balance	$6,987	$6,771
Additions	462	378
Amortized to expense	(403)	(424)
Ending balance	$7,046	$6,725

There was no valuation allowance recorded against the carrying value of the servicing assets as of March 31, 2019 or 2018.

The fair value of the servicing assets was $8.5 million at March 31, 2019, which was determined using discount rates ranging from 1.75% to 10.38% and prepayment speeds ranging from 12.1% to 12.8%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8.3 million at March 31, 2018, which was determined using discount rates ranging from 4.15% to 10.40% and prepayment speeds ranging from 11.1% to 11.8%, depending on the stratification of the specific assets.

Note 8. Deposits

Time deposits that exceed the FDIC insurance limit of $250,000 at March 31, 2019 and December 31, 2018 were $188.2 million and $164.3 million, respectively.

The scheduled maturities of time deposits were as follows at March 31, 2019:

March 31, 2019
(In thousands)
2019 remaining	$294,545
2020	99,615
2021	520
2022	516
2023	490
Thereafter	13
Total	$395,699

Deposits from principal officers, directors, and their affiliates at March 31, 2019 and December 31, 2018 were $1.5 million and $778,000, respectively.

Note 9. Borrowing arrangements

As of March 31, 2019, the Company had no  borrowings from the Federal Home Loan Bank of San Francisco. The Company has a letter of credit with the FHLB in the amount of $49,000,000 to secure a public deposit.

The Company had available borrowings from the following institutions as of March 31, 2019:

March 31, 2019
(In thousands)
Federal Home Loan Bank—San Francisco	$212,033
Federal Reserve Bank	114,034
Pacific Coast Bankers Bank	8,000
Zions Bank	5,500
Total	$339,567

The Company has pledged approximately $753.2 million of loans as collateral for these lines of credit as of March 31, 2019.

Note 10. Income Taxes

The Company’s income tax expense was $1.5 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate was 24.3 percent and 26.7 percent for the three months ended March 31, 2019 and 2018, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2014 and for state taxing authorities for tax years prior to 2013.

There were no significant unrealized tax benefits recorded as of March 31, 2019 and 2018, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

Note 11. Commitments and Contingencies

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

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$67,003	$60,789
Standby letter of credit	895	1,790
Commercial letter of credit	1,035	1,209
Total undisbursed loan commitments	$68,933	$63,788

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Note 12. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of March 31, 2019, as described further below. Total compensation cost that has been charged against earnings for these plans was $377,000 and $246,000 in the three months ended March 31, 2019 and 2018, respectively.

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

There were no stock options granted under the 2005 Plan during the three months ended March 31, 2019 or 2018.

A summary of the transactions under the 2005 Plan for the three months ended March 31, 2019 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except share data)
Outstanding, as of January 1, 2019	250,000	$4.00
Options granted	—	—
Options exercised	(60,000)	2.83
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2019	190,000	4.37	$831
Fully vested and expected to vest	189,500	4.36	$831
Vested	188,000	$4.33	$831

Information related to the 2005 Plan for the periods indicated follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Intrinsic value of options exercised	$387	$—
Cash received from option exercises	107	—
Tax benefit realized from option exercised	—	—

There were no shares available for grant under the 2005 Plan as of March 31, 2019. The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at March 31, 2019 was 2.87 years. The weighted average remaining contractual term of stock options that were exercisable at March 31, 2019 was 2.85 years.

As of March 31, 2019, the Company had approximately $1,000 of unrecognized compensation costs related to unvested stock options under the 2005 Plan. The Company expects to recognize these costs over a weighted average period of 2 months.

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

The exercise prices of stock options granted under the plan may not be less than 100 percent of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during the three months ended March 31, 2019 or 2018.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. Awards which were granted in the three months ended March 31, 2019 vest at the end of three years from the date of the grant. No awards were granted in the three months ended March 31, 2019. Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options outstanding under the 2010 Plan for the three months ended March 31, 2019 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except share data)
Outstanding, as of January 1, 2019	620,000	$4.57
Options granted	—	—
Options exercised	(65,000)	2.85
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2019	555,000	4.77	$2,206
Fully vested and expected to vest	532,500	4.64	$2,190
Vested	465,000	$4.15	$2,139

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Intrinsic value of options exercised	$396	$286
Cash received from option exercises	185	114
Tax benefit realized from option exercised	102	76

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at March 31, 2019 was 2.78 years. The weighted average remaining contractual term of stock options that were exercisable at March 31, 2019 was 2.35 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the three months ended March 31, 2019 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(Dollars in thousands, except share data)
Non-vested, as of January 1, 2019	436,000	$8.19
Awards granted	—	—
Awards vested	—	—
Awards forfeited	—	—
Non-vested, as of March 31, 2019	436,000	$8.19	$3,815

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Tax benefit realized from awards vested	$—	$—

Note 13. Revenue Recognition

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

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. $172,000 or 1.2%, and $193,000 or 1.6% of total revenues in the three months ended March 31, 2019 and 2018, respectively, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well  as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. $276,000, or 1.9%, and $344,000, or 2.9% of total revenues in the three months ended March 31, 2019 and 2018, respectively, of service charges on deposits is from overdraft and NSF fees.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $79,000, or 0.5%, and $77,000, or 0.7% of total revenues for the three months ended March 31, 2019 and 2018, respectively, is included in other income in noninterest income.

Other revenue streams that are recorded in other income in noninterest income include revenue generated from letters of credit and income on bank owned life insurance. These revenue streams are either not material or out of scope of ASC 606.

Note 14. Fair Value of Financial Instruments

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

Other Investment: The Company has equity investment with readily determinable fair value. The fair value for the equity investment with readily determinable fair value is obtained from unadjusted quoted prices in active markets on the date of measurement and classified as Level 1.

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

OREO: OREO is reported at fair value at the time the asset was transferred to OREO. The fair value of OREO was estimated using appraised value and classified as a Level 3 nonrecurring fair value measurement. OREO is reviewed on quarterly basis for additional impairment and adjusted to lower of cost or market.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are summarized below:

		Fair Value Measuring Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
As of March 31, 2019:
U.S. Government sponsored agency securities	$6,940	$—	$6,940	$—
Mortgage-backed securities - residential	13,700	—	13,700	—
Collateralized mortgage obligations	33,476	—	33,476	—
Other investments:
Mutual fund - CRA qualified	2,534	2,534	—	—

As of December 31, 2018:
U.S. Government sponsored agency securities	$6,906	$—	$6,906	$—
Mortgage-backed securities - residential	14,129	—	14,129	—
Collateralized mortgage obligations	34,301	—	34,301	—
Other investments:
Mutual fund - CRA qualified	2,488	2,488	—	—

There were no transfers between Level 1 and Level 2 in the three months ended March 31, 2019 or 2018. There were no other assets or liabilities, except OREO measured at fair value on a non-recurring basis as of March 31, 2019 or December 31, 2018. OREO is reported at fair value. The value was based on third party appraisal, which the Company classifies as a Level 3 nonrecurring fair value measurement.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value as of March 31, 2019 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of March 31, 2019:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$65,796	$65,796	$—	$—	$65,796
Loans held for sale	246	—	264	—	264
Loans receivable, net	903,445	—	—	916,455	916,455
Accrued interest receivable	3,368	14	234	3,120	3,368
Financial Liabilities:
Deposit	$929,402	$—	$927,423	$—	$927,423
Accrued interest payable	2,178	—	2,178	—	2,178

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2018 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of December 31, 2018:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$77,726	$77,726	$—	$—	$77,726
Loans held for sale	752	—	806	—	806
Loans receivable, net	865,423	—	—	862,394	862,394
Accrued interest receivable	3,068	44	240	2,784	3,068
Financial Liabilities:
Deposit	$905,176	$—	$904,466	$—	$904,466
Accrued interest payable	1,715	—	1,715	—	1,715

Note 15. Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was 0.625% in 2016 and increased 0.625% annually until 2019. As of March 31, 2019, the capital conservation buffer for the Company is 2.50%. Management believes as of March 31, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2019 and December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios, exclusive of the capital conservation buffer, are presented below as of March 31, 2019 and December 31, 2018:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$144,216	16.02%	N/A	N/A	N/A	N/A
Bank	140,411	15.60%	72,009	8.00%	90,012	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	134,528	14.94%	N/A	N/A	N/A	N/A
Bank	130,723	14.52%	54,007	6.00%	72,009	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	134,528	14.94%	N/A	N/A	N/A	N/A
Bank	130,723	14.52%	40,505	4.50%	58,508	6.50%
Tier 1 capital (to average assets)
Consolidated	134,528	12.96%	N/A	N/A	N/A	N/A
Bank	130,723	12.60%	41,509	4.00%	51,886	5.00%

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$139,593	16.26%	N/A	N/A	N/A	N/A
Bank	139,538	16.25%	68,686	8.00%	85,857	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	51,514	6.00%	68,686	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	38,636	4.50%	55,807	6.50%
Tier 1 capital (to average assets)
Consolidated	129,893	12.88%	N/A	N/A	N/A	N/A
Bank	129,838	12.87%	40,346	4.00%	50,432	5.00%

Note 16. Earnings per Share

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

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2019	2018
Basic
Net income	$4,740	$3,216
Undistributed earnings allocated to participating securities	(127)	(106)
Net income allocated to common shares	4,613	3,110
Weighted average common shares outstanding	15,817,060	13,292,083
Basic earnings per common share	$0.29	$0.23
Diluted
Net income allocated to common shares	$4,613	$3,110
Weighted average common shares outstanding for basic earnings per common share	15,817,060	13,292,083
Add: Dilutive effects of assumed exercises of stock options	295,665	534,873
Average shares and dilutive potential common shares	16,112,725	13,826,956
Diluted earnings per common share	$0.29	$0.22

Stock options and restricted stock awards for 145,000 share of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2019, because they were antidilutive. No shares of common stock were antidilutive for the three months ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	Three Months Ended
	March 31,	March 31,
	2019	2018
Income Statement Data:
Interest income	$14,086	$11,180
Interest expense	3,288	1,621
Net interest income	10,798	9,559
Provision for loan losses	—	575
Noninterest income	3,583	2,212
Noninterest expense	8,123	6,811
Income before taxes	6,258	4,385
Provision for income taxes	1,518	1,169
Net Income	$4,740	$3,216
Diluted earnings per share	$0.29	$0.22
Performance Ratios:
Return on average assets (annualized)	1.83%	1.43%
Return on average equity (annualized)	14.46%	13.64%
Net interest margin (annualized)	4.38%	4.56%
Efficiency ratio (1)	56.48%	57.86%
(1) Represents noninterest expense divided by the sum of net interest income and noninterest income.

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	As of
	March 31,	March 31,
	2019	2018
Balance Sheet Data:
Loans held for sale	$246	$18,571
Gross loans, net of unearned income	913,064	793,751
Allowance for loan losses	9,619	9,716
Total assets	1,077,235	956,842
Deposits	929,402	818,280
Shareholders’ equity	132,376	117,260
Credit Quality:
Nonperforming loans	$1,580	$592
Nonperforming assets	2,726	592
Net charge-offs to average gross loans (annualized)	0.01%	0.00%
Nonperforming assets to gross loans plus OREO	0.30%	0.07%
ALL to nonperforming loans	609%	1641%
ALL to gross loans	1.05%	1.22%
Capital Ratios:
Leverage ratio	12.96%	13.09%
Common equity tier 1 ratio	14.94%	14.93%
Tier 1 risk-based capital ratio	14.94%	14.93%
Total risk-based capital ratio	16.02%	16.17%

Results of Operations—Comparison for the Three Months Ended March 31, 2019 and 2018

The following discussion of our results of operations compares the three months ended March 31, 2019 to the three months ended March 31, 2018.

We reported net income for the three months ended March 31, 2019 of $4.7 million compared to net income of $3.2 million for the three months ended March 31, 2018, an increase of $1.5 million, or 47.4%. The increase was primarily due to a $1.2 million increase in net interest income, one time gain on company owned life insurance of $1.2 million, a $575,000 decrease in provision for loan losses, partially offset by a $1.3 million increase in noninterest expense.

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

The following table presents, for the periods indicated, information about (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields, (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates, (iii) net interest income, (iv) the interest rate spread, and (v) the net interest margin.

	Three months Ended March 31,
	2019			2018
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$52,963	$372	2.81%	$21,887	$144	2.64%
Securities available for sale	54,771	360	2.63	38,211	188	1.97
Total investments	107,734	732	2.72	60,098	332	2.21
Real estate loans	519,037	7,149	5.59	444,224	5,535	5.05
SBA loans	131,272	2,933	9.06	134,935	2,550	7.67
C & I loans	106,680	1,594	6.06	100,187	1,366	5.53
Home Mortgage loans	128,507	1,636	5.09	104,254	1,345	5.16
Consumer loans	2,532	42	6.68	3,630	52	5.68
Total loans (2)	888,028	13,354	6.09	787,230	10,848	5.58
Total earning assets	995,762	14,086	5.72	847,328	11,180	5.34
Noninterest-earning assets	42,476			52,084
Total assets	$1,038,238			$899,412

Interest-bearing liabilities:
NOW and savings deposits	$5,176	$3	0.25%	$6,404	$4	0.25%
Money market deposits	251,583	1,121	1.81	260,912	708	1.10
Time deposits	379,430	2,164	2.31	243,597	822	1.37
Total interest-bearing deposits	636,189	3,288	2.10	510,913	1,534	1.22
Borrowings	—	—	—	23,779	87	1.49
Total interest-bearing liabilities	636,189	3,288	2.10	534,692	1,621	1.23
Noninterest-bearing liabilities:
Noninterest-bearing deposits	262,524			260,221
Other noninterest-bearing liabilities	8,444			10,180
Total noninterest-bearing liabilities	270,968			270,401
Shareholders’ equity	131,081			94,319
Total liabilities and shareholders’ equity	$1,038,238			$899,412
Net interest income / interest rate spreads		$10,798	3.62%		$9,559	4.11%
Net interest margin			4.38%			4.56%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$898,713	$3,288	1.48%	$771,134	$1,534	0.81%
Total funding liabilities / cost of funds	$898,713	$3,288	1.48%	$794,913	$1,621	0.83%

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

	Three Months Ended March 31,
	2019 over 2018
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$218	$10	$228
Securities available for sale	97	75	172
Total investments	315	85	400
Real estate loans	987	627	1,614
SBA loans	(73)	456	383
C & I loans	92	136	228
Home Mortgage loans	309	(18)	291
Consumer loans	(18)	8	(10)
Total loans	1,297	1,209	2,506
Total earning assets	1,612	1,294	2,906

NOW and savings deposits	(1)	—	(1)
Money market deposits	(27)	440	413
Time deposits	602	740	1,342
Total interest-bearing deposits	574	1,180	1,754
Borrowings	(87)	—	(87)
Total interest-bearing liabilities	487	1,180	1,667

Net interest income	$1,125	$114	$1,239

Net interest income increased $1.2 million, or 13.0%, to $10.8 million for the three months ended March 31, 2019 from $9.6 million for the same period in 2018, primarily due to the growth in average loans and securities and an increase in the average yields on loans and securities.

Average loans increased $100.8 million, or 12.8%, to $888.0 million for the three months ended March 31, 2019 from $787.2 million for the same period in 2018. Average securities available for sale increased $16.6 million, or 43.3%, to $54.8 million for the three months ended March 31, 2019 from $38.2 million for the same period in 2018. Average interest-earning assets increased $148.4 million, or 17.5%, to $995.8 million for the three months ended March 31, 2019 from $847.3 million for the same period in 2018. The increase in average loans was primarily due to new loan production, and the increase in average securities was due to purchases of available for sale securities.

The average yield on loans increased 51 basis points to 6.09% for the three months ended March 31, 2019 from 5.58% for the same period in 2018, primarily due to cumulative market rate increases by the Federal Reserve of 100 basis points through four rate hikes of 25 basis points in 2018. The average yield on securities increased 66 basis points to 2.63% for the three months ended March 31, 2019 from 1.97% for the same period in 2018, attributable primarily to purchasing higher yielding securities.

The average yield on Federal funds sold and other investments increased 17 basis points to 2.81% for the three months ended March 31, 2019 from 2.64% for the same period in 2018, primarily due to aforementioned market rate increases by the Federal Reserve and an increase in average Federal Funds.

The average yield on interest-earning assets increased 38 basis points to 5.72% for the three months ended March 31, 2019 from 5.34% for the same period in 2018.

Interest expense increased $1.7 million, or 102.8%, to $3.3 million for the three months ended March 31, 2019 from $1.6 million for the same period in 2018, primarily due to the growth in average interest-bearing deposits and higher rates paid on interest-bearing deposits due to cumulative market rate increases by the Federal Reserve.

Average interest-bearing liabilities increased $101.5 million, or 19.0%, to $636.2 million for the three months ended March 31, 2019, compared with $534.7 million for the same period in 2018. The increase in average interest-bearing liabilities resulted primarily from a $135.8 million increase in average time deposits. Average noninterest-bearing demand deposits increased $2.3 million, or 0.9%, to $262.5 million for the three months ended March 31, 2019 compared to $260.2 million for the same period in 2018.

The average cost of interest-bearing liabilities increased 87 basis points to 2.10% for the three months ended March 31, 2019 from 1.23% for the same period in 2018.

Net interest income increased $1.2 million, or 13.0%, for the three months ended March 31, 2019, to $10.8 million compared to $9.6 million for the same period in 2018. The net interest spread and net interest margin for the three months ended March 31, 2019 were 3.62% and 4.38%, respectively, compared with 4.11% and 4.56%, respectively, for the same period in 2018.

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

We had no provision for loan losses for the three months ended March 31, 2019 compared to $575,000 for the same period in 2018. The decrease was primarily due to a $362,000 decrease in specific reserve for an SBA commercial loan upon the confirmation of SBA government guarantee and a decrease in the required reserve for loan losses as a percentage of gross loans for March 31, 2019 as overall loss factors, including qualitative factors, used in the first quarter of 2019 were lower than those for the first quarter of 2018.

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

Noninterest income for the three months ended March 31, 2019 increased $1.4 million, or 62.0%, to $3.6 million compared to the same period in 2018. The increase was primarily attributable to one time gain on company owned life insurance of $1.2 million, an increase of $91,000 in credit related fees, an increase of $88,000 in gain on sale of SBA loans, partially offset by a decrease of $89,000 in service charges on deposits. We sold $17.7 million in SBA loans with a gain of $1.1 million on sale for the three months ended March 31, 2019 and $13.4 million in SBA loans with a gain of $968,000 on sale for the same period in 2018.

The following table sets forth the various components of our noninterest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$448	$537	$(89)
Loan servicing fees, net of amortization	383	324	59
Gain on sale of loans	1,077	989	88
Other income and fees	1,675	362	1,313
Total noninterest income	$3,583	$2,212	$1,371

Noninterest Expense

Noninterest expense for the three months ended March 31, 2019 was $8.1 million compared to $6.8 million for the same period in 2018, an increase of $1.3 million or 19.3%. The increase was primarily attributable to increased salaries and employee benefits, other expense, and our contribution to the Open Stewardship Foundation (“Foundation”).

The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$5,168	$4,211	$957
Occupancy and equipment	1,077	1,026	51
Data processing and communication	312	331	(19)
Professional fees	203	152	51
FDIC insurance and regulatory assessments	104	96	8
Promotion and advertising	178	145	33
Directors' fees and stock-based compensation	229	209	20
Foundation donation and other contributions	388	329	59
Other expenses	464	312	152
Total noninterest expense	8,123	6,811	1,312

Salaries and employee benefits expense for the three months ended March 31, 2019 increased $957,000, or 22.7%, to $5.2 million from $4.2 million for the same period in 2018. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 158.5 and 136.5 in the three months ended March 31, 2019 and 2018, respectively.

Our aggregate donations to the Foundation and other charitable and community contributions for the three months ended March 31, 2019 were $388,000 compared to $329,000 for the same period in 2018, an increase of $59,000, or 17.90%. The increase was due to increased donation accruals for the Foundation, which is directly proportionate to the growth in our after-tax income. On an annual basis, we donate 10% of our consolidated net income after taxes to the Foundation.

Other expenses for the three months ended March 31, 2019 were $464,000 compared to $312,000 for the same period in 2018. The increase was primarily due to OREO expense of $38,000 and an increase of $65,000 in credit related expenses.

Income Tax Expense

Income tax expense was $1.5 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate was 24.3 percent and 26.7 percent for the three months ended March 31, 2019 and 2018, respectively.

Financial Condition

Total assets increased $33.0 million, or 3.2%, to $1.08 billion at March 31, 2019 compared to $1.04 billion at December 31, 2018. This increase primarily resulted from an increase of $38.0 million, or 4.3%, in gross loans. We funded our asset growth primarily with an increase of $24.2 million in deposits.

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

All of the securities in our investment portfolio were classified as available-for-sale at March 31, 2019. There were no held-to-maturity securities in our investment portfolio at March 31, 2019. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available-for-sale decreased $1.2 million, or 2.2%, to $54.1 million at March 31, 2019 from $55.3 million at December 31, 2018, primarily due to the paydowns on home mortgage-backed securities and collateralized mortgage obligations. No issuer of the available-for-sale securities, other than FNMA and FHLMC, comprised more than ten percent of our shareholders’ equity as of March 31, 2019 or December 31, 2018.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	March 31, 2019			December 31, 2018
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$6,995	$6,940	$(55)	$6,994	$6,906	$(88)
Mortgage-backed securities: residential	13,859	13,700	(159)	14,465	14,129	(336)
Collateralized mortgage obligations	33,537	33,476	(61)	34,655	34,301	(354)
Total available for sale	$54,391	$54,116	$(275)	$56,114	$55,336	$(778)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2019, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We have no securities with contractual maturities due in one year or less as of March 31, 2019.

	As of March 31, 2019
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$3,995	1.73%	$3,000	1.60%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	—	—%	7,057	1.98%	6,802	3.09%
Collateralized mortgage obligations	—	—%	—	—%	1,322	1.80%	32,215	2.94%
Total available for sale	$3,995	1.73%	$3,000	1.60%	$8,379	1.95%	$39,017	2.96%

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

At March 31, 2019, gross loans including deferred costs totaled $913.1 million compared to $875.1 million at December 31, 2018, an increase of $38.0 million, or 4.3%. The increase in our gross loans resulted from organic growth in most of our loan categories.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$545,481	60%	$503,834	58%
SBA loan - real estate	120,660	13%	117,834	13%
Total real estate	666,141	73%	621,668	71%
SBA loan - non-real estate	9,818	1%	9,541	1%
Commercial and industrial	106,796	12%	113,975	13%
Home mortgage	127,851	14%	127,298	15%
Consumer	2,458	<1%	2,577	<1%
Gross loans	913,064	100%	875,059	100%
Allowance for loan losses	(9,619)		(9,636)
Net loans	$903,445		$865,423

The following tables presents the maturity distribution of our loans as of March 31, 2019 and December 31, 2018. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of March 31, 2019
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$28,368	$46,503	$208,610	$143,945	$62,375	$55,680	$545,481
SBA loans - real estate	—	—	—	—	—	120,660	120,660
Total real estate	28,368	46,503	208,610	143,945	62,375	176,340	666,141
SBA loan - non-real estate	—	—	—	762	—	9,056	9,818
Commercial and industrial	—	59,689	1,626	32,677	—	12,804	106,796
Home mortgage	—	—	—	—	121,483	6,368	127,851
Consumer	—	718	—	1,041	—	699	2,458
Gross loans	$28,368	$106,910	$210,236	$178,425	$183,858	$205,267	$913,064

	As of December 31, 2018
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$26,460	$39,204	$201,385	$133,085	$49,598	$54,102	$503,834
SBA loans - real estate	—	—	—	—	—	117,834	117,834
Total real estate	26,460	39,204	201,385	133,085	49,598	171,936	621,668
SBA loan - non-real estate	—	—	—	703	—	8,838	9,541
Commercial and industrial	—	69,358	1,675	32,278	—	10,664	113,975
Home mortgage	—	—	—	—	122,886	4,412	127,298
Consumer	—	1,030	—	1,110	—	437	2,577
Gross loans	$26,460	$109,592	$203,060	$167,176	$172,484	$196,287	$875,059

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services-oriented entities), SBA loans (unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 87.0% of our gross loans are secured by real property as of March 31, 2019, compared to 85.6% as of December 31, 2018.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At March 31, 2019 , approximately 55% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At March 31, 2019, our average loan to value for commercial real estate loans was approximately 55%. Our commercial real estate loan portfolio totaled $545.5 million at March 31, 2019 compared to $503.8 million at December 31, 2018.

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

As of March 31, 2019, our SBA portfolio totaled $130.5 million compared to $127.4 million as of December 31, 2018, an increase of $3.1 million, or 2.4%. The Bank originated $23.7 million of SBA loans in the three months ended March 31, 2019 compared to $23.5 million in the three months ended December 31, 2018.

Commercial and industrial loans totaled $106.8 million at March 31, 2019 compared to $114.0 million at December 31, 2018.

We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. The loan product is a five-year or seven-year hybrid adjustable rate mortgage which reprices after five years to the one-year LIBOR plus certain spreads. We originate the non-qualified single-family home mortgage loans held by us for investment. Home mortgage loans totaled $127.9 million at March 31, 2019 compared to $127.3 million at December 31, 2018, an increase of $553,000, or 0.4%.

Loan Servicing

As of March 31, 2019 , and December 31, 2018, we serviced $333.7 million and $323.5 million respectively, of SBA loans for others. Activities for loan servicing rights for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	Increase (decrease)
Beginning balance	$6,987	$6,771	$216
Additions	462	378	84
Amortized to expense	(403)	(424)	21
Ending balance	$7,046	$6,725	$321

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

The allowance for loan losses was $9.6 million at March 31, 2019 and December 31, 2018. An increase in the allowance for loan losses was not required for the first quarter of 2019, as an additional required reserve from an increase in loan balances during the quarter was offset by a $362,000 decrease in specific reserve for an SBA commercial loan upon the confirmation of SBA government guarantee.

In determining the allowance and the related provision for loan losses, we consider three principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial and industrial, commercial real estate, construction and land development loans; and (ii) allocations, by loan classes, on loan portfolios based on historical loan loss experience and qualitative factors.

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

Analysis of the Allowance for Loan Losses.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019				2018
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$4,805	$391	$—	$5,196	$4,801	$411	$—	$5,212
SBA loans - real estate	894	53	17	930	1,082	(76)	—	1,006
Total real estate	5,699	444	17	6,126	5,883	335	—	6,218
SBA loan - non-real estate	505	(376)	—	129	538	(40)	(2)	500
Commercial and industrial	1,746	(73)	—	1,673	1,265	316	—	1,581
Home mortgage	1,653	7	—	1,660	1,408	(33)	—	1,375
Consumer	33	(2)	—	31	45	(3)	—	42
Total	$9,636	$—	$17	$9,619	$9,139	$575	$(2)	$9,716
Gross loans				$913,064				$793,751
Average gross loans				888,028				787,230
Net charge-offs to average gross loans(1)				0.01%				(0.00)%
Allowance for loans losses to gross loans				1.05%				1.22%

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had one OREO property of $1.1 million at March 31, 2019 and no OREO at December 31, 2018. The sale of OREO is expected to complete by the end of May 2019.

Non-performing loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO. Non-performing loans were $1.6 million at March 31, 2019 compared to $1.9 million at December 31, 2018.

Classified loans were $4.2 million at March 31, 2019, an increase of $663,000 compared to $3.6 million at December 31, 2018. The increase of $663,000 was primary due to an addition of $1.1 million for two loans, an SBA real estate loan and a commercial loan, which are from a single borrower relationship and fully secured by real estate collateral, partially offset by a removal of $615,000 for two SBA real estate loans during the first quarter of 2019.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Non-accrual loans	$1,239	$1,571
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	341	343
Total non-performing loans	1,580	1,914
Other real estate owned	1,146	—
Total non-performing assets	$2,726	$1,914
Non-performing loans to gross loans	0.17%	0.22%
Non-performing assets to total assets	0.25%	0.18%
Allowance for loan losses to non-performing loans	609%	503%

Deposits

We gather deposits primarily through our branch locations. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts and certificate of deposits. We continued our effort of gathering noninterest demand deposits accounts through marketing to our existing and new loan customers, customer referrals, our marketing staff and various involvement with community networks.

Total deposits at March 31, 2019 were $929.4 million, representing an increase of $24.2 million, or 2.7%, compared to $905.2 million at December 31, 2018. As of March 31, 2019, 29.3% of total deposits were comprised of noninterest-bearing demand accounts, 28.1% of interest-bearing transaction accounts and 42.6% of time deposits.

The following tables summarize our average deposit balances and weighted average rates for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$262,524	―	%	$260,221	―	%
Interest-bearing:
NOW and Savings deposits	5,176	0.25		6,404	0.25
Money market	251,583	1.81		260,912	1.10
Time deposits ($250,000 or less)	201,406	2.29		129,741	1.38
Time deposits (more than $250,000)	178,024	2.33		113,856	1.36
Total interest-bearing	636,189	2.10		510,913	1.22
Total deposits	$898,713	1.48%		$771,134	0.81%

The following tables set forth the maturity of time deposits as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$65,770	$55,256	$76,437	$10,074	$207,537
Time deposits (greater than $250,000)	70,800	45,792	67,923	3,647	188,162
Total time deposits	$136,570	$101,048	$144,360	$13,721	$395,699

	As of December 31, 2018
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$57,343	$52,236	$69,706	$11,708	$190,993
Time deposits (greater than $250,000)	75,043	26,564	57,629	5,045	164,281
Total time deposits	$132,386	$78,800	$127,335	$16,753	$355,274

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At March 31, 2019 and December 31, 2018, we had maximum borrowing capacity from the FHLB of $361.9 million and $357.1 million, respectively. We had no borrowings from FHLB at March 31, 2019 or at December 31, 2018.

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

As of March 31, 2019, we had $13.5 million of unsecured federal funds lines with no amounts advanced, and as of December 31, 2018, we had $9.5 million of unsecured federal funds lines with no amounts advances. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $107.7 million and $92.8 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $187.3 million and $179.4 million as of March 31, 2019 and December 31, 2018, respectively. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2019 or December 31, 2018, and our borrowing capacity is limited only by eligible collateral.

At March 31, 2019 and December 31, 2018, we had no borrowings from the FHLB. Based on the values of loans pledged as collateral, we had $212.0 million and $209.7 million of additional borrowing availability with the FHLB as of March 31, 2019 and December 31, 2018, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2019 and December 31, 2018. We and the Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of March 31, 2019, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since March 31, 2019 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$144,216	16.02%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	140,411	15.60%	72,009	8.00%	90,012	10.00%	94,512	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	134,528	14.94%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	130,723	14.52%	54,007	6.00%	72,009	8.00%	76,510	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	134,528	14.94%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	130,723	14.52%	40,505	4.50%	58,508	6.50%	63,008	7.00%
Tier 1 capital (to average assets)
Consolidated	134,528	12.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	130,723	12.60%	41,509	4.00%	51,886	5.00%	41,509	4.00%

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$139,593	16.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	139,538	16.25%	68,686	8.00%	85,857	10.00%	90,150	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	51,514	6.00%	68,686	8.00%	72,979	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	38,636	4.50%	55,807	6.50%	60,100	7.00%
Tier 1 capital (to average assets)
Consolidated	129,893	12.88%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	12.87%	40,346	4.00%	50,432	5.00%	40,346	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at March 31, 2019 and December 31, 2018:

	Payments Due at March 31, 2019
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$533,703	$—	$—	$—	$533,703
Time deposits	381,978	12,795	423	503	395,699
Operating lease commitments	1,776	3,510	3,056	2,324	10,666
Commitments to fund investment for Low Income Housing Tax Credit	485	11	17	18	531
Total contractual obligations	$917,942	$16,316	$3,496	$2,845	$940,599

	Payments Due at December 31, 2018
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$549,902	$—	$—	$—	$549,902
Time deposits	338,521	16,001	752	—	355,274
Operating lease commitments	1,709	3,499	3,140	2,669	11,017
Commitments to fund investment for Low Income Housing Tax Credit	442	10	15	22	489
Total contractual obligations	$890,574	$19,510	$3,907	$2,691	$916,682

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

The following table summarized commitments as of the dates presented.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$97,003	$60,789
Standby letters of credit	895	1,790
Total	$97,898	$62,579

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2019 and December 31, 2018 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity			Economic Value of Equity Sensitivity
	03/31/2019		12/31/2018	03/31/2019		12/31/2018
+400 basis points	16.65%		16.25%	(2.87	) %	(2.94)%
+300 basis points	13.32%		13.16%	0.04%		(0.01)%
+200 basis points	9.48%		9.32%	1.81%		1.55%
+100 basis points	5.22%		5.11%	2.22%		2.62%
-100 basis points	(4.81	) %	(3.30)%	(7.04	) %	(4.38)%

We are within board-established policy limits for the all rate scenarios. The EAR reported at March 31, 2019 projects that our earnings are expected to be sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets decreased resulting in a position shift to be slightly more asset sensitive.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31 2018. There were no material changes from risk factors previously disclosed in our Form 10-K. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

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

The following table summarizes share repurchase activities during the first quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Program	Approximate Number of Shares that May Yet Be Purchased Under the Program
	(Dollars in thousands, except per share data)
February 1, 2019 to February 28, 2019	180,745	$9.14	$180,745	-
March 1, 2019 to March 31, 2019	78,140	9.23	78,140	141,115
Total	258,885	$9.17	$258,885	141,115

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

Company Name

Date: May 14, 2019	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: May 14, 2019	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer