Form 10-Q
period 2019-06-30
OP Bancorp
filed 2019-08-08
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2019, there were 15,861,582 outstanding shares of the Registrant’s common stock.

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

•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	restraints on the ability of Open Bank to pay dividends to the holding company, which could limit our liquidity;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
•	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
•	changes in our management personnel or our inability to retain, motivate and hire qualified management personnel;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•	risks related to potential acquisitions;
•	incremental costs and obligations associated with operating as a public company;

•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OP BANCORP

CONSOLIDATED BALANCE SHEETS (unaudited)

As of June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$83,111	$77,726
Securities available for sale, at fair value	51,829	55,336
Other investments	8,134	7,260
Loans held for sale	1,245	752
Loans receivable, net of allowance of $9,525 at June 30, 2019 and $9,636 at December 31, 2018	937,481	865,423
Premises and equipment, net	5,341	4,633
Accrued interest receivable	3,301	3,068
Servicing assets	6,996	6,987
Company owned life insurance	10,482	11,394
Deferred tax assets	2,858	3,672
Operating right-of-use assets (1)	8,959	—
Other assets	7,819	7,935
Total assets	$1,127,556	$1,044,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$274,976	$285,132
Interest bearing:
Savings	3,527	3,421
Money market and others	279,748	261,349
Time deposits greater than $250,000	211,305	164,281
Other time deposits	205,116	190,993
Total deposits	974,672	905,176
Accrued interest payable	2,287	1,715
Operating lease liabilities (1)	10,737	—
Other liabilities	4,378	7,508
Total liabilities	992,074	914,399

Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,723,007 and 15,860,306 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	88,455	91,209
Additional paid-in capital	6,965	6,249
Retained earnings	39,878	32,877
Accumulated other comprehensive loss	184	(548)
Total shareholders’ equity	135,482	129,787
Total liabilities and shareholders' equity	$1,127,556	$1,044,186
(1) The adoption of ASU 2016-02, Leases (Topic 842) in the first quarter of 2019 resulted in the recognition of right-of-use assets and lease liabilities on balance sheet.

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except share data)
Interest income
Interest and fees on loans	$14,093	$11,670	$27,447	$22,517
Interest on investment securities	327	208	687	396
Other interest income	458	184	831	329
Total interest income	14,878	12,062	28,965	23,242
Interest expense
Interest on deposits	3,701	2,060	6,989	3,593
Interest on borrowed funds	—	15	-	103
Total interest expense	3,701	2,075	6,989	3,696
Net interest income	11,177	9,987	21,976	19,546
Provision for loan losses	401	33	401	609
Net interest income after provision for loan losses	10,776	9,954	21,575	18,937

Noninterest income
Service charges on deposits	499	398	1,026	935
Loan servicing fees, net of amortization	227	372	610	696
Gain on sale of loans	1,588	1,728	2,665	2,717
Other income	333	285	1,878	648
Total noninterest income	2,647	2,783	6,179	4,996
Noninterest expense
Salaries and employee benefits	5,344	4,615	10,513	8,826
Occupancy and equipment	1,132	1,064	2,209	2,089
Data processing and communication	367	297	725	627
Professional fees	247	166	451	318
FDIC insurance and regulatory assessments	105	104	210	200
Promotion and advertising	183	231	360	377
Directors’ fees	223	209	452	418
Foundation donation and other contributions	379	386	767	715
Other expenses	378	406	744	719
Total noninterest expense	8,358	7,478	16,431	14,289
Income before income taxes	5,065	5,259	11,323	9,644
Income tax expense	1,229	1,468	2,747	2,637
Net income	$3,836	$3,791	$8,576	$7,007
Earnings per share - Basic	$0.24	$0.24	$0.53	$0.47
Earnings per share - Diluted	$0.23	$0.23	$0.52	$0.45
Other comprehensive income (loss):
Change in unrealized income (loss) on securities available for sale	536	(98)	1,039	(606)
Tax effect	(158)	29	(307)	104
Total other comprehensive income (loss)	378	(69)	732	(502)
Comprehensive income	$4,214	$3,722	$9,308	$6,505

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

For the Three and Six Months ended June 30, 2019 and 2018

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at January 1, 2018	13,190,527	$67,926	$5,280	$18,624	$(350)	$91,480
Net income	—	—	—	3,216	—	3,216
Stock issued under stock offering, net of expenses	2,300,000	22,637	—	—	—	22,637
Stock issued under stock-based compensation plans	40,000	114	—	—	—	114
Stock-based compensation	—	—	246	—	—	246
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(433)	(433)
Balance at March 31, 2018	15,530,527	$90,677	$5,526	$21,840	$(783)	$117,260

Net income	—	—	—	3,791	—	3,791
Stock issued under stock offering, net of expenses	—	(64)	—	—	—	(64)
Stock issued under stock-based compensation plans	98,688	281	—	—	—	281
Stock-based compensation	—	—	194	—	—	194
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(69)	(69)
Balance at June 30, 2018	15,629,215	$90,894	$5,720	$25,631	$(852)	$121,393

Balance at January 1, 2019	15,860,306	$91,209	$6,249	$32,877	$(548)	$129,787
Net income	—	—	—	4,740	—	4,740
Stock issued under stock-based compensation plans	118,162	292	—	—	—	292
Stock-based compensation	—	—	377	—	—	377
Repurchase of common stock	(258,885)	(2,381)	—	—	—	(2,381)
Cash dividends declared	—	—	—	(793)	—	(793)
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	354	354
Balance at March 31, 2019	15,719,583	$89,120	$6,626	$36,824	$(194)	$132,376

Net income	—	—	—	3,836	—	3,836
Stock issued under stock-based compensation plans	77,809	—	—	—	—	—
Stock-based compensation	—	—	339	—	—	339
Repurchase of common stock	(74,385)	(665)	—	—	—	(665)
Cash dividends declared	—	—	—	(782)	—	(782)
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	378	378
Balance at June 30, 2019	15,723,007	$88,455	$6,965	$39,878	$184	$135,482

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$8,576	$7,007
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	401	609
Depreciation and amortization of premises and equipment	538	489
Amortization of net premiums on securities	122	124
Stock-based compensation	716	440
Gain on sales of loans	(2,665)	(2,717)
Earnings on company owned life insurance (COLI)	(1,376)	(153)
Origination of loans held for sale	(41,079)	(32,822)
Proceeds from sales of loans held for sale	42,251	41,528
Amortization of servicing assets	991	809
Net change in fair value of equity investment with readily determinable fair value	(98)	—
Net change in:
Accrued interest receivable	(233)	(134)
Deferred tax assets	814	855
Other assets	(191)	(3,460)
Accrued interest payable	572	450
Other liabilities	(1,352)	(1,988)
Net cash from operating activities	7,987	11,037
Cash flows from investing activities
Net change in loans receivable	(72,459)	(78,041)
Proceeds from calls of securities available for sale	4,424	3,193
Proceeds from COLI	2,288	—
Purchase of securities available for sale	—	(9,975)
Purchase of premises and equipment, net	(1,246)	(826)
Purchase of other investments	(776)	(421)
Net cash from investing activities	(67,769)	(86,070)
Cash flows from financing activities
Net change in deposits	69,496	50,067
Cash received from stock option exercises	292	395
Issuance of common stock, net of expenses	—	22,573
Repurchase of common stock	(3,046)	—
Cash dividend paid on common stock	(1,575)	—
Net cash from financing activities	65,167	73,035
Net change in cash and cash equivalents	5,385	(1,998)
Cash and cash equivalents at beginning of period	77,726	63,250
Cash and cash equivalents at end of period	$83,111	$61,252
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$3,040	$4,419
Interest	$6,417	$3,246
Supplemental noncash disclosure:
The adoption of ASU 2016-02, leases (Topic 842) recognition right-of-use assets	$8,959	$—
Transfer from securities available for sale to other investments	$—	$2,486

See accompanying notes to consolidated financial statements

OP BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Business Description

OP Bancorp (the “Company”) is a California corporation whose common stock is quoted on the Nasdaq Global Market under the ticker symbol, “OPBK.” The Company was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. The Company has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, the Company operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. The Company’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. The Company is operating with nine full service branches, eight of which are located in California, in Downtown Los Angeles, Los Angeles Fashion District, Los Angeles Koreatown, Gardena, Buena Park and Santa Clara. The Company opened a ninth full service branch in Carrollton, Texas in April, 2019. The Company also has four loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynwood and Seattle, Washington.

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

Management believes that as of June 30, 2019 and December 31, 2018 the allowance for loan losses is adequate based on information currently available. If a deterioration in the economy of the Company’s principal market area occurs, the Company’s loan portfolios could be adversely impacted and higher charge-offs and increases in non-performing assets could result. Such an adverse impact could also require a larger allowance for loan losses.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the three and six months ended June 30, 2019 or 2018.

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

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15—Fair Value of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, initially, and early adoption is permitted for fiscal years, including interim periods, beginning after December 15, 2018. ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, including software solutions, data requirements and loss estimation methodologies. The company has engaged a third party advisor to develop a new expected loss model. While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process. On July 2019, FASB proposed the effective date delay to January 2020 for SEC filers, excluding smalller reporting companies (SRCs), and January 2023 for all other entities including SRCs.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) (ASU 2017-08). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 requires premiums on purchased callable debt securities that have explicit, noncontingent call features that are callable at fixed prices to be amortized to the earliest call date. There are no accounting changes for securities held at a discount. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. ASU 2017-08 will be applied through a cumulative effect adjustment through equity (modified-retrospective approach). The Company did not have callable debt securities held at a premium at December 31, 2018 or June 30, 2019.

Note 3. Securities

The following table summarizes the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses for available for sale securities at June 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$6,997	$—	$(16)	$6,981
Mortgage-backed securities: residential	12,753	30	(53)	12,730
Collateralized mortgage obligations: residential	31,818	361	(61)	32,118
Total available for sale	$51,568	$391	$(130)	$51,829

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2018:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$6,994	$—	$(88)	$6,906
Mortgage-backed securities: residential	14,465	—	(336)	14,129
Collateralized mortgage obligations: residential	34,655	156	(510)	34,301
Total available for sale	$56,114	$156	$(934)	$55,336

There were no sales of securities available for sale in the three or six months ended June 30, 2019 or 2018. The amortized cost and estimated fair value of securities available for sale at June 30, 2019, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

	Amortized Cost	Fair Value
As of June 30, 2019:	(Dollars in thousands)
Available for sale:
Within one year	$4,997	$4,987
One to five years	2,000	1,994
Mortgage-backed securities: residential	12,753	12,730
Collateralized mortgage obligations	31,818	32,118
Total available for sale	$51,568	$51,829

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$5,981	$(16)	$5,981	$(16)
Mortgage-backed securities: residential	—	—	8,793	(53)	8,793	(53)
Collateralized mortgage obligations	—	—	9,587	(61)	9,587	(61)
Total available for sale	$-	$-	$24,361	$(130)	$24,361	$(130)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2018:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$6,906	$(88)	$6,906	$(88)
Mortgage-backed securities: residential	3,209	(23)	10,920	(313)	14,129	(336)
Collateralized mortgage obligations	3,348	(26)	14,544	(484)	17,892	(510)
Total available for sale	$6,557	$(49)	$32,370	$(885)	$38,927	$(934)

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

Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.

There were no securities pledged as collateral at June 30, 2019 or December 31, 2018.

Other investments at June 30, 2019 and December 31, 2018, consisted of the following:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
FHLB stock	$5,358	$4,582
PCBB stock	190	190
Mutual fund - CRA qualified	2,586	2,488
Total other investments	$8,134	$7,260

Note 4. Loans

The composition of the loan portfolio was as follows at June 20, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Real estate:
Commercial real estate	$583,634	$503,834
SBA loans—real estate	120,841	117,834
Total real estate	704,475	621,668
SBA loans—non-real estate	10,116	9,541
Commercial and industrial	105,133	113,975
Home mortgage	123,951	127,298
Consumer	3,331	2,577
Gross loans receivable	947,006	875,059
Allowance for loan losses	(9,525)	(9,636)
Loans receivable, net	$937,481	$865,423

No loans were outstanding to related parties as of June 30, 2019 or December 31, 2018.

The activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 was as follows:

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
	(Dollars in thousands)
Three months ended June 30, 2019:
Beginning balance	$5,196	$930	$129	$1,673	$1,660	$31	$9,619
Provision for loan losses	358	6	(10)	86	(51)	12	401
Charge-offs	—	(3)	—	(493)	—	—	(496)
Recoveries	—	—	—	—	—	1	1
Ending balance	$5,554	$933	$119	$1,266	$1,609	$44	$9,525
Three months ended June 30, 2018:
Beginning balance	$5,211	$1,006	$501	$1,580	$1,376	$42	$9,716
Provision for loan losses	(407)	(28)	61	297	113	(3)	33
Charge-offs	—	—	(28)	—	—	—	(28)
Recoveries	—	—	2	—	—	—	2
Ending balance	$4,804	$978	$536	$1,877	$1,489	$39	$9,723

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
	(Dollars in thousands)
Six months ended June 30, 2019:
Beginning balance	$4,805	$894	$505	$1,746	$1,653	$33	$9,636
Provision for loan losses	749	59	(386)	13	(44)	10	401
Charge-offs	—	(20)	—	(493)	—	—	(513)
Recoveries	—	—	—	—	—	1	1
Ending balance	$5,554	$933	$119	$1,266	$1,609	$44	$9,525
Six months ended June 30, 2018:
Beginning balance	$4,801	$1,082	$538	$1,265	$1,408	$45	$9,139
Provision for loan losses	3	(104)	23	612	81	(6)	609
Charge-offs	—	—	(28)	—	—	—	(28)
Recoveries	—	—	3	—	—	—	3
Ending balance	$4,804	$978	$536	$1,877	$1,489	$39	$9,723

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment as of June 30, 2019 and December 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
As of June 30, 2019:	(Dollars in thousands)
Allowance for loan losses:
Commercial real estate	$—	$5,554	$5,554
SBA loans—real estate	—	933	933
SBA loans—non-real estate	—	119	119
Commercial and industrial	358	908	1,266
Home mortgage	—	1,609	1,609
Consumer	—	44	44
Total	$358	$9,167	$9,525
Loans:
Commercial real estate	$—	$585,138	$585,138
SBA loans—real estate	497	120,969	121,466
SBA loans—non-real estate	41	10,132	10,173
Commercial and industrial	1,511	103,932	105,443
Home mortgage	—	124,465	124,465
Consumer	—	3,341	3,341
Total	$2,049	$947,977	$950,026
As of December 31, 2018:
Allowance for loan losses:
Commercial real estate	$—	$4,805	$4,805
SBA loans—real estate	—	894	894
SBA loans—non-real estate	362	143	505
Commercial and industrial	836	910	1,746
Home mortgage	—	1,653	1,653
Consumer	—	33	33
Total	$1,198	$8,438	$9,636
Loans:
Commercial real estate	$—	$505,229	$505,229
SBA loans—real estate	834	117,159	117,993
SBA loans—non-real estate	57	9,875	9,932
Commercial and industrial	1,516	112,781	114,297
Home mortgage	—	127,806	127,806
Consumer	—	2,586	2,586
Total	$2,407	$875,436	$877,843

The following table presents information related to impaired loans by class of loans as of and for the three and six months ended June 30, 2019 and 2018. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material. The difference between interest income recognized and cash basis interest recognized was immaterial.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the three months ended June 30, 2019:	(Dollars in thousands)
With no related allowance recorded:
SBA loans—real estate	$497	$—	$504	$—
SBA loans—non-real estate	41	—	45	—
With an allowance recorded:
Commercial and industrial	1,511	358	1,512	14
Total	$2,049	$358	$2,061	$14
As of and for the three months ended June 30, 2018:
With no related allowance recorded:
SBA loans—real estate	$140	$—	$140	$—
Commercial and industrial	749	—	749	11
With an allowance recorded:
SBA loans—non-real estate	419	419	434	4
Commercial and industrial	939	939	974	14
Total	$2,247	$1,358	$2,297	$29

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the six months ended June 30, 2019:	(Dollars in thousands)
With no related allowance recorded:
SBA loans—real estate	$497	$—	$510	$—
SBA loans—non-real estate	41	—	49	—
With an allowance recorded:
Commercial and industrial	1,511	358	1,513	28
Total	$2,049	$358	$2,072	$28
As of and for the six months ended June 30, 2018:
With no related allowance recorded:
Home mortgage	$140	$—	$140	$—
Consumer	749	—	749	21
With an allowance recorded:
SBA loans—non-real estate	419	419	435	8
Commercial and industrial	939	939	988	28
Total	$2,247	$1,358	$2,312	$57

The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest by class of loans as of June 30, 2019 and December 31, 2018:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
As of June 30, 2019:	(Dollars in thousands)
SBA loans—real estate	$497	$—	$497
SBA loans—non-real estate	41	—	41
Commercial and industrial	680	—	680
Total	$1,218	$—	$1,218
As of December 31, 2018:
SBA loans—real estate	$834	$—	$834
SBA loans—non-real estate	57	—	57
Commercial and industrial	680	—	680
Total	$1,571	$—	$1,571

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of June 30, 2019:	(Dollars in thousands)
Commercial real estate	$—	$—	$—	$—	$585,138	$585,138
SBA—real estate	—	1,013	—	1,013	120,453	121,466
SBA—non-real estate	—	—	—	—	10,173	10,173
Commercial and industrial	—	493	—	493	104,950	105,443
Home mortgage	1,065	701	—	1,766	122,699	124,465
Consumer	—	—	—	—	3,341	3,341
	$1,065	$2,207	$—	$3,272	$946,754	$950,026
As of December 31, 2018:
Commercial real estate	$—	$—	$—	$—	$505,229	$505,229
SBA—real estate	—	—	311	311	117,682	117,993
SBA—non-real estate	—	—	—	—	9,932	9,932
Commercial and industrial	—	—	680	680	113,617	114,297
Home mortgage	449	—	—	449	127,357	127,806
Consumer	—	—	—	—	2,586	2,586
	$449	$—	$991	$1,440	$876,403	$877,843

Troubled Debt Restructurings: As of June 30, 2019 and December 31, 2018, the Company had a recorded investment in troubled debt restructurings of $338,000 and $343,000, respectively. The Company has allocated $338,000 and $343,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2019 and December 31, 2018, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as troubled debt restructurings. There were no new loans identified as trouble debt restructurings during the three and six months ended June 30, 2019 or during the year ended December 31, 2018. There were no payment defaults during the three and six months ended June 30, 2019 or during the year ended December 31, 2018 of loans that had been modified as troubled debt restructurings within the previous twelve months.

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

As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
As of June 30, 2019:	(Dollars in thousands)
Commercial real estate	$585,138	$—	$—	$—	$585,138
SBA loans—real estate	118,425	777	2,264	—	121,466
SBA loans—non-real estate	10,117	15	41	—	10,173
Commercial and industrial	102,653	898	1,892	—	105,443
Home mortgage	124,465	—	—	—	124,465
Consumer	3,341	—	—	—	3,341
	$944,139	$1,690	$4,197	$—	$950,026
As of December 31, 2018:
Commercial real estate	$505,229	$—	$—	$—	$505,229
SBA loans—real estate	115,993	—	2,000	—	117,993
SBA loans—non-real estate	9,859	16	57	—	9,932
Commercial and industrial	112,781	—	1,516	—	114,297
Home mortgage	127,806	—	—	—	127,806
Consumer	2,586	—	—	—	2,586
	$874,254	$16	$3,573	$—	$877,843

Note 5. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the optional transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.

The Company’s operating leases are real estate leases which are comprised of its headquarters and office facilities from nonaffiliated parties with remaining lease terms ranging from 1 to 10 years as of June 30, 2019. Certain lease arrangements contain extension option which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

At June 30, 2019, operating right-of-use (“ROU”) assets and related liabilities were $9.0 million and $10.7 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases at June 30, 2019.

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

The table below summarized the Company’s total lease cost:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$440	$843
Variable lease cost	176	337
Total lease cost	$616	$1,180

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$479	$915
Weighted average remaining lease term - operating leases		6.2 years
Weighted average discount rate - operating leases		2.98%

Rent expense was $616,000 and $538,000 for the three months ended June 30, 2019 and 2018, and $1.2 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the consolidated balance sheet as of June 30, 2019:

(Dollars in thousands)	June 30, 2019
2019 remaining	$793
2020	2,002
2021	2,032
2022	2,028
2023	1,816
Thereafter	3,343
Total lease payments	12,014
Discount to present value	(1,277)
Total lease liability	$10,737

Rent commitments related to the lease of the Company’s main office and branch facilities, before considering renewal options and additional lessor charges as of December 31, 2018, were as follows:

(Dollars in thousands)	December 31, 2018
2019	$1,709
2020	1,757
2021	1,742
2022	1,685
2023	1,455
Thereafter	2,669
Total	$11,017

Note 6. Premises and equipment

The Company’s premises and equipment consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Leasehold improvements	$6,284	$5,518
Furniture and fixtures	3,114	2,791
Equipment and others	2,268	2,111
Total cost	11,666	10,420
Accumulated depreciation	(6,325)	(5,787)
Net book value	$5,341	$4,633

Total depreciation expense included in occupancy and equipment expenses was $270,000 and $249,000 for the three months ended June 30, 2019 and 2018, and $538,000 and $489,000 for the six months ended June 30, 2019 and 2018, respectively.

Note 7. Servicing Assets

Activity for loan servicing assets during the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning balance	$7,046	$6,725	$6,987	$6,771
Additions	538	655	1,000	1,032
Amortized to expense	(588)	(386)	(991)	(809)
Ending balance	$6,996	$6,994	$6,996	$6,994

There was no valuation allowance recorded against the carrying value of the servicing assets as of June 30, 2019 or 2018.

The fair value of the servicing assets was $8.5 million at June 30, 2019, which was determined using discount rates ranging from 1.75% to 10.00% and prepayment speeds ranging from 12.8% to 13.8%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8.5 million at June 30, 2018, which was determined using discount rates ranging from 4.50% to 10.75% and prepayment speeds ranging from 11.2% to 11.9%, depending on the stratification of the specific assets.

Note 8. Deposits

The scheduled maturities of time deposits were as follows at June 30, 2019:

June 30, 2019
(In thousands)
2019 remaining	$228,384
2020	185,162
2021	1,497
2022	716
2023	615
Thereafter	47
Total	$416,421

Deposits from principal officers, directors, and their affiliates at June 30, 2019 and December 31, 2018 were $928,000 and $778,000, respectively.

Note 9. Borrowing arrangements

As of June 30, 2019, the Company had no  borrowings from the Federal Home Loan Bank of San Francisco. The Company has a letter of credit with the FHLB in the amount of $49,000,000 to secure a public deposit.

The Company had available borrowings from the following institutions as of June 30, 2019:

June 30, 2019
(In thousands)
Federal Home Loan Bank—San Francisco	$220,279
Federal Reserve Bank	118,100
Pacific Coast Bankers Bank	8,000
Zions Bank	5,500
Total	$351,879

The Company has pledged approximately $782.9 million of loans as collateral for these lines of credit as of June 30, 2019.

Note 10. Income Taxes

The Company’s income tax expense was $1.2 million and $1.5 million for the three months ended June 30, 2019 and 2018, and $2.7 million and $2.6 million for the six months ended June 30, 2019 ad 2018, respectively. The effective income tax rate was 24.3 percent and 27.9 percent for the three months ended June 30, 2019 and 2018, and 24.3 percent and 27.3 percent for the six months ended June 30, 2019 and 2018, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2015 and for state taxing authorities for tax years prior to 2014.

There were no significant unrealized tax benefits recorded as of June 30, 2019 and 2018, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

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

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$65,873	$60,789
Standby letter of credit	3,933	1,790
Commercial letter of credit	1,029	1,209
Total undisbursed loan commitments	$70,835	$63,788

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Note 12. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of June 30, 2019, as described further below. Total compensation cost that has been charged against earnings for these plans was $339,000 and $194,000 in the three months ended June 30, 2019 and 2018, and $716,000 and $440,000 for the six months ended June 30, 2019 and 2018, respectively.

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

There were no stock options granted under the 2005 Plan during the six months ended June 30, 2019 or 2018.

A summary of the transactions under the 2005 Plan for the six months ended June 30, 2019 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2019	250,000	$4.00
Options granted	—	—
Options exercised	(60,000)	1.78
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2019	190,000	4.37	$1,229
Fully vested and expected to vest	190,000	4.37	$1,229
Vested	190,000	$4.37	$1,229

Information related to the 2005 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Intrinsic value of options exercised	$—	$252	$387	$252
Cash received from option exercises	—	76	107	76
Tax benefit realized from option exercised	—	—	—	—

There were no shares available for grant under the 2005 Plan as of June 30, 2019. The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at June 30, 2019 was 2.63 years. The weighted average remaining contractual term of stock options that were exercisable at June 30, 2019 was 2.63 years. The stock option under the 2015 Plan was fully vested as of June 30, 2019.

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

The exercise prices of stock options granted under the plan may not be less than 100 percent of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during the six months ended June 30, 2019 or 2018.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. Awards which were granted in the six months ended June 30, 2019 and 2018 vest at the end of three years from the date of the grant. 3,000 shares were granted at weighted average fair value of $8.15 and 148,000 shares were granted at weighted average fair value of $12.7 in the six months ended June 30, 2019 and 2018, respectively. Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options outstanding under the 2010 Plan for the six months ended June 30, 2019 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2019	620,000	$4.57
Options granted	—	—
Options exercised	(165,000)	1.12
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2019	455,000	5.20	$2,567
Fully vested and expected to vest	440,000	5.10	$2,525
Vested	395,000	$4.77	$2,397

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Intrinsic value of options exercised	$695	$590	$1,090	$876
Cash received from option exercises	—	205	185	319
Tax benefit realized from option exercised	183	87	285	160

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at June 30, 2019 was 2.84 years. The weighted average remaining contractual term of stock options that were exercisable at June 30, 2019 was 2.55 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the six months ended June 30, 2019 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(Dollars in thousands, except share data)
Non-vested, as of January 1, 2019	436,000	$8.19
Awards granted	3,000	8.15
Awards vested	(10,000)	8.00
Awards forfeited	—	—
Non-vested, as of June 30, 2019	429,000	$8.19	$4,650

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Tax benefit realized from awards vested	$3	$13	$3	$13

There were 87,427 shares available for grant under the 2010 Plan as of June 30, 2019 (in either stock options or restricted stock awards). As of June 30, 2019, the Company had approximately $2.3 million of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.33 years.

Note 13. Employee Benefit Plan

The Company established a 401(k) profit sharing plan (the “401(k) Plan”) which is open to all eligible employees who are at least 21 years old and have completed 90 days of service. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $293,000 and $227,000 for the six months ended June 30, 2019 and 2018, respectively.

Note 14. Revenue Recognition

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

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. $362,000 or 1.3%, and $368,000 or 1.5% of total revenues in the six months ended June 30, 2019 and 2018, respectively, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. $500,000, or 1.8%, and $567,000, or 2.3% of total revenues in the six months ended June 30, 2019 and 2018, respectively, of service charges on deposits is from overdraft and NSF fees.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $165,000, or 0.6%, and $163,000, or 0.7% of total revenues for the six months ended June 30, 2019 and 2018, respectively, is included in other income in noninterest income.

Other revenue streams that are recorded in other income in noninterest income include revenue generated from letters of credit and income on bank owned life insurance. These revenue streams are either not material or out of scope of ASC 606.

Note 15. Fair Value of Financial Instruments

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are summarized below:

		Fair Value Measuring Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
As of June 30, 2019:
U.S. Government sponsored agency securities	$6,981	$—	$6,981	$—
Mortgage-backed securities - residential	12,730	—	12,730	—
Collateralized mortgage obligations	32,118	—	32,118	—
Other investments:
Mutual fund - CRA qualified	2,586	2,586	—	—

As of December 31, 2018:
U.S. Government sponsored agency securities	$6,906	$—	$6,906	$—
Mortgage-backed securities - residential	14,129	—	14,129	—
Collateralized mortgage obligations	34,301	—	34,301	—
Other investments:
Mutual fund - CRA qualified	2,488	2,488	—	—

There were no transfers between Level 1 and Level 2 in the six months ended June 30, 2019 or 2018. There were no other assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2019 or December 31, 2018.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value as of June 30, 2019 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of June 30, 2019:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$83,111	$83,111	$—	$—	$83,111
Loans held for sale	1,245	—	1,335	—	1,335
Loans receivable, net	937,481	—	—	958,575	958,575
Accrued interest receivable	3,301	45	237	3,019	3,301
Financial Liabilities:
Deposit	$974,672	$—	$975,505	$—	$975,505
Accrued interest payable	2,287	—	2,287	—	2,287

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2018 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of December 31, 2018:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$77,726	$77,726	$—	$—	$77,726
Loans held for sale	752	—	806	—	806
Loans receivable, net	865,423	—	—	862,394	862,394
Accrued interest receivable	3,068	44	240	2,784	3,068
Financial Liabilities:
Deposit	$905,176	$—	$904,466	$—	$904,466
Accrued interest payable	1,715	—	1,715	—	1,715

Note 16. Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was 0.625% in 2016 and increased 0.625% annually until 2019. As of June 30, 2019, the capital conservation buffer for the Company is 2.50%. Management believes as of June 30, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2019 and December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios, exclusive of the capital conservation buffer, are presented below as of June 30, 2019 and December 31, 2018:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total capital (to risk-weighted assets)
Consolidated	$144,488	15.45%	N/A	N/A	N/A	N/A
Bank	143,731	15.37%	74,800	8.00%	93,500	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	134,887	14.42%	N/A	N/A	N/A	N/A
Bank	134,130	14.35%	56,100	6.00%	74,800	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	134,887	14.42%	N/A	N/A	N/A	N/A
Bank	134,130	14.35%	42,075	4.50%	60,775	6.50%
Tier 1 capital (to average assets)
Consolidated	134,887	12.24%	N/A	N/A	N/A	N/A
Bank	134,130	12.18%	44,061	4.00%	55,076	5.00%

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$139,593	16.26%	N/A	N/A	N/A	N/A
Bank	139,538	16.25%	68,686	8.00%	85,857	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	51,514	6.00%	68,686	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	38,636	4.50%	55,807	6.50%
Tier 1 capital (to average assets)
Consolidated	129,893	12.88%	N/A	N/A	N/A	N/A
Bank	129,838	12.87%	40,346	4.00%	50,432	5.00%

Note 17. Earnings per Share

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

	Three Months Ended
	June 30,
(Dollars in thousands, except share data)	2019	2018
Basic
Net income	$3,836	$3,791
Undistributed earnings allocated to participating securities	(101)	(107)
Net income allocated to common shares	3,735	3,684
Weighted average common shares outstanding	15,685,478	15,577,772
Basic earnings per common share	$0.24	$0.24
Diluted
Net income allocated to common shares	$3,735	$3,684
Weighted average common shares outstanding for basic earnings per common share	15,685,478	15,577,772
Add: Dilutive effects of assumed exercises of stock options	266,120	532,685
Average shares and dilutive potential common shares	15,951,598	16,110,457
Diluted earnings per common share	$0.23	$0.23

	Six Months Ended
	June 30,
(Dollars in thousands, except share data)	2019	2018
Basic
Net income	$8,576	$7,007
Undistributed earnings allocated to participating securities	(228)	(213)
Net income allocated to common shares	8,348	6,794
Weighted average common shares outstanding	15,750,905	14,441,241
Basic earnings per common share	$0.53	$0.47
Diluted
Net income allocated to common shares	$8,348	$6,794
Weighted average common shares outstanding for basic earnings per common share	15,750,905	14,441,241
Add: Dilutive effects of assumed exercises of stock options	255,594	510,340
Average shares and dilutive potential common shares	16,006,499	14,951,581
Diluted earnings per common share	$0.52	$0.45

No shares of common stock were antidilutive for the three and six months ended June 30, 2019. Restricted stock awards for 148,000 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2018 because they were antidilutive.

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

Selected Financial Data

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Income Statement Data:
Interest income	$14,878	$12,062	$28,965	$23,242
Interest expense	3,701	2,075	6,989	3,695
Net interest income	11,177	9,987	21,976	19,547
Provision for loan losses	401	33	401	609
Noninterest income	2,647	2,783	6,179	4,996
Noninterest expense	8,358	7,478	16,431	14,290
Income before taxes	5,065	5,259	11,323	9,644
Provision for income taxes	1,229	1,468	2,747	2,637
Net Income	$3,836	$3,791	$8,576	$7,007
Diluted earnings per share	$0.23	$0.23	$0.52	$0.45
Performance Ratios:
Return on average assets (annualized)	1.39%	1.61%	1.60%	1.52%
Return on average equity (annualized)	11.50%	12.70%	12.97%	13.11%
Net interest margin (annualized)	4.26%	4.46%	4.32%	4.51%
Efficiency ratio (1)	60.45%	58.56%	58.36%	58.22%
(1) Represents noninterest expense divided by the sum of net interest income and noninterest income.

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	As of
	June 30,	June 30,
	2019	2018
Balance Sheet Data:
Loans held for sale	$1,245	$8,718
Gross loans, net of unearned income	947,006	826,040
Allowance for loan losses	9,525	9,723
Total assets	1,127,556	979,441
Deposits	974,672	823,373
Shareholders’ equity	135,482	121,393
Credit Quality:
Nonperforming loans	$1,556	$991
Nonperforming assets	1,556	991
Net charge-offs to average gross loans (annualized)	0.21%	0.01%
Nonperforming assets to gross loans plus OREO	0.16%	0.12%
ALL to nonperforming loans	612%	981%
ALL to gross loans	1.01%	1.18%
Capital Ratios:
Leverage ratio	12.24%	12.91%
Common equity tier 1 ratio	14.42%	14.90%
Tier 1 risk-based capital ratio	14.42%	14.90%
Total risk-based capital ratio	15.45%	12.91%

Results of Operations—Comparison for the Three Months Ended June 30, 2019 and 2018

The following discussion of our results of operations compares the three months ended June 30, 2019 to the three months ended June 30, 2018.

We reported net income for the three months ended June 30, 2019 of $3.8 million, or $0.23 per diluted common share in line with the net income of $3.8 million, or $0.23 per diluted common share for the three months ended June 30, 2018, an increase of $45,000, or 1.2%. The increase was primarily due to a $1.2 million increase in net interest income, and a $239,000 decrease in income tax expense, partially offset by an $880,000 increase in noninterest expense, a $368,000 increase in provision for loan losses, and a $136,000 decrease in noninterest income.

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

	Three months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$66,277	$458	2.74%	$26,857	$184	2.72%
Securities available for sale	53,329	327	2.45	40,372	208	2.06
Total investments	119,606	785	2.61	67,229	392	2.33
Real estate loans	562,256	7,837	5.59	464,899	6,008	5.18
SBA loans	137,133	3,063	8.96	143,604	2,714	7.58
C & I loans	104,273	1,558	5.99	107,546	1,473	5.49
Home Mortgage loans	125,577	1,588	5.06	110,476	1,425	5.16
Consumer loans	2,814	47	6.70	3,608	50	5.56
Total loans (2)	932,053	14,093	6.06	830,133	11,670	5.64
Total earning assets	1,051,659	14,878	5.67	897,362	12,062	5.39
Noninterest-earning assets	50,387			46,970
Total assets	$1,102,046			$944,332

Interest-bearing liabilities:
NOW and savings deposits	$4,725	$3	0.25%	$6,615	$4	0.24%
Money market deposits	281,239	1,335	1.90	253,162	804	1.27
Time deposits	389,294	2,363	2.43	298,535	1,252	1.68
Total interest-bearing deposits	675,258	3,701	2.20	558,312	2,060	1.48
Borrowings	2	—	2.76	3,132	15	1.92
Total interest-bearing liabilities	675,260	3,701	2.20	561,444	2,075	1.48
Noninterest-bearing liabilities:
Noninterest-bearing deposits	276,569			254,700
Other noninterest-bearing liabilities	16,778			8,816
Total noninterest-bearing liabilities	293,347			263,516
Shareholders’ equity	133,439			119,373
Total liabilities and shareholders’ equity	$1,102,046			$944,333
Net interest income / interest rate spreads		$11,177	3.47%		$9,987	3.91%
Net interest margin			4.26%			4.46%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$951,827	$3,701	1.56%	$813,012	$2,060	1.02%
Total funding liabilities / cost of funds	$951,829	$3,701	1.56%	$816,144	$2,075	1.02%

(1)

Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank (“PCBB”) stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.

(2)	Average loan balances include non-accrual loans and loans held for sale.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables set forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volume and rate have been allocated to volume and rate ratably.

	Three Months Ended June 30,
	2019 over 2018
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$273	$1	$274
Securities available for sale	75	44	119
Total investments	348	45	393
Real estate loans	1,327	502	1,829
SBA loans	(127)	476	349
C & I loans	(46)	131	85
Home Mortgage loans	191	(28)	163
Consumer loans	(12)	9	(3)
Total loans	1,333	1,090	2,423
Total earning assets	1,681	1,135	2,816

NOW and savings deposits	(1)	—	(1)
Money market deposits	97	434	531
Time deposits	450	661	1,111
Total interest-bearing deposits	546	1,095	1,641
Borrowings	(7)	(8)	(15)
Total interest-bearing liabilities	539	1,087	1,626

Net interest income	$1,142	$48	$1,190

Interest income increased $2.8 million, or 23.3%, to $14.9 million for the three months ended June 30, 2019 from $12.1 million for the same period in 2018, primarily due to the growth in average loans and securities and an increase in the average yields on loans and securities.

Average loans increased $101.9 million, or 12.3%, to $932.1 million for the three months ended June 30, 2019 from $830.1 million for the same period in 2018. Average total investments including Federal funds and securities available for sale increased $52.4 million, or 77.9%, to $119.6 million for the three months ended June 30, 2019 from $67.2 million for the same period in 2018. Average interest-earning assets increased $154.3 million, or 17.2%, to $1.05 billion for the three months ended June 30, 2019 from $897.4 million for the same period in 2018. The increase in average loans was primarily due to new loan production, and the increase in average total investments was due to purchases of available for sale securities and Federal funds.

The average yield on loans increased 42 basis points to 6.06% for the three months ended June 30, 2019 from 5.64% for the same period in 2018, primarily due to cumulative market rate increases by the Federal Reserve in 2018. The average yield on securities increased 39 basis points to 2.45% for the three months ended June 30, 2019 from 2.06% for the same period in 2018, attributable primarily to purchasing higher yielding securities.

The average yield on Federal funds and other investments increased 2 basis points to 2.74% for the three months ended June 30, 2019 from 2.72% for the same period in 2018, primarily due to aforementioned market rate increases by the Federal Reserve and an increase in average Federal Funds.

The average yield on interest-earning assets increased 28 basis points to 5.67% for the three months ended June 30, 2019 from 5.39% for the same period in 2018.

Interest expense increased $1.6 million, or 78.4%, to $3.7 million for the three months ended June 30, 2019 from $2.1 million for the same period in 2018, primarily due to the growth in average interest-bearing deposits and higher rates paid on interest-bearing deposits due to cumulative market rate increases by the Federal Reserve.

Average interest-bearing liabilities increased $113.8 million, or 20.3%, to $675.3 million for the three months ended June 30, 2019, compared with $561.4 million for the same period in 2018. The increase in average interest-bearing liabilities resulted primarily from a $90.8 million increase in average time deposits. Average noninterest-bearing demand deposits increased $21.9 million, or 8.6%, to $276.6 million for the three months ended June 30, 2019 compared to $254.7 million for the same period in 2018.

The average cost of interest-bearing liabilities increased 72 basis points to 2.20% for the three months ended June 30, 2019 from 1.48% for the same period in 2018.

Net interest income increased $1.2 million, or 11.9%, for the three months ended June 30, 2019, to $11.2 million compared to $10.0 million for the same period in 2018. The net interest spread and net interest margin for the three months ended June 30, 2019 were 3.47% and 4.26%, respectively, compared with 3.91% and 4.46%, respectively, for the same period in 2018.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We establish an allowance for loan losses through charges to earnings, which are shown in the Consolidated Statements of Income and Comprehensive Income as the provision for loan losses. Specifically, identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for loan losses and charging the shortfall, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market area.

The provision for loan losses for the three months ended June 30, 2019 was $401,000 compared to $33,000 for the same period in 2018, an increase of $368,000, or 1,115.2%. A provision for loan losses was not required for the first three month of 2019. The increase in the provision for loan losses for the three months ended June 30, 2019 was primarily due to an increase in loan balance during the period.

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

Noninterest income for the three months ended June 30, 2019 decreased $136,000, or 4.9%, to $2.6 million compared to the same period in 2018. The decrease was primarily attributable to a decrease of $145,000 in loan servicing fees, a decrease of $140,000 in gain on sale of SBA loans, partially offset by an increase of $101,000 in service charges on deposits. We sold $21.2 million in SBA loans with a gain of $1.6 million on sale for the three months ended June 30, 2019 and $24.8 million in SBA loans with a gain of $1.7 million on sale for the same period in 2018.

The following table sets forth the various components of our noninterest income for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$499	$398	$101
Loan servicing fees, net of amortization	227	372	(145)
Gain on sale of loans	1,588	1,728	(140)
Other income and fees	333	285	48
Total noninterest income	$2,647	$2,783	$(136)

Noninterest Expense

Noninterest expense for the three months ended June 30, 2019 was $8.4 million compared to $7.5 million for the same period in 2018, an increase of $880,000 or 11.8%. The increase was primarily attributable to increased salaries and employee benefits, professional fees, and data processing and communication expenses.

The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$5,344	$4,615	$729
Occupancy and equipment	1,132	1,064	68
Data processing and communication	367	297	70
Professional fees	247	166	81
FDIC insurance and regulatory assessments	105	104	1
Promotion and advertising	183	231	(48)
Directors' fees and stock-based compensation	223	209	14
Foundation donation and other contributions	379	386	(7)
Other expenses	378	406	(28)
Total noninterest expense	8,358	7,478	880

Salaries and employee benefits expense for the three months ended June 30, 2019 increased $729,000, or 15.8%, to $5.3 million from $4.6 million for the same period in 2018. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 166.8 and 138.0 in the three months ended June 30, 2019 and 2018, respectively.

Occupancy and equipment expenses for the three months ended June 30, 2019 were $1.1 million, a $68,000, or 6.4% increase compared to the same period in 2018. Data processing and communication expenses increased $70,000, or 23.6%, to $367,00 for the three months ended June 30, 2019 compared to $297,000 for the same period in 2018. Those increase were primarily attributable to support the new loan production offices and a new branch opened in 2019.

Professional fees increased $81,000, or 49.0% to $247,000 for the three months ended June 30, 2019 compared to $166,000 for the same period in 2018. The increase was due to an increase in financial reporting and auditing costs as additional regulatory reporting requirements became applicable in 2019.

Income Tax Expense

Income tax expense was $1.2 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively. The effective income tax rate was 24.3 percent and 27.9 percent for the three months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to additional tax benefits from an increase in non-qualified stock option exercises during the three months ended June 30, 2019.

Results of Operations—Comparison for the Six Months Ended June 30, 2019 and 2018

The following discussion of our results of operations compares the six months ended June 30, 2019 to the six months ended June 30, 2018.

We reported net income for the six months ended June 30, 2019 of $8.6 million compared to net income of $7.0 million for the six months ended June 30, 2018, an increase of $1.6 million or 22.4%. The increase was primarily due to a $2.4 million increase in net interest income, and a $1.2 million increase in noninterest income, partially offset by a $2.1 million increase in noninterest expense, and a $110,000 increase in income tax expense.

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

	Six months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$59,657	$831	2.77%	$24,386	$329	2.67%
Securities available for sale	54,046	687	2.54	39,297	396	2.02
Total investments	113,703	1,518	2.66	63,683	725	2.26
Real estate	540,766	14,986	5.59	454,619	11,543	5.12
SBA	134,219	5,996	9.01	139,293	5,264	7.62
C & I	105,469	3,152	6.03	103,887	2,839	5.51
Home Mortgage	127,034	3,224	5.08	107,382	2,770	5.16
Consumer	2,674	89	6.71	3,619	101	5.63
Loans (2)	910,162	27,447	6.08	808,800	22,517	5.61
Total earning assets	1,023,865	28,965	5.70	872,483	23,242	5.36
Noninterest-earning assets	46,453			49,513
Total assets	$1,070,318			$921,996

Interest-bearing liabilities:
NOW and savings deposits	$4,949	$6	0.25%	$6,511	$7	0.22%
Money market deposits	266,492	2,456	1.86	257,015	1,512	1.19
Time deposits	384,389	4,527	2.38	271,218	2,074	1.54
Total interest-bearing deposits	655,830	6,989	2.15	534,744	3,593	1.35
Borrowings	1	—	2.76	13,398	103	1.54
Total interest-bearing liabilities	655,831	6,989	2.15	548,142	3,696	1.36
Noninterest-bearing liabilities:
Noninterest-bearing deposits	269,585			257,445
Other noninterest-bearing liabilities	12,635			9,493
Total noninterest-bearing liabilities	282,220			266,938
Shareholders’ equity	132,267			106,915
Total liabilities and shareholders’ equity	$1,070,318			$921,995
Net interest income / interest rate spreads		$21,976	3.55%		$19,546	4.00%
Net interest margin			4.32%			4.51%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$925,415	$6,989	1.52%	$792,189	$3,593	0.91%
Total funding liabilities / cost of funds	$925,416	$6,989	1.52%	$805,587	$3,696	0.92%

(1) Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank (“PCBB”) stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.

(2) Average loan balances include non-accrual loans and loans held for sale.

The following tables set forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volume and rate have been allocated to volume and rate ratably.

	Six months Ended June 30,
	2019 over 2018
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$491	$11	$502
Securities available for sale	171	120	291
Total investments	662	131	793
Real estate	2,319	1,124	3,443
SBA	(200)	932	732
C & I	43	270	313
Home Mortgage	498	(44)	454
Consumer	(29)	17	(12)
Loans	2,631	2,299	4,930
Total earning assets	3,293	2,430	5,723

NOW and savings deposits	(2)	1	(1)
Money market deposits	58	886	944
Time deposits	1,070	1,383	2,453
Total interest-bearing deposits	1,126	2,270	3,396
Borrowings	(52)	(51)	(103)
Total interest-bearing liabilities	1,074	2,219	3,293

Net interest income	$2,219	$211	$2,430

Interest income increased $5.7 million, or 24.6%, to $29.0 million for the six months ended June 30, 2019 from $23.2 million for the same period in 2018, primarily due to the growth in average loans and increase in the average yields on loans.

Average loans increased $101.4 million, or 12.5%, to $910.2 million for the six months ended June 30, 2019 from $808.8 million for the same period in 2018. Average securities available for sale increased $14.7 million, or 37.5%, to $54.0 million for the six months ended June 30, 2019 from $39.3 million for the same period in 2018. Average interest-earning assets increased $151.4 million, or 17.4%, to $1.02 billion for the six months ended June 30, 2019 from $872.5 million for the same period in 2018. The increase in average loans was primarily due to new loan production, and the increase in average securities was due to purchases of available for sale securities.

The average yield on loans increased 47 basis points to 6.08% for the six months ended June 30, 2019 from 5.61% for the same period in 2018, primarily due to cumulative market rate increases by the Federal Reserve. The average yield on securities increased 52 basis points to 2.54% for the six months ended June 30, 2019 from 2.02% for the same period in 2018, attributable primarily to purchasing higher yielding securities. The average yield on interest-earning assets increased 34 basis points to 5.70% for the six months ended June 30, 2019 from 5.36% for the same period in 2018.

The average yield on Federal funds and other investments increased 10 basis points to 2.77% for the six months ended June 30, 2019 from 2.67% for the same period in 2018, primarily due to aforementioned market rate increases by the Federal Reserve and an increase in the average balance of Federal funds and other investments with higher yields due to a purchase of additional Federal funds and FHLB stock.

Interest expense increased $3.3 million, or 89.1%, to $7.0 million for the six months ended June 30, 2019 from $3.7 million for the same period in 2018, primarily due to the growth in average interest-bearing deposits and higher rates paid on interest-bearing deposits.

Average interest-bearing liabilities increased $107.7 million, or 19.6%, to $655.8 million for the six months ended June 30, 2019, compared with $548.1 million for the same period in 2018. The increase in average interest-bearing liabilities resulted primarily from an $113.2 million increase in average time deposits, partially offset by a $13.4 million decrease in average borrowings. Average noninterest-bearing demand deposits increased $12.1 million, or 4.7%, to $269.6 million for the six months ended June 30, 2019 compared to $257.4 million for the same period in 2018.

The average cost of interest-bearing liabilities increased 79 basis points to 2.15% for the six months ended June 30, 2019 from 1.36% for the same period in 2018.

Net interest income increased $2.4 million, or 12.4%, for the six months ended June 30, 2019, to $22.0 million compared to $19.5 million for the same period in 2018. The net interest spread and net interest margin for the six months ended June 30, 2019 were 3.55% and 4.32%, respectively, compared with 4.00% and 4.51%, respectively, for the same period in 2018.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2019 was $401,000 compared to $609,000 for the same period in 2018, a decrease of $208,000, or 34.2%. The decrease was primarily due to a decrease in specific reserve for an SBA commercial loan upon the confirmation of SBA government guarantee, and a decrease in the required reserve for loan losses as a percentage of gross loans for June 30, 2019 as overall loss factors, including qualitative factors, used in the second quarter of 2019 were lower than those for the same period of 2018. The allowance for loan losses as a percentage of gross loans was 1.01% and 1.18% at June 30, 2019 and 2018, respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2019 was $6.2 million, an increase of $1.2 million, or 23.7%, compared to $5.0 million for the same period in 2018. The increase was primarily attributable to one time gain on company owned life insurance of $1.2 million, and a $91,000 increase in service charges on deposit accounts, partially off by a decrease of $86,000 in loan servicing fees. Service charges on deposit accounts increased $91,000 to $1.0 million in the six months ended June 30, 2019 compared to $935,000 in the same period in 2018, primarily due to increased activities on noninterest bearing deposit accounts.

We sold $38.9 million in SBA loans with a gain of $2.6 million on sale for six months ended June 30, 2019 and $38.2 million in SBA loans with gain of $2.7 million on sale for the same period in 2018.

The following table sets forth the various components of our noninterest income for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$1,026	$935	$91
Loan servicing fees, net of amortization	610	696	(86)
Gain on sale of loans	2,665	2,717	(52)
Other income and fees	1,878	648	1,230
Total noninterest income	$6,179	$4,996	$1,183

Noninterest Expense

Noninterest expense for the six months ended June 30, 2019 was $16.4 million compared to $14.3 million for the same period in 2018, an increase of $2.1 million, or 15.0%. The increase was primarily attributable to increased salaries and employee benefits, occupancy and equipment expense, and professional fees.

The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$10,513	$8,826	$1,687
Occupancy and equipment	2,209	2,089	120
Data processing and communication	725	627	98
Professional fees	451	318	133
FDIC insurance and regulatory assessments	210	200	10
Promotion and advertising	360	377	(17)
Directors' fees and stock-based compensation	452	418	34
Foundation donation and other contributions	767	715	52
Other expenses	744	719	25
Total noninterest expense	16,431	14,289	2,142

Salaries and employee benefits expense for the six months ended June 30, 2019 increased $1.7 million, or 19.1%, to $10.5 million from $8.8 million for the same period in 2018. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 162.4 and 138.5 in the six months ended June 30, 2019 and 2018, respectively.

Occupancy and equipment expense increased $120,000, or 5.7%, to $2.2 million for the six months ended June 30, 2019 compared to $2.1 million for the same period in 2018. The increase was primarily attributable to support the new loan production offices and a new branch opened in 2019.

Professional fees increased $133,000, or 41.8% to $451,000 for the six months ended June 30, 2019 compared to $318,000 for the same period in 2018. The increase was due to an increase in financial reporting and auditing costs as additional regulatory reporting requirements became applicable in 2019.

Income Tax Expense

Income tax expense was $2.7 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively. The effective income tax rate was 24.3 percent and 27.3 percent for the six months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to additional tax benefits from an increase in non-qualified stock option exercises during the six months ended June 30, 2019.

Financial Condition

Total assets increased $83.4 million, or 8.0%, to $1.13 billion at June 30, 2019 compared to $1.04 billion at December 31, 2018. This increase primarily resulted from an increase of $71.9 million, or 8.2%, in gross loans. We funded our asset growth primarily with an increase of $69.5 million in deposits during the six months ended June 30, 2019.

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

All of the securities in our investment portfolio were classified as available-for-sale at June 30, 2019. There were no held-to-maturity securities in our investment portfolio at June 30, 2019. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available-for-sale decreased $3.5 million, or 6.3%, to $51.8 million at June 30, 2019 from $55.3 million at December 31, 2018, primarily due to the paydowns on home mortgage-backed securities and collateralized mortgage obligations. No issuer of the available-for-sale securities, other than FNMA and FHLMC, comprised more than ten percent of our shareholders’ equity as of June 30, 2019 or December 31, 2018.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	June 30, 2019			December 31, 2018
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$6,997	$6,981	$(16)	$6,994	$6,906	$(88)
Mortgage-backed securities: residential	12,753	12,730	(23)	14,465	14,129	(336)
Collateralized mortgage obligations	31,818	32,118	300	34,655	34,301	(354)
Total available for sale	$51,568	$51,829	$261	$56,114	$55,336	$(778)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2019, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2019
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$4,997	1.69%	$2,000	1.65%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	—	—%	7,176	7.90%	5,577	2.41%
Collateralized mortgage obligations	—	—%	—	—%	1,226	1.73%	30,592	2.81%
Total available for sale	$4,997	1.69%	$2,000	1.65%	$8,402	1.88%	$36,169	2.75%

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

At June 30, 2019, gross loans including deferred costs totaled $947.0 million compared to $875.1 million at December 31, 2018, an increase of $71.9 million, or 8.2%. The increase in our gross loans resulted from organic growth in most of our loan categories.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$583,634	62%	$503,834	58%
SBA loan - real estate	120,841	13%	117,834	13%
Total real estate	704,475	75%	621,668	71%
SBA loan - non-real estate	10,116	1%	9,541	1%
Commercial and industrial	105,133	11%	113,975	13%
Home mortgage	123,951	13%	127,298	15%
Consumer	3,331	<1%	2,577	<1%
Gross loans	947,006	100%	875,059	100%
Allowance for loan losses	(9,525)		(9,636)
Net loans	$937,481		$865,423

The following tables presents the maturity distribution of our loans as of June 30, 2019 and December 31, 2018. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of June 30, 2019
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$28,301	$42,577	$230,451	$170,075	$64,259	$47,971	$583,634
SBA loans - real estate	—	—	—	—	—	120,841	120,841
Total real estate	28,301	42,577	230,451	170,075	64,259	168,812	704,475
SBA loan - non-real estate	—	1	—	760	—	9,355	10,116
Commercial and industrial	—	58,424	175	31,872	—	14,662	105,133
Home mortgage	—	—	—	—	116,807	7,144	123,951
Consumer	—	1,689	—	970	—	672	3,331
Gross loans	$28,301	$102,691	$230,626	$203,677	$181,066	$200,645	$947,006

	As of December 31, 2018
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$26,460	$39,204	$201,385	$133,085	$49,598	$54,102	$503,834
SBA loans - real estate	—	—	—	—	—	117,834	117,834
Total real estate	26,460	39,204	201,385	133,085	49,598	171,936	621,668
SBA loan - non-real estate	—	—	—	703	—	8,838	9,541
Commercial and industrial	—	69,358	1,675	32,278	—	10,664	113,975
Home mortgage	—	—	—	—	122,886	4,412	127,298
Consumer	—	1,030	—	1,110	—	437	2,577
Gross loans	$26,460	$109,592	$203,060	$167,176	$172,484	$196,287	$875,059

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services-oriented entities), SBA loans (unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 87.5% of our gross loans are secured by real property as of June 30, 2019, compared to 85.6% as of December 31, 2018.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At June 30, 2019, approximately 55% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At June 30, 2019, our average loan to value for commercial real estate loans was approximately 54%. Our commercial real estate loan portfolio totaled $583.6 million at June 30, 2019 compared to $503.8 million at December 31, 2018.

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

As of June 30, 2019, our SBA portfolio totaled $131.0 million compared to $127.4 million as of December 31, 2018, an increase of $3.6 million, or 2.8%. The Bank originated $52.2 million of SBA loans in the six months ended June 30, 2019 compared to $45.7 million in the six months ended June 30, 2018.

Commercial and industrial loans totaled $105.1 million at June 30, 2019 compared to $114.0 million at December 31, 2018.

We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. The loan product is a five-year or seven-year hybrid adjustable rate mortgage which reprices after five years to the one-year LIBOR plus certain spreads. We originate the non-qualified single-family home mortgage loans held by us for investment. Home mortgage loans totaled $124.0 million at June 30, 2019 compared to $127.3 million at December 31, 2018, a decrease of $3.3 million, or 2.63%.

Loan Servicing

As of June 30, 2019, and December 31, 2018, we serviced $333.0 million and $323.5 million respectively, of SBA loans for others. Activities for loan servicing rights for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Increase (decrease)	2019	2018	Increase (decrease)
Beginning balance	$7,046	$6,725	$321	$6,987	$6,771	$216
Additions	538	655	(117)	1,000	1,032	(32)
Amortized to expense	(588)	(387)	(201)	(991)	(810)	(181)
Ending balance	$6,996	$6,993	$3	$6,996	$6,993	$3

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

The allowance for loan losses was $9.5 million at June 30, 2019 compared to $9.6 million at December 31, 2018, a decrease of $111,000, or 1.15%. The decrease in allowance for loan losses while the increase in loan balances was due to a decrease in specific reserve for an SBA commercial loan upon the confirmation of SBA government guarantee, and a decrease in the required reserve for loan losses as a percentage of gross loans for June 30, 2019 as overall loss factors, including qualitative factors, used in 2019 were lower than those for the same period of 2018.

In determining the allowance and the related provision for loan losses, we consider two principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial and industrial, commercial real estate, construction and land development loans; and (ii) allocations, by loan classes, on loan portfolios based on historical loan loss experience and qualitative factors.

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

Analysis of the Allowance for Loan Losses.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,
	2019				2018
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$5,196	$358	$—	$5,554	$5,211	$(407)	$—	$4,804
SBA loans - real estate	930	6	3	933	1,006	(28)	—	978
Total real estate	6,126	364	3	6,487	6,217	(435)	—	5,782
SBA loan - non-real estate	129	(10)	—	119	501	61	26	536
Commercial and industrial	1,673	86	493	1,266	1,580	297	—	1,877
Home mortgage	1,660	(51)	—	1,609	1,376	113	—	1,489
Consumer	31	12	(1)	44	42	(3)	—	39
Total	$9,619	$401	$495	$9,525	$9,716	$33	$26	$9,723
Gross loans				$947,006				$826,040
Average gross loans				932,053				830,133
Net charge-offs to average gross loans(1)				0.21%				0.01%
Allowance for loans losses to gross loans				1.01%				1.18%

(1) Net charge-offs are loan charge-offs net of loan recoveries.

	As of and For the Six Months Ended June 30,
	2019				2018
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$4,805	$749	$—	$5,554	$4,801	$3	$—	$4,804
SBA loans - real estate	894	59	20	933	1,082	(104)	—	978
Total real estate	5,699	808	20	6,487	5,883	(101)	—	5,782
SBA loan - non-real estate	505	(386)	—	119	538	23	25	536
Commercial and industrial	1,746	13	493	1,266	1,265	612	—	1,877
Home mortgage	1,653	(44)	—	1,609	1,408	81	—	1,489
Consumer	33	10	(1)	44	45	(6)	—	39
Total	$9,636	$401	$512	$9,525	$9,139	$609	$25	$9,723
Gross loans				$947,006				$826,040
Average gross loans				910,162				808,800
Net charge-offs to average gross loans(1)				0.11%				0.01%
Allowance for loans losses to gross loans				1.01%				1.18%

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO at June 30, 2019 and no OREO at December 31, 2018.

Non-performing loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO. Non-performing loans were $1.6 million at June 30, 2019 compared to $1.9 million at December 31, 2018.

Classified loans were $4.2 million at June 30, 2019, an increase of $624,000 compared to $3.6 million at December 31, 2018. The increase of $1.6 million, partially offset by a removal of $1.1 million for two commercial loans and one SBA real estate loans in 2019. As of the reporting date, one commercial loan was paid off and an SBA real estate loan and a commercial loans, which are from a single borrower relationship are fully secured by real estate collateral.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-accrual loans	$1,218	$1,571
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	338	343
Total non-performing loans	1,556	1,914
Other real estate owned	—	—
Total non-performing assets	$1,556	$1,914
Non-performing loans to gross loans	0.16%	0.22%
Non-performing assets to total assets	0.14%	0.18%
Allowance for loan losses to non-performing loans	612%	503%

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

Total deposits at June 30, 2019 were $974.7 million, representing an increase of $69.5 million, or 7.7%, compared to $905.2 million at December 31, 2018. As of June 30, 2019, 28.2% of total deposits were comprised of noninterest-bearing demand accounts, 29.1% of interest-bearing transaction accounts and 42.7% of time deposits.

The following tables summarize our average deposit balances and weighted average rates for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$276,569	―	%	$254,700	―	%
Interest-bearing:
NOW and Savings deposits	4,725	0.25		6,615	0.24
Money market	281,239	1.90		253,162	1.27
Time deposits ($250,000 or less)	190,219	2.40		159,672	1.66
Time deposits (more than $250,000)	199,075	2.47		138,863	1.71
Total interest-bearing	675,258	2.20		558,312	1.48
Total deposits	$951,827	1.56%		$813,012	1.02%

	Six Months Ended June 30,
	2019			2018
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$269,585	―	%	$257,445	―	%
Interest-bearing:
NOW and Savings deposits	4,949	0.25		6,511	0.22
Money market	266,492	1.86		257,015	1.19
Time deposits ($250,000 or less)	195,781	2.35		144,790	1.53
Time deposits (more than $250,000)	188,608	2.40		126,428	1.55
Total interest-bearing	655,830	2.15		534,744	1.35
Total deposits	$925,415	1.52%		$792,189	0.91%

The following tables set forth the maturity of time deposits as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$62,197	$57,442	$73,694	$11,783	$205,116
Time deposits (greater than $250,000)	59,849	48,896	95,692	6,868	211,305
Total time deposits	$122,046	$106,338	$169,386	$18,651	$416,421

	As of December 31, 2018
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$57,343	$52,236	$69,706	$11,708	$190,993
Time deposits (greater than $250,000)	75,043	26,564	57,629	5,045	164,281
Total time deposits	$132,386	$78,800	$127,335	$16,753	$355,274

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At June 30, 2019 and December 31, 2018, we had maximum borrowing capacity from the FHLB of $383.9 million and $357.1 million, respectively. We had no borrowings from FHLB at June 30, 2019 or at December 31, 2018.

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

We had $13.5 million of unsecured federal funds lines with no amounts advanced as of June 30, 2019 and as of December 31, 2018, respectively. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $118.1 million and $107.7 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $193.4 million and $179.4 million as of June 30, 2019 and December 31, 2018, respectively. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2019 or December 31, 2018, and our borrowing capacity is limited only by eligible collateral.

At June 30, 2019 and December 31, 2018, we had no borrowings from the FHLB. Based on the values of loans pledged as collateral, we had $220.3 million and $209.7 million of additional borrowing availability with the FHLB as of June 30, 2019 and December 31, 2018, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement the Basel III Capital Rules have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to us on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to us prior to that date. In addition, the Basel III Capital Rules implemented a concept known as the “capital conservation buffer.” In general, banks and bank holding companies are required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in with full compliance with the capital conservation buffer required by January 1, 2019.

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2019 and December 31, 2018. We and the Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of June 30, 2019, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since June 30, 2019 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total capital (to risk-weighted assets)
Consolidated	$144,488	15.45%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	143,731	15.37%	74,800	8.00%	93,500	10.00%	98,175	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	134,887	14.42%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	134,130	14.35%	56,100	6.00%	74,800	8.00%	79,475	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	134,887	14.42%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	134,130	14.35%	42,075	4.50%	60,775	6.50%	65,450	7.00%
Tier 1 capital (to average assets)
Consolidated	134,887	12.24%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	134,130	12.18%	44,061	4.00%	55,076	5.00%	44,061	4.00%

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$139,593	16.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	139,538	16.25%	68,686	8.00%	85,857	10.00%	90,150	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	51,514	6.00%	68,686	8.00%	72,979	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	38,636	4.50%	55,807	6.50%	60,100	7.00%
Tier 1 capital (to average assets)
Consolidated	129,893	12.88%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	12.87%	40,346	4.00%	50,432	5.00%	40,346	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at June 30, 2019 and December 31, 2018:

	Payments Due at June 30, 2019
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$558,251	$—	$—	$—	$558,251
Time deposits	397,770	17,642	432	577	416,421
Operating lease commitments	1,789	4,077	3,663	2,485	12,014
Commitments to fund investment for Low Income Housing Tax Credit	322	11	19	14	366
Total contractual obligations	$958,132	$21,730	$4,114	$3,076	$987,052

	Payments Due at December 31, 2018
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$549,902	$—	$—	$—	$549,902
Time deposits	338,521	16,001	752	—	355,274
Operating lease commitments	1,709	3,499	3,140	2,669	11,017
Commitments to fund investment for Low Income Housing Tax Credit	442	10	15	22	489
Total contractual obligations	$890,574	$19,510	$3,907	$2,691	$916,682

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

The following table summarized commitments as of the dates presented.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$65,873	$60,789
Standby letters of credit	3,933	1,790
Other commercial letters of credit	1,029	1,209
Total	$70,835	$63,788

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2019 and December 31, 2018 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity			Economic Value of Equity Sensitivity
	06/30/2019		12/31/2018	06/30/2019		12/31/2018
+400 basis points	18.72%		16.25%	(1.18	) %	(2.94)%
+300 basis points	14.96%		13.16%	1.35%		(0.01)%
+200 basis points	10.69%		9.32%	3.08%		1.55%
+100 basis points	5.86%		5.11%	3.03%		2.62%
-100 basis points	(4.96	) %	(3.30)%	(7.48	) %	(4.38)%

We are within board-established policy limits for the all rate scenarios. The EAR reported at June 30, 2019 projects that our earnings are expected to be sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets decreased resulting in a position shift to be slightly more asset sensitive.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes from risk factors previously disclosed in our Form 10-K. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

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

The following table summarizes share repurchase activities for the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Program	Approximate Number of Shares that May Yet Be Purchased Under the Program
	(Dollars in thousands, except per share data)
April 1, 2019 to April 30, 2019	69,126	$8.87	$69,126	-
May 1, 2019 to May 31, 2019	3,200	9.29	3,200	-
June 1, 2019 to June 30, 2019	2,059	9.30	2,059	66,730
Total	74,385	$8.90	$74,385	66,730

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

Company Name

Date: August 8, 2019	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: August 8, 2019	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer