Form 10-Q
period 2019-09-30
OP Bancorp
filed 2019-11-08
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, there were 15,702,743 outstanding shares of the Registrant’s common stock.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OP BANCORP

CONSOLIDATED BALANCE SHEETS (unaudited)

As of September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$89,107	$77,726
Securities available for sale, at fair value	52,295	55,336
Other investments	9,173	7,260
Loans held for sale	368	752
Loans receivable, net of allowance of $9,640 at September 30, 2019 and $9,636 at December 31, 2018	954,730	865,423
Premises and equipment, net	5,367	4,633
Accrued interest receivable	3,140	3,068
Servicing assets	6,959	6,987
Company owned life insurance (COLI)	10,551	11,394
Deferred tax assets	2,358	3,672
Other real estate owned (OREO)	1,817	—
Operating right-of-use assets (1)	8,606	—
Other assets	7,463	7,935
Total assets	$1,151,934	$1,044,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$296,831	$285,132
Interest bearing:
Savings	3,316	3,421
Money market and others	274,698	261,349
Time deposits greater than $250,000	219,547	164,281
Other time deposits	201,601	190,993
Total deposits	995,993	905,176
Accrued interest payable	2,541	1,715
Operating lease liabilities (1)	10,335	—
Other liabilities	5,472	7,508
Total liabilities	1,014,341	914,399

Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,711,580 and 15,860,306 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	87,085	91,209
Additional paid-in capital	7,154	6,249
Retained earnings	43,086	32,877
Accumulated other comprehensive loss	268	(548)
Total shareholders’ equity	137,593	129,787
Total liabilities and shareholders' equity	$1,151,934	$1,044,186
(1) The adoption of ASU 2016-02, Leases (Topic 842) in the first quarter of 2019 resulted in the recognition of right-of-use assets and lease liabilities on balance sheet.

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except share data)
Interest income
Interest and fees on loans	$14,278	$12,524	$41,725	$35,042
Interest on investment securities	332	249	1,019	645
Other interest income	502	233	1,333	561
Total interest income	15,112	13,006	44,077	36,248
Interest expense
Interest on deposits	3,893	2,477	10,883	6,071
Interest on borrowed funds	—	44	—	146
Total interest expense	3,893	2,521	10,883	6,217
Net interest income	11,219	10,485	33,194	30,031
Provision for loan losses	290	439	691	1,047
Net interest income after provision for loan losses	10,929	10,046	32,503	28,984

Noninterest income
Service charges on deposits	469	484	1,495	1,419
Loan servicing fees, net of amortization	243	310	853	1,006
Gain on sale of loans	1,714	1,135	4,379	3,852
Other income	306	355	2,185	1,002
Total noninterest income	2,732	2,284	8,912	7,279
Noninterest expense
Salaries and employee benefits	5,349	4,803	15,862	13,629
Occupancy and equipment	1,232	976	3,441	3,065
Data processing and communication	385	320	1,110	948
Professional fees	261	294	711	612
FDIC insurance and regulatory assessments	(21)	106	188	306
Promotion and advertising	182	222	543	598
Directors’ fees	228	216	680	633
Foundation donation and other contributions	402	369	1,169	1,084
Other expenses	406	399	1,151	1,118
Total noninterest expense	8,424	7,705	24,855	21,993
Income before income taxes	5,237	4,625	16,560	14,270
Income tax expense	1,237	1,144	3,984	3,781
Net income	$4,000	$3,481	$12,576	$10,489
Earnings per share - Basic	$0.25	$0.22	$0.78	$0.68
Earnings per share - Diluted	$0.24	$0.21	$0.77	$0.66
Other comprehensive income (loss):
Change in unrealized income (loss) on securities available for sale	119	(257)	1,158	(863)
Tax effect	(35)	76	(342)	180
Total other comprehensive income (loss)	84	(181)	816	(683)
Comprehensive income	$4,084	$3,300	$13,392	$9,806

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at January 1, 2019	15,860,306	$91,209	$6,249	$32,877	$(548)	$129,787
Net income	—	—	—	4,740	—	4,740
Stock issued under stock-based compensation plans	118,162	292	—	—	—	292
Stock-based compensation	—	—	377	—	—	377
Repurchase of common stock	(258,885)	(2,381)	—	—	—	(2,381)
Cash dividends declared	—	—	—	(793)	—	(793)
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	354	354
Balance at March 31, 2019	15,719,583	$89,120	$6,626	$36,824	$(194)	$132,376

Net income	—	—	—	3,836	—	3,836
Stock issued under stock-based compensation plans	77,809	—	—	—	—	—
Stock-based compensation	—	—	339	—	—	339
Repurchase of common stock	(74,385)	(665)	—	—	—	(665)
Cash dividends declared	—	—	—	(782)	—	(782)
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	378	378
Balance at June 30, 2019	15,723,007	$88,455	$6,965	$39,878	$184	$135,482

Net income	—	—	—	4,000	—	4,000
Stock issued under stock-based compensation plans	145,190	72	—	—	—	72
Stock-based compensation	—	—	189	—	—	189
Repurchase of common stock	(156,617)	(1,442)	—	—	—	(1,442)
Cash dividends declared	—	—	—	(792)	—	(792)
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	84	84
Balance at September 30, 2019	15,711,580	$87,085	$7,154	$43,086	$268	$137,593

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(continued)

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at January 1, 2018	13,190,527	$67,926	$5,280	$18,624	$(350)	$91,480
Net income	—	—	—	3,216	—	3,216
Stock issued under stock offering, net of expenses	2,300,000	22,637	—	—	—	22,637
Stock issued under stock-based compensation plans	40,000	114	—	—	—	114
Stock-based compensation	—	—	246	—	—	246
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(433)	(433)
Balance at March 31, 2018	15,530,527	$90,677	$5,526	$21,840	$(783)	$117,260

Net income	—	—	—	3,791	—	3,791
Stock issued under stock offering, net of expenses	—	(64)	—	—	—	(64)
Stock issued under stock-based compensation plans	98,688	281	—	—	—	281
Stock-based compensation	—	—	194	—	—	194
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(69)	(69)
Balance at June 30, 2018	15,629,215	$90,894	$5,720	$25,631	$(852)	$121,393

Net income	—	—	—	3,481	—	3,481
Stock issued under stock offering, net of expenses	—	(4)	—	—	—	(4)
Stock issued under stock-based compensation plans	141,361	119	—	—	—	119
Stock-based compensation	—	—	167	—	—	167
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(181)	(181)
Balance at September 30, 2018	15,770,576	$91,009	$5,887	$29,112	$(1,033)	$124,975

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$12,576	$10,489
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	691	1,047
Depreciation and amortization of premises and equipment	835	762
Amortization of net premiums on securities	183	183
Stock-based compensation	905	606
Gain on sales of loans	(4,379)	(3,852)
Earnings on company owned life insurance (COLI)	(1,445)	(231)
Origination of loans held for sale	(63,204)	(51,051)
Proceeds from sales of loans held for sale	66,415	65,769
Amortization of servicing assets	1,581	1,295
Net change in fair value of equity investment with readily determinable fair value	(137)	—
Net change in:
Accrued interest receivable	(73)	(319)
Deferred tax assets	1,313	(874)
Other assets	129	(2,402)
Accrued interest payable	826	772
Other liabilities	(307)	1,177
Net cash from operating activities	15,909	23,371
Cash flows from investing activities
Net change in loans receivable	(91,815)	(102,630)
Proceeds from matured, called, or paid-down securities available for sale	9,006	4,845
Proceeds from COLI	2,288	—
Purchase of securities available for sale	(4,989)	(13,262)
Purchase of equity investments	(1,000)	—
Purchase of premises and equipment, net	(1,569)	(1,039)
Purchase of other investments	(776)	(416)
Net cash from investing activities	(88,855)	(112,502)
Cash flows from financing activities
Net change in deposits	90,817	123,585
Cash received from stock option exercises	364	514
Repayment of Federal Home Loan Bank advances	—	(25,000)
Issuance of common stock, net of expenses	—	22,569
Repurchase of common stock	(4,488)	—
Cash dividend paid on common stock	(2,366)	—
Net cash from financing activities	84,327	121,668
Net change in cash and cash equivalents	11,381	32,537
Cash and cash equivalents at beginning of period	77,726	63,250
Cash and cash equivalents at end of period	$89,107	$95,787
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$3,465	$5,379
Interest	$10,056	$5,444
Supplemental noncash disclosure:
Transfer from loan receivable to OREO	$1,817	$—
The adoption of ASU 2016-02, leases (Topic 842) recognition right-of-use assets	$8,606	$—
Transfer from securities available for sale to other investments	$—	$2,486

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented, including eliminating intercompany transactions and balances. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2018, included in the Companys’ Annual Report on Form 10-K for the year ended December 31, 2018.

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

There has been no significant or material changes to the Company’s accounting policies during the three months ended September 30, 2019, as compared to the Summary of Significant Accounting Policies as described in “Note 2 of the Notes to Consolidated Financial Statements” in the Company’s unaudited consolidated financial statements included in its Quarterly Report on Form 10-Q for the period ended June 30, 2019.

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

ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, initially, and early adoption is permitted for fiscal years, including interim periods, beginning after December 15, 2018. ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, including software solutions, data requirements and loss estimation methodologies. The company has engaged a third party advisor to develop a new expected loss model. While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process. On July 2019, FASB proposed the effective date delay to January 2020 for SEC filers, excluding smalller reporting companies (SRCs), and January 2023 for all other entities including SRCs, and on October 2019, FASB voted to approve the proposed delay. The Board will draft a final ASU for vote by written ballot. The Compnay expects the adoption date would be January 2023.

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

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.  ASU No. 2018-11 allows entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  ASU No. 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  The amendments in these updates become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company elected the optional transition method permitted by ASU No. 2018-11.  Under this method, an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.  In addition, the Company elected to adopt the package of practical expedients to leases that commenced before the effective date: (1) an entity need not reassess whether any expired or existing contracts contain leases; (2) an entity need not reassess the lease classification for any expired or existing leases; and, (3) an entity need not reassess initial direct costs for any existing leases. The Company also elected the practical expedient, which must be applied consistently to all leases, to use hindsight in determining the lease term and in assessing impairment of our right-of-use assets.  We also elected to adopt a practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 contain a lease under this Topic. At the adoption date, the Company reported a lease liability of approximately $9.9 million, a right-of-use asset of approximately $8.0 million, and no cumulative-effect adjustment to retained earnings. See Note 5, “Leases” for further details.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) (ASU 2017-08). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 requires premiums on purchased callable debt securities that have explicit, noncontingent call features that are callable at fixed prices to be amortized to the earliest call date. There are no accounting changes for securities held at a discount. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. ASU 2017-08 will be applied through a cumulative effect adjustment through equity (modified-retrospective approach). The Company did not have callable debt securities held at a premium at December 31, 2018 or September 30, 2019.

Note 3. Securities

The following table summarizes the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses for available for sale securities as of September 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$5,998	$—	$(6)	$5,992
Mortgage-backed securities: residential	12,160	61	(24)	12,197
Collateralized mortgage obligations: residential	33,757	395	(46)	34,106
Total available for sale	$51,915	$456	$(76)	$52,295

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2018:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$6,994	$—	$(88)	$6,906
Mortgage-backed securities: residential	14,465	—	(336)	14,129
Collateralized mortgage obligations: residential	34,655	156	(510)	34,301
Total available for sale	$56,114	$156	$(934)	$55,336

There were no sales of securities available for sale in the three or nine months ended September 30, 2019 or 2018. The amortized cost and estimated fair value of securities available for sale at September 30, 2019, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

	Amortized Cost	Fair Value
As of September 30, 2019:	(Dollars in thousands)
Available for sale:
Within one year	$3,998	$3,995
One to five years	2,000	1,997
Mortgage-backed securities: residential	12,160	12,197
Collateralized mortgage obligations	33,757	34,106
Total available for sale	$51,915	$52,295

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses as of September 30, 2019 and December 31, 2018, aggregated by length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$1,000	$—	$3,992	$(6)	$4,992	$(6)
Mortgage-backed securities: residential	1,176	—	3,442	(24)	4,618	(24)
Collateralized mortgage obligations	2,140	(14)	4,014	(32)	6,154	(46)
Total available for sale	$4,316	$(14)	$11,448	$(62)	$15,764	$(76)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2018:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$6,906	$(88)	$6,906	$(88)
Mortgage-backed securities: residential	3,209	(23)	10,920	(313)	14,129	(336)
Collateralized mortgage obligations	3,348	(26)	14,544	(484)	17,892	(510)
Total available for sale	$6,557	$(49)	$32,370	$(885)	$38,927	$(934)

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement, and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of September 30, 2019, management believes no securities with unrealized losses were OTTI.

There were no securities pledged as collateral as of September 30, 2019 or December 31, 2018.

Other investments as of September 30, 2019 and December 31, 2018, consisted of the following:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
FHLB stock	$5,358	$4,582
PCBB stock	190	190
Mutual fund - CRA qualified	3,625	2,488
Total other investments	$9,173	$7,260

Note 4. Loans

The composition of the loan portfolio was as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Real estate:
Commercial real estate	$594,447	$503,834
SBA loans—real estate	124,963	117,834
Total real estate	719,410	621,668
SBA loans—non-real estate	11,269	9,541
Commercial and industrial	107,730	113,975
Home mortgage	123,092	127,298
Consumer	2,869	2,577
Gross loans receivable	964,370	875,059
Allowance for loan losses	(9,640)	(9,636)
Loans receivable, net	$954,730	$865,423

No loans were outstanding to related parties as of September 30, 2019 or December 31, 2018.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 was as follows:

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
	(Dollars in thousands)
Three months ended September 30, 2019:
Beginning balance	$5,554	$933	$119	$1,266	$1,609	$44	$9,525
Provision for loan losses	102	—	(2)	171	26	(7)	290
Charge-offs	—	—	—	(175)	—	—	(175)
Recoveries	—	—	—	—	—	—	—
Ending balance	$5,656	$933	$117	$1,262	$1,635	$37	$9,640
Three months ended September 30, 2018:
Beginning balance	$4,804	$978	$536	$1,877	$1,489	$39	$9,723
Provision for loan losses	271	30	89	43	12	(6)	439
Charge-offs	—	—	(57)	(565)	—	—	(622)
Recoveries	—	—	6	5	—	—	11
Ending balance	$5,075	$1,008	$574	$1,360	$1,501	$33	$9,551

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
	(Dollars in thousands)
Nine months ended September 30, 2019:
Beginning balance	$4,805	$894	$505	$1,746	$1,653	$33	$9,636
Provision for loan losses	851	59	(388)	184	(18)	3	691
Charge-offs	—	(20)	—	(668)	—	—	(688)
Recoveries	—	—	—	—	—	1	1
Ending balance	$5,656	$933	$117	$1,262	$1,635	$37	$9,640
Nine months ended September 30, 2018:
Beginning balance	$4,801	$1,082	$538	$1,265	$1,408	$45	$9,139
Provision for loan losses	274	(74)	112	654	93	(12)	1,047
Charge-offs	—	—	(85)	(565)	—	—	(650)
Recoveries	—	—	9	6	—	—	15
Ending balance	$5,075	$1,008	$574	$1,360	$1,501	$33	$9,551

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment as of September 30, 2019 and December 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
As of September 30, 2019:	(Dollars in thousands)
Allowance for loan losses:
Commercial real estate	$—	$5,656	$5,656
SBA loans—real estate	—	933	933
SBA loans—non-real estate	—	117	117
Commercial and industrial	336	926	1,262
Home mortgage	—	1,635	1,635
Consumer	—	37	37
Total	$336	$9,304	$9,640
Loans:
Commercial real estate	$—	$595,903	$595,903
SBA loans—real estate	488	125,085	125,573
SBA loans—non-real estate	36	11,295	11,331
Commercial and industrial	336	107,646	107,982
Home mortgage	—	123,581	123,581
Consumer	—	2,875	2,875
Total	$860	$966,385	$967,245
As of December 31, 2018:
Allowance for loan losses:
Commercial real estate	$—	$4,805	$4,805
SBA loans—real estate	—	894	894
SBA loans—non-real estate	362	143	505
Commercial and industrial	836	910	1,746
Home mortgage	—	1,653	1,653
Consumer	—	33	33
Total	$1,198	$8,438	$9,636
Loans:
Commercial real estate	$—	$505,229	$505,229
SBA loans—real estate	834	117,159	117,993
SBA loans—non-real estate	57	9,875	9,932
Commercial and industrial	1,516	112,781	114,297
Home mortgage	—	127,806	127,806
Consumer	—	2,586	2,586
Total	$2,407	$875,436	$877,843

The following table presents information related to impaired loans by class of loans as of and for the three and nine months ended September 30, 2019 and 2018. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material. The difference between interest income recognized and cash basis interest recognized was immaterial.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the three months ended September 30, 2019:	(Dollars in thousands)
With no related allowance recorded:
SBA loans—real estate	$488	$—	$493	$—
SBA loans—non-real estate	36	—	28	—
With an allowance recorded:
Commercial and industrial	336	336	337	5
Total	$860	$336	$858	$5
As of and for the three months ended September 30, 2018:
With no related allowance recorded:
SBA loans—real estate	$134	$—	$138	$—
Commercial and industrial	748	—	749	11
With an allowance recorded:
SBA loans—non-real estate	434	434	434	—
Commercial and industrial	345	345	348	5
Total	$1,661	$779	$1,669	$16

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the nine months ended September 30, 2019:	(Dollars in thousands)
With no related allowance recorded:
SBA loans—real estate	$488	$—	$505	$—
SBA loans—non-real estate	36	—	46	—
With an allowance recorded:
Commercial and industrial	336	336	339	15
Total	$860	$336	$890	$15
As of and for the nine months ended September 30, 2018:
With no related allowance recorded:
Home mortgage	$134	$—	$137	$—
Consumer	748	—	749	33
With an allowance recorded:
SBA loans—non-real estate	434	434	443	—
Commercial and industrial	345	345	350	14
Total	$1,661	$779	$1,679	$47

The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest, by class of loans, as of September 30, 2019 and December 31, 2018:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
As of September 30, 2019:	(Dollars in thousands)
SBA loans—real estate	$488	$—	$488
SBA loans—non-real estate	36	—	36
Commercial and industrial	710	—	710
Total	$1,234	$—	$1,234
As of December 31, 2018:
SBA loans—real estate	$834	$—	$834
SBA loans—non-real estate	57	—	57
Commercial and industrial	680	—	680
Total	$1,571	$—	$1,571

Nonaccrual loans and loans past due greater than 90 days still accruing interest include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of September 30, 2019:	(Dollars in thousands)
Commercial real estate	$472	$—	$—	$472	$595,431	$595,903
SBA—real estate	1,293	580	—	1,873	123,700	125,573
SBA—non-real estate	3	—	—	3	11,328	11,331
Commercial and industrial	374	—	—	374	107,608	107,982
Home mortgage	437	—	710	1,147	122,434	123,581
Consumer	—	—	—	—	2,875	2,875
	$2,579	$580	$710	$3,869	$963,376	$967,245
As of December 31, 2018:
Commercial real estate	$—	$—	$—	$—	$505,229	$505,229
SBA—real estate	—	—	311	311	117,682	117,993
SBA—non-real estate	—	—	—	—	9,932	9,932
Commercial and industrial	—	—	680	680	113,617	114,297
Home mortgage	449	—	—	449	127,357	127,806
Consumer	—	—	—	—	2,586	2,586
	$449	$—	$991	$1,440	$876,403	$877,843

Troubled Debt Restructurings: As of September 30, 2019 and December 31, 2018, the Company had a recorded investment in troubled debt restructurings of $336,000 and $343,000, respectively. As of September 30, 2019 and December 31, 2018, the Company has allocated $336,000 and $343,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as troubled debt restructurings. There were no new loans identified as trouble debt restructurings during the three and nine months ended September 30, 2019 or 2018. There were no payment defaults during the three and nine months ended September 30, 2019 or 2018 of loans that had been modified as troubled debt restructurings within the previous twelve months.

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For consumer loans, a credit grade is established at inception, and generally only adjusted based on performance. The Company analyzes loans individually by classifying the loans according to their credit risk. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
As of September 30, 2019:	(Dollars in thousands)
Commercial real estate	$595,903	$—	$—	$—	$595,903
SBA loans—real estate	122,553	773	2,247	—	125,573
SBA loans—non-real estate	11,281	14	36	—	11,331
Commercial and industrial	106,379	893	710	—	107,982
Home mortgage	123,325	—	256	—	123,581
Consumer	2,875	—	—	—	2,875
	$962,316	$1,680	$3,249	$—	$967,245
As of December 31, 2018:
Commercial real estate	$505,229	$—	$—	$—	$505,229
SBA loans—real estate	115,993	—	2,000	—	117,993
SBA loans—non-real estate	9,859	16	57	—	9,932
Commercial and industrial	112,781	—	1,516	—	114,297
Home mortgage	127,806	—	—	—	127,806
Consumer	2,586	—	—	—	2,586
	$874,254	$16	$3,573	$—	$877,843

Note 5. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the optional transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.

The Company’s operating leases are real estate leases which are comprised of its headquarters and office facilities from nonaffiliated parties with remaining lease terms ranging from 1 to 10 years as of September 30, 2019. Certain lease arrangements contain extension option which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

At September 30, 2019, operating right-of-use (“ROU”) assets and related liabilities were $8.6 million and $10.3 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases at September 30, 2019.

Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the lease commencement based on the present value of the remaining lease payments using the Company’s incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the consolidated statements of income. The Company’s occupancy expense also includes variable lease costs which is comprised of the Company's share of actual costs for utilities, common area maintenance, property taxes, and insurance that are not included in lease liabilities and are expensed as incurred. Variable lease costs can also include rent escalations based on changes to indices, such as the Consumer Price Index, where the Company estimates future rent increases and records the actual difference to variable costs.

The table below summarized the Company’s total lease cost:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$444	$1,287
Variable lease cost	211	548
Total lease cost	$655	$1,835

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$493	$1,408
Weighted average remaining lease term - operating leases		6.0 years
Weighted average discount rate - operating leases		2.98%

Rent expense was $655,000 and $545,000 for the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the consolidated balance sheet as of September 30, 2019:

(Dollars in thousands)	September 30, 2019
2019 remaining	$301
2020	2,002
2021	2,032
2022	2,028
2023	1,816
Thereafter	3,343
Total lease payments	11,522
Discount to present value	(1,187)
Total lease liability	$10,335

Rent commitments related to the lease of the Company’s main office and branch facilities, before considering renewal options and additional lessor charges as of December 31, 2018, were as follows:

(Dollars in thousands)	December 31, 2018
2019	$1,709
2020	1,757
2021	1,742
2022	1,685
2023	1,455
Thereafter	2,669
Total	$11,017

Note 6. Premises and equipment

The Company’s premises and equipment consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Leasehold improvements	$6,505	$5,518
Furniture and fixtures	3,155	2,791
Equipment and others	2,329	2,111
Total cost	11,989	10,420
Accumulated depreciation	(6,622)	(5,787)
Net book value	$5,367	$4,633

Total depreciation expense included in occupancy and equipment expenses was $297,000 and $273,000 for the three months ended September 30, 2019 and 2018, respectively, and $835,000 and $762,000 for the nine months ended September 30, 2019 and 2018, respectively.

Note 7. Servicing Assets

Activity for loan servicing assets during the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning balance	$6,996	$6,994	$6,987	$6,771
Additions	552	588	1,553	1,621
Amortized to expense	(589)	(485)	(1,581)	(1,295)
Ending balance	$6,959	$7,097	$6,959	$7,097

There was no valuation allowance recorded against the carrying value of the servicing assets as of September 30, 2019 or 2018.

The fair value of the servicing assets was $8.3 million at September 30, 2019, which was determined using discount rates ranging from 1.8% to 10.0% and prepayment speeds ranging from 13.4% to 14.6%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8.6 million at September 30, 2018, which was determined using discount rates ranging from 4.7% to 11.0% and prepayment speeds ranging from 11.4% to 13.3%, depending on the stratification of the specific assets.

Note 8. Deposits

The scheduled maturities of time deposits were as follows as of September 30, 2019:

September 30, 2019
(Dollars in thousands)
2019 remaining	$124,973
2020	288,900
2021	5,458
2022	972
2023	724
Thereafter	121
Total	$421,148

Deposits from principal officers, directors, and their affiliates as of September 30, 2019 and December 31, 2018 were $1.10 million and $778,000, respectively.

Note 9. Borrowing arrangements

As of September 30, 2019, the Company had no  borrowings from the Federal Home Loan Bank of San Francisco. The Company has a letter of credit with the FHLB in the amount of $49,000,000 to secure a public deposit.

The Company had available borrowings from the following institutions as of September 30, 2019:

September 30, 2019
(Dollars in thousands)
Federal Home Loan Bank—San Francisco	$232,865
Federal Reserve Bank	120,289
Pacific Coast Bankers Bank	8,000
Zions Bank	5,500
Total	$366,654

The Company has pledged approximately $811.5 million of loans as collateral for these lines of credit as of September 30, 2019.

Note 10. Income Taxes

The Company’s income tax expense was $1.2 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $4.0 million and $3.8 million for the nine months ended September 30, 2019 ad 2018, respectively. The effective income tax rate was 23.6% and 24.7% for the three months ended September 30, 2019 and 2018, respectively, and 24.1% and 26.5% for the nine months ended September 30, 2019 and 2018, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2016 and for state taxing authorities for tax years prior to 2015.

There were no significant unrealized tax benefits recorded as of September 30, 2019 and 2018, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

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

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$76,094	$60,789
Standby letter of credit	3,983	1,790
Commercial letter of credit	973	1,209
Total undisbursed loan commitments	$81,050	$63,788

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Note 12. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of September 30, 2019, as described further below. Total compensation cost that has been charged against earnings for these plans was $189,000 and $167,000 in the three months ended September 30, 2019 and 2018, respectively, and $905,000 and $606,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

The exercise prices of the options may not be less than 100 percent of the fair value of the Company’s common stock at the date of grant. The options, when granted, vest either immediately or ratably over five years from the date of the grant and expire after ten years if not exercised. The 2005 plan was expired in 2015 and no share is available for grant.

A summary of the transactions under the 2005 Plan for the nine months ended September 30, 2019 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2019	250,000	$4.00
Options granted	—	—
Options exercised	(95,000)	2.20
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2019	155,000	4.70	$787
Fully vested and expected to vest	155,000	4.70	$787
Vested	155,000	$4.70	$787

Information related to the 2005 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Intrinsic value of options exercised	$206	$234	$593	$487
Cash received from option exercises	72	119	179	195
Tax benefit realized from option exercised	5	—	5	—

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at September 30, 2019 was 2.77 years. The weighted average remaining contractual term of stock options that were exercisable at September 30, 2019 was 2.77 years. All of the stock options that are outstanding under the 2005 Plan were fully vested as of September 30, 2019.

2010 Plan: In 2010, the Board of Directors of the Bank approved a new equity incentive plan for granting stock options and restricted stock awards to key employees, officers, and non-employee directors of the Bank (the “2010 Plan”). In 2013, the 2010 Plan was amended and approved by the shareholders to increase the number of shares authorized to be issued under from 1,350,000 shares of common stock to 2,500,000 shares of common stock. The 2010 Plan was assumed by the Company in 2016 at the time of the bank holding company reorganization.

The exercise prices of stock options granted under the plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during the nine months ended September 30, 2019 or 2018.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. Awards which were granted in the nine months ended September 30, 2019 and 2018 vest at the end of three years from the date of the grant. In the nine months ended September 30, 2019 and 2018, 3,000 shares were granted at weighted average fair value of $8.15 and 148,000 shares were granted at weighted average fair value of $12.7, respectively. Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options outstanding under the 2010 Plan for the nine months ended September 30, 2019 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2019	620,000	$4.57
Options granted	—	—
Options exercised	(165,000)	1.12
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2019	455,000	5.20	$2,085
Fully vested and expected to vest	440,000	5.10	$2,058
Vested	395,000	$4.77	$1,978

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Intrinsic value of options exercised	$—	$—	$1,090	$876
Cash received from option exercises	—	—	185	319
Tax benefit realized from option exercised	—	—	285	160

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at September 30, 2019 was 2.59 years. The weighted average remaining contractual term of stock options that were exercisable at September 30, 2019 was 2.30 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the nine months ended September 30, 2019 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(Dollars in thousands, except share data)
Non-vested, as of January 1, 2019	436,000	$8.19
Awards granted	3,000	8.15
Awards vested	(141,500)	5.91
Awards forfeited	(8,000)	10.10
Non-vested, as of September 30, 2019	289,500	$9.25	$2,831

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Tax benefit realized from awards vested	$141	$272	$144	$285

There were 95,427 shares available for grant under the 2010 Plan as of September 30, 2019 (in either stock options or restricted stock awards). As of September 30, 2019, the Company had approximately $1.9 million of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.20 years.

Note 13. Employee Benefit Plan

The Company established a 401(k) profit sharing plan (the “401(k) Plan”) which is open to all eligible employees who are at least 21 years old and have completed 90 days of service. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $449,000 and $356,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Total revenues from services charges on deposits in the nine months ended September 30, 2019 and 2018, on a dollar and percentage of total revenue basis was $545,000 or 1.3%, and $558,000 or 1.5%, respectively, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. Total revenues from service charges on deposits from overdraft and NSF fees for the nine months ended September 30, 2019 and 2018, on a dollar and percentage of total revenue basis was $707,000, or 1.7%, and $861,000, or 2.3%, respectively.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $243,000, or 0.6%, and $243,000, or 0.7% of total revenues for the nine months ended September 30, 2019 and 2018, respectively, is included in other income in noninterest income.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized below:

		Fair Value Measuring Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
As of September 30, 2019:
U.S. Government sponsored agency securities	$5,992	$—	$5,992	$—
Mortgage-backed securities - residential	12,197	—	12,197	—
Collateralized mortgage obligations	34,106	—	34,106	—
Other investments:
Mutual fund - CRA qualified	3,625	3,625	—	—

As of December 31, 2018:
U.S. Government sponsored agency securities	$6,906	$—	$6,906	$—
Mortgage-backed securities - residential	14,129	—	14,129	—
Collateralized mortgage obligations	34,301	—	34,301	—
Other investments:
Mutual fund - CRA qualified	2,488	2,488	—	—

There were no transfers between Level 1 and Level 2 in the nine months ended September 30, 2019 or 2018. There were no other assets or liabilities, except OREO measured at fair value on a non-recurring basis as of September 30, 2019 or December 31, 2018. OREO is reported at fair value. The value was based on third party appraisal, which the Company classifies as a Level 3 nonrecurring fair value measurement.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value as of September 30, 2019 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of September 30, 2019:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$89,107	$89,107	$—	$—	$89,107
Loans held for sale	368	—	397	—	397
Loans receivable, net	954,730	—	—	980,317	980,317
Accrued interest receivable	3,140	19	246	2,875	3,140
Financial Liabilities:
Deposit	$995,993	$—	$997,256	$—	$997,256
Accrued interest payable	2,541	—	2,541	—	2,541

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2018 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of December 31, 2018:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$77,726	$77,726	$—	$—	$77,726
Loans held for sale	752	—	806	—	806
Loans receivable, net	865,423	—	—	862,394	862,394
Accrued interest receivable	3,068	44	240	2,784	3,068
Financial Liabilities:
Deposit	$905,176	$—	$904,466	$—	$904,466
Accrued interest payable	1,715	—	1,715	—	1,715

Note 16. Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was 0.625% in 2016 and increased 0.625% annually until 2019. As of September 30, 2019, the capital conservation buffer for the Company is 2.50%. Management believes as of September 30, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2019 and December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios, exclusive of the capital conservation buffer, are presented below as of September 30, 2019 and December 31, 2018:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total capital (to risk-weighted assets)
Consolidated	$146,641	15.36%	N/A	N/A	N/A	N/A
Bank	143,407	15.03%	76,332	8.00%	95,415	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	136,922	14.35%	N/A	N/A	N/A	N/A
Bank	133,688	14.01%	57,249	6.00%	76,332	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	136,922	14.35%	N/A	N/A	N/A	N/A
Bank	133,688	14.01%	42,937	4.50%	62,020	6.50%
Tier 1 capital (to average assets)
Consolidated	136,922	12.11%	N/A	N/A	N/A	N/A
Bank	133,688	11.83%	45,212	4.00%	56,515	5.00%

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$139,593	16.26%	N/A	N/A	N/A	N/A
Bank	139,538	16.25%	68,686	8.00%	85,857	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	51,514	6.00%	68,686	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	38,636	4.50%	55,807	6.50%
Tier 1 capital (to average assets)
Consolidated	129,893	12.88%	N/A	N/A	N/A	N/A
Bank	129,838	12.87%	40,346	4.00%	50,432	5.00%

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

	Three Months Ended
	September 30,
(Dollars in thousands, except share data)	2019	2018
Basic
Net income	$4,000	$3,481
Undistributed earnings allocated to participating securities	(81)	(107)
Net income allocated to common shares	3,919	3,374
Weighted average common shares outstanding	15,768,654	15,714,226
Basic earnings per common share	$0.25	$0.22
Diluted
Net income allocated to common shares	$3,918	$3,375
Weighted average common shares outstanding for basic earnings per common share	15,768,654	15,714,226
Add: Dilutive effects of assumed exercises of stock options	238,832	520,700
Average shares and dilutive potential common shares	16,007,486	16,234,926
Diluted earnings per common share	$0.24	$0.21

	Nine Months Ended
	September 30,
(Dollars in thousands, except share data)	2019	2018
Basic
Net income	$12,576	$10,489
Undistributed earnings allocated to participating securities	(309)	(320)
Net income allocated to common shares	12,267	10,169
Weighted average common shares outstanding	15,756,886	14,870,232
Basic earnings per common share	$0.78	$0.68
Diluted
Net income allocated to common shares	$12,267	$10,169
Weighted average common shares outstanding for basic earnings per common share	15,756,886	14,870,232
Add: Dilutive effects of assumed exercises of stock options	235,129	506,750
Average shares and dilutive potential common shares	15,992,015	15,376,982
Diluted earnings per common share	$0.77	$0.66

No shares of common stock were antidilutive for the three and nine months ended September 30, 2019, and for the three months and nine months ended September 30, 2018.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 2 of our unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q for the period ended June 30, 2019.

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

Selected Financial Data

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Income Statement Data:
Interest income	$15,112	$13,006	$44,077	$36,248
Interest expense	3,893	2,521	10,883	6,217
Net interest income	11,219	10,485	33,194	30,031
Provision for loan losses	290	439	691	1,047
Noninterest income	2,732	2,284	8,912	7,279
Noninterest expense	8,424	7,705	24,855	21,993
Income before taxes	5,237	4,625	16,560	14,270
Provision for income taxes	1,237	1,144	3,984	3,781
Net Income	$4,000	$3,481	$12,576	$10,489
Diluted earnings per share	$0.24	$0.21	$0.77	$0.66
Performance Ratios:
Return on average assets (annualized)	1.41%	1.42%	1.54%	1.48%
Return on average equity (annualized)	11.74%	11.28%	12.55%	12.43%
Net interest margin (annualized)	4.13%	4.44%	4.25%	4.49%
Efficiency ratio (1)	60.39%	60.34%	59.03%	58.95%

(1)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	As of
	September 30,	December 30,
	2019	2018
Balance Sheet Data:
Loans held for sale	$368	$752
Gross loans, net of unearned income	964,370	875,059
Allowance for loan losses	9,640	9,636
Total assets	1,151,934	1,044,186
Deposits	995,993	905,176
Shareholders’ equity	137,593	129,787
Credit Quality:
Nonperforming loans	$1,570	$1,914
Nonperforming assets	3,387	1,914
Net charge-offs to average gross loans (annualized)	0.07%	0.06%
Nonperforming assets to gross loans plus OREO	0.35%	0.22%
ALL to nonperforming loans	614%	503%
ALL to gross loans	1.00%	1.10%
Capital Ratios:
Leverage ratio	12.11%	12.88%
Common equity tier 1 ratio	14.35%	15.13%
Tier 1 risk-based capital ratio	14.35%	15.13%
Total risk-based capital ratio	15.36%	16.26%

Results of Operations—Comparison for the Three Months Ended September 30, 2019 and 2018

The following discussion of our results of operations compares the three months ended September 30, 2019 to the three months ended September 30, 2018.

We reported net income for the three months ended September 30, 2019 of $4.0 million, or $0.24 per diluted common share, compared to the net income of $3.5 million, or $0.21 per diluted common share, for the three months ended September 30, 2018, an increase of $519,000, or 14.9%. The increase was primarily due to a $734,000 increase in net interest income, a $448,000 increase in noninterest income and a $149,000 decrease in provision for loan losses, partially offset by a $719,000 increase in noninterest expense, and a $93,000 increase in income tax expense.

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

	Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest earning assets:
Federal Funds sold and other investments (1)	$78,216	$502	2.52%	$34,216	$233	2.68%
Securities available for sale	54,472	332	2.44	44,441	249	2.24
Total investments	132,688	834	2.49	78,657	482	2.43
Real estate loans	573,102	7,978	5.52	483,625	6,472	5.31
SBA loans	144,439	3,213	8.83	146,259	2,978	8.08
C & I loans	102,311	1,489	5.77	106,654	1,510	5.65
Home Mortgage loans	123,336	1,546	5.01	119,346	1,515	5.08
Consumer loans	3,239	52	6.39	3,373	49	5.75
Total loans (2)	946,427	14,278	5.99	859,257	12,524	5.79
Total earning assets	1,079,115	15,112	5.56	937,914	13,006	5.51
Noninterest-earning assets	51,680			45,913
Total assets	$1,130,795			$983,827

Interest-bearing liabilities:
NOW and Savings	$5,321	$3	0.25%	$5,929	$4	0.25%
Money market deposits	275,259	1,295	1.87	254,510	948	1.48
Time deposits	420,922	2,595	2.45	323,512	1,525	1.87
Total interest-bearing deposits	701,502	3,893	2.20	583,951	2,477	1.68
Borrowings	120	—	0.00	8,300	44	2.09
Total interest-bearing liabilities	701,622	3,893	2.20	592,251	2,521	1.69
Noninterest-bearing liabilities:
Noninterest-bearing deposits	275,316			258,252
Other noninterest-bearing liabilities	17,628			9,817
Total noninterest-bearing liabilities	292,944			268,069
Shareholders’ equity	136,229			123,507
Total liabilities and shareholders’ equity	$1,130,795			$983,827
Net interest income / interest rate spreads		$11,219	3.36%		$10,485	3.82%
Net interest margin			4.13%			4.44%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$976,818	$3,893	1.58%	$842,203	$2,477	1.17%
Total funding liabilities / cost of funds	$976,938	$3,893	1.58%	$850,503	$2,521	1.18%

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

	Three Months Ended September 30,
	2019 over 2018
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$284	$(15)	$269
Securities available for sale	58	25	83
Total investments	342	10	352
Real estate loans	1,241	265	1,506
SBA loans	(37)	272	235
C & I loans	(61)	40	(21)
Home Mortgage loans	52	(21)	31
Consumer loans	(2)	5	3
Total loans	1,193	561	1,754
Total earning assets	1,535	571	2,106

NOW and Savings	—	(1)	(1)
Money market deposits	82	265	347
Time deposits	527	543	1,070
Total interest-bearing deposits	609	807	1,416
Borrowings	(22)	(22)	(44)
Total interest-bearing liabilities	587	785	1,372

Net interest income	$948	$(214)	$734

Interest income increased $2.1 million, or 16.2%, to $15.1 million for the three months ended September 30, 2019 from $13.0 million for the same period in 2018, primarily due to the growth in average loans and securities and an increase in the average yields on loans and securities.

Average loans increased $87.2 million, or 10.1%, to $946.4 million for the three months ended September 30, 2019 from $859.3 million for the same period in 2018. Average total investments including Federal Funds and securities available for sale increased $54.0 million, or 68.7%, to $132.7 million for the three months ended September 30, 2019 from $78.7 million for the same period in 2018. Average interest-earning assets increased $141.2 million, or 15.1%, to $1.08 billion for the three months ended September 30, 2019 from $937.9 million for the same period in 2018. The increase in average loans was primarily due to new loan production, and the increase in average total investments was primarily due to a $42.9 million increase in Federal Funds.

The average yield on loans increased 20 basis points to 5.99% for the three months ended September 30, 2019 from 5.79% for the same period in 2018, primarily due to market interest rate increases by the Federal Reserve in September and December 2018. The rate cuts by Federal Reserve of 25 basis points each in August and September of 2019 did not have a full impact on the yields on interest-earning assets. The average yield on securities increased 20 basis points to 2.44% for the three months ended September 30, 2019 from 2.24% for the same period in 2018, attributable primarily to purchases of higher yielding securities.

The average yield on Federal Funds and other investments for the three months ended September 30, 2019 and September 30, 2018 were 2.52% and 2.68% respectively. The average Federal Funds balance for the three months ended September 30, 2019 was $70.0 million with an average yield of 2.15% compared to the average Federal Funds balance of $27.0 million for the same period in 2018 with an average yield of 1.97%. The increase in the average yield was primarily due to aforementioned market rate increases by the Federal Reserve.

The average yield on interest-earning assets increased 5 basis points to 5.56% for the three months ended September 30, 2019 from 5.51% for the same period in 2018.

Interest expense increased $1.4 million, or 54.4%, to $3.9 million for the three months ended September 30, 2019 from $1.4 million for the same period in 2018, primarily due to the growth in average interest-bearing deposits and higher rates paid on interest-bearing deposits due to aforementioned market rate increases by the Federal Reserve.

Average interest-bearing liabilities increased $109.4 million, or 18.5%, to $701.6 million for the three months ended September 30, 2019, compared with $592.3 million for the same period in 2018. The increase in average interest-bearing liabilities resulted primarily from a $97.4 million increase in average time deposits, partially offset by an $8.2 million decrease in average borrowings. Average noninterest-bearing demand deposits increased $17.1 million, or 6.6%, to $275.3 million for the three months ended September 30, 2019 compared to $258.3 million for the same period in 2018.

The average cost of interest-bearing liabilities increased 51 basis points to 2.20% for the three months ended September 30, 2019 from 1.69% for the same period in 2018.

Net interest income increased $734,000, or 7.0%, for the three months ended September 30, 2019, to $11.2 million compared to $10.5 million for the same period in 2018. The net interest spread and net interest margin for the three months ended September 30, 2019 were 3.36% and 4.13%, respectively, compared with 3.82% and 4.44%, respectively, for the same period in 2018.

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

The provision for loan losses for the three months ended September 30, 2019 was $290,000 compared to $439,000 for the same period in 2018, a decrease of $149,000, or 33.9%. The provision for loan losses for the three month ended September 30, 2019 was primarily due to loan balance growth during the period. The provision for loan losses for the same period in 2018 was due to loan balance growth as well as net charge-off of $611,000 during the period.

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

Noninterest income for the three months ended September 30, 2019 increased $448,000, or 19.6%, to $2.7 million compared to the same period in 2018. The increase was primarily attributable to an increase of $579,000 in gain on sale of loans, partially offset by a decrease of $67,000 in loan servicing fees, and a decrease of $49,000 in other income. We sold $22.2 million in SBA loans with a gain on sale of $1.7 million for the three months ended September 30, 2019 compared to selling $22.8 million in SBA loans with a gain on sale of $1.1 million for the same period in 2018.

The following table sets forth the various components of our noninterest income for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$469	$484	$(15)
Loan servicing fees, net of amortization	243	310	(67)
Gain on sale of loans	1,714	1,135	579
Other income and fees	306	355	(49)
Total noninterest income	$2,732	$2,284	$448

Noninterest Expense

Noninterest expense for the three months ended September 30, 2019 was $8.4 million compared to $7.7 million for the same period in 2018, an increase of $719,000 or 9.3%. The increase was primarily attributable to increased salaries and employee benefits, and occupancy and equipment expenses, partially offset by decreased FDIC insurance and regulatory assessments.

The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$5,349	$4,803	$546
Occupancy and equipment	1,232	976	256
Data processing and communication	385	320	65
Professional fees	261	294	(33)
FDIC insurance and regulatory assessments	(21)	106	(127)
Promotion and advertising	182	222	(40)
Directors' fees and stock-based compensation	228	216	12
Foundation donation and other contributions	402	369	33
Other expenses	406	399	7
Total noninterest expense	8,424	7,705	719

Salaries and employee benefits expense for the three months ended September 30, 2019 increased $546,000, or 11.4%, to $5.3 million from $4.8 million for the same period in 2018. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 170.0 and 150.0 in the three months ended September 30, 2019 and 2018, respectively.

Occupancy and equipment expenses for the three months ended September 30, 2019 were $1.2 million, a $256,000, or 26.2% increase compared to the same period in 2018. Data processing and communication expenses increased $65,000, or 20.3%, to $385,000 for the three months ended September 30, 2019 compared to $320,000 for the same period in 2018. Those increases in expenses were primarily attributable to support both the new loan production offices and a new branch that opened in 2019.

FDIC insurance and regulatory assessments for the three months ended September 30, 2019 decreased $127,000, or 119.8% from $106,000 for the same period in 2018. The decrease was due to the small bank assessment credits that was applied to offset the FDIC assessments starting June 30, 2019.

Income Tax Expense

Income tax expense was $1.2 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. The effective income tax rate was 23.6% and 24.7% for the three months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to an adjustment from the difference between the tax provision and tax return for the year of 2018.

Results of Operations—Comparison for the Nine Months Ended September 30, 2019 and 2018

The following discussion of our results of operations compares the nine months ended September 30, 2019 to the nine months ended September 30, 2018.

We reported net income for the nine months ended September 30, 2019 of $12.6 million compared to net income of $10.5 million for the nine months ended September 30, 2018, an increase of $2.1 million or 19.9%. The increase was primarily due to a $3.2 million increase in net interest income, a $1.6 million increase in noninterest income, and a $356,000 decrease in provision for loan losses, partially offset by a $2.9 million increase in noninterest expense, and a $203,000 increase in income tax expense.

Net Interest Income

The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields, (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates, (iii) net interest income. (iv) the interest rate spread, and (v) the net interest margin.

	Nine Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest earning assets:
Federal Funds sold and other investments (1)	$65,911	$1,332	2.67%	$27,699	$561	2.69%
Securities available for sale	54,190	1,019	2.51	41,030	645	2.10
Total investments	120,101	2,351	2.60	68,729	1,206	2.33
Real estate loans	551,663	22,964	5.57	464,394	18,016	5.19
SBA loans	137,663	9,209	8.94	141,641	8,242	7.78
C & I loans	104,405	4,641	5.94	104,819	4,348	5.55
Home Mortgage loans	125,788	4,770	5.06	111,414	4,286	5.13
Consumer loans	2,864	141	6.58	3,536	150	5.67
Loans (2)	922,383	41,725	6.05	825,804	35,042	5.67
Total earning assets	1,042,484	44,076	5.65	894,533	36,248	5.41
Noninterest-earning assets	48,215			48,300
Total assets	$1,090,699			$942,833

Interest-bearing liabilities:
NOW and Savings	$5,075	$10	0.25%	$6,314	$12	0.24%
Money market deposits	269,446	3,751	1.86	256,171	2,460	1.28
Time deposits	396,701	7,122	2.40	288,841	3,599	1.67
Total interest-bearing deposits	671,222	10,883	2.17	551,326	6,071	1.47
Borrowings	41	—	0.00	11,680	146	1.67
Total interest-bearing liabilities	671,263	10,883	2.17	563,006	6,217	1.48
Noninterest-bearing liabilities:
Noninterest-bearing deposits	271,517			257,717
Other noninterest-bearing liabilities	14,317			9,603
Total noninterest-bearing liabilities	285,834			267,320
Shareholders’ equity	133,602			112,507
Total liabilities and shareholders’ equity	$1,090,699			$942,833
Net interest income / interest rate spreads		$33,193	3.48%		$30,031	3.93%
Net interest margin			4.25%			4.49%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$942,739	$10,883	1.54%	$809,043	$6,071	1.00%
Total funding liabilities / cost of funds	$942,780	$10,883	1.54%	$820,723	$6,217	1.10%

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

	Nine Months Ended September 30,
	2019 over 2018
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$775	$(4)	$771
Securities available for sale	233	141	374
Total investments	1,008	137	1,145
Real estate loans	3,561	1,387	4,948
SBA loans	(237)	1,204	967
C & I loans	(17)	310	293
Home Mortgage loans	544	(60)	484
Consumer loans	(31)	22	(9)
Loans	3,820	2,863	6,683
Total earning assets	4,828	3,000	7,828

NOW and Savings	(1)	(1)	(2)
Money market deposits	132	1,159	1,291
Time deposits	1,623	1,900	3,523
Total interest-bearing deposits	1,754	3,058	4,812
Borrowings	(73)	(73)	(146)
Total interest-bearing liabilities	1,681	2,985	4,666

Net interest income	$3,147	$15	$3,162

Interest income increased $7.8 million, or 21.6%, to $44.1 million for the nine months ended September 30, 2019 from $36.2 million for the same period in 2018, primarily due to the growth in average loans and securities and an increase in the average yields on loans and securities.

Average loans increased $96.6 million, or 11.7%, to $922.4 million for the nine months ended September 30, 2019 from $825.8 million for the same period in 2018. Average total investments including Federal Funds and securities available for sale increased $51.4 million, or 74.7%, to $120.1 million for the nine months ended September 30, 2019 from $68.7 million for the same period in 2018. Average interest-earning assets increased $148.0 million, or 16.5%, to $1.04 billion for the nine months ended September 30, 2019 from $894.5 million for the same period in 2018. The increase in average loans was primarily due to new loan production, and the increase in average total investments was due to purchases of available for sale securities and Federal Funds.

The average yield on loans increased 38 basis points to 6.05% for the nine months ended September 30, 2019 from 5.67% for the same period in 2018, primarily due to market interest rate increases by the Federal Reserve in September and December 2018. The rate cuts by Federal Reserve of 25 basis points each in August and September of 2019 did not have a full impact on the yields on interest-earning assets. The average yield on securities increased 41 basis points to 2.51% for the nine months ended September 30, 2019 from 2.10% for the same period in 2018, attributable primarily to purchasing higher yielding securities.

The average yield on Federal Funds and other investments for the nine months ended September 30, 2019 and September 30, 2018 were 2.67% and 2.69% respectively. The average Federal Funds balance for the nine months ended September 30, 2019 was $58.1 million with an average yield of 2.29% compared to the average Federal Funds balance of $20.7 million for the same period in 2018 with an average yield of 1.81%. The increase in the average yield was primarily due to aforementioned market rate increases by the Federal Reserve.

The average yield on interest-earning assets increased 24 basis points to 5.65% for the nine months ended September 30, 2019 from 5.41% for the same period in 2018.

Interest expense increased $4.7 million, or 75.1%, to $10.9 million for the nine months ended September 30, 2019 from $6.2 million for the same period in 2018, primarily due to the growth in average interest-bearing deposits and higher rates paid on interest-bearing deposits due to aforementioned market rate increases by the Federal Reserve.

Average interest-bearing liabilities increased $108.3 million, or 19.2%, to $671.3 million for the nine months ended September 30, 2019, compared with $563.0 million for the same period in 2018. The increase in average interest-bearing liabilities resulted primarily from a $119.9 million increase in average time deposits, partially offset by an $11.6 million decrease in average borrowings. Average noninterest-bearing demand deposits increased $13.8 million, or 5.4%, to $275.3 million for the nine months ended September 30, 2019 compared to $257.7 million for the same period in 2018.

The average cost of interest-bearing liabilities increased 69 basis points to 2.17% for the nine months ended September 30, 2019 from 1.48% for the same period in 2018.

Net interest income increased $3.2 million, or 10.5%, for the nine months ended September 30, 2019, to $33.2 million compared to $30.0 million for the same period in 2018. The net interest spread and net interest margin for the nine months ended September 30, 2019 were 3.48% and 4.25%, respectively, compared with 3.93% and 4.49%, respectively, for the same period in 2018.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2019 was $691,000 compared to $1.0 million for the same period in 2018, a decrease of $356,000, or 34.0%. The provision for loan losses for the nine months ended September 30, 2019 was primarily due to loan balance growth during the period, partially offset by a decrease in specific reserve for an SBA commercial loan upon the confirmation of SBA government guarantee. For the nine months ended September 30, 2019, we had a decrease in the required reserve for loan losses as a percentage of gross loans for 2019 as overall loss factors, including qualitative factors, used in 2019 were lower than those for the same period of 2018. The provision for loan losses for the same period in 2018 was due to an increase in loan balance as well as an increase in the required reserve for loan losses as a percentage of gross loans for 2018. The allowance for loan losses as a percentage of gross loans was 1.05% and 1.16% at September 30, 2019 and 2018, respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2019 was $8.9 million, an increase of $1.6 million, or 22.4%, compared to $7.3 million for the same period in 2018. The increase was primarily attributable to one time gain on company owned life insurance of $1.2 million, a $527,000 increase in gain on sale of loans, and a $76,000 increase in service charges on deposit accounts, partially off by a decrease of $153,000 in loan servicing fees. Service charges on deposit accounts increased $76,000 to $1.5 million in the nine months ended September 30, 2019, compared to $1.4 million in the same period in 2018, primarily due to increased activities on noninterest bearing deposit accounts.

We sold $61.1 million in SBA loans with a gain on sale of $4.3 million for nine months ended September 30, 2019 and $61.0 million in SBA loans with a gain on sale of $3.8 million for the same period in 2018.

The following table sets forth the various components of our noninterest income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$1,495	$1,419	$76
Loan servicing fees, net of amortization	853	1,006	(153)
Gain on sale of loans	4,379	3,852	527
Other income and fees	2,185	1,002	1,183
Total noninterest income	$8,912	$7,279	$1,633

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2019 was $24.9 million compared to $22.0 million for the same period in 2018, an increase of $2.9 million, or 13.0%. The increase was primarily attributable to increased salaries and employee benefits, occupancy and equipment expenses, and data processing and communication expenses, partially offset by decreased FDIC insurance and regulatory assessments.

The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$15,862	$13,629	$2,233
Occupancy and equipment	3,441	3,065	376
Data processing and communication	1,110	948	162
Professional fees	711	612	99
FDIC insurance and regulatory assessments	188	306	(118)
Promotion and advertising	543	598	(55)
Directors' fees and stock-based compensation	680	633	47
Foundation donation and other contributions	1,169	1,084	85
Other expenses	1,151	1,118	33
Total noninterest expense	24,855	21,993	2,862

Salaries and employee benefits expense for the nine months ended September 30, 2019 increased $2.2 million, or 16.4%, to $15.9 million from $13.6 million for the same period in 2018. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 164.0 and 141.0 in the nine months ended September 30, 2019 and 2018, respectively.

Occupancy and equipment expense increased $376,000, or 12.3%, to $3.4 million for the nine months ended September 30, 2019 compared to $3.1 million for the same period in 2018. Data processing and communication expenses increased $162,000, or 17.1% to $1.1 million for the nine months ended September 30, 2019 compared to $948,000 for the same period in 2018. Those increases were primarily attributable to support the new loan production offices and a new branch opened in 2019.

FDIC insurance and regulatory assessments for the nine months ended September 30, 2019 decreased $118,000, or 38.6% from $306,000 for the same period in 2018. The decrease was due to the small bank assessment credits that was applied to offset the FDIC assessments starting June 30, 2019.

Income Tax Expense

Income tax expense was $4.0 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rate was 24.1% and 26.5% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2019, compared to the same period in 2018 was primarily due to an adjustment from the difference between the tax provision and actual tax return for the year of 2018.

Financial Condition

Total assets increased $107.7 million, or 10.3%, to $1.15 billion at September 30, 2019 compared to $1.04 billion at December 31, 2018. This increase primarily resulted from an increase of $89.3 million, or 10.2%, in gross loans. We funded our asset growth primarily with an increase of $90.8 million in deposits during the nine months ended September 30, 2019.

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

All of the securities in our investment portfolio were classified as available-for-sale at September 30, 2019. There were no held-to-maturity securities in our investment portfolio at September 30, 2019. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available-for-sale decreased $3.0 million, or 5.5%, to $52.3 million at September 30, 2019 from $55.3 million at December 31, 2018, primarily due to the paydowns on home mortgage-backed securities. No issuer of the available-for-sale securities, other than FNMA and FHLMC, comprised more than 10% of our shareholders’ equity as of September 30, 2019 or December 31, 2018.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	September 30, 2019			December 31, 2018
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$5,998	$5,992	$(6)	$6,994	$6,906	$(88)
Mortgage-backed securities: residential	12,160	12,197	37	14,465	14,129	(336)
Collateralized mortgage obligations	33,757	34,106	349	34,655	34,301	(354)
Total available for sale	$51,915	$52,295	$380	$56,114	$55,336	$(778)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2019, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2019
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$3,998	1.73%	$2,000	1.65%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	—	—%	6,703	1.98%	5,457	3.14%
Collateralized mortgage obligations	—	—%	—	—%	1,129	1.71%	32,628	2.65%
Total available for sale	$3,998	1.73%	$2,000	1.65%	$7,832	1.94%	$38,085	2.72%

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

At September 30, 2019, gross loans including deferred costs totaled $964.4 million compared to $875.1 million at December 31, 2018, an increase of $89.3 million, or 10.2%. The increase in our gross loans resulted from organic growth in commercial real estate and SBA loans.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$594,447	62%	$503,834	58%
SBA loan - real estate	124,963	13%	117,834	13%
Total real estate	719,410	75%	621,668	71%
SBA loan - non-real estate	11,269	1%	9,541	1%
Commercial and industrial	107,730	11%	113,975	13%
Home mortgage	123,092	13%	127,298	15%
Consumer	2,869	<1%	2,577	<1%
Gross loans	964,370	100%	875,059	100%
Allowance for loan losses	(9,640)		(9,636)
Net loans	$954,730		$865,423

The following tables presents the maturity distribution of our loans as of September 30, 2019 and December 31, 2018. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of September 30, 2019
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$24,542	$27,041	$224,895	$176,985	$91,485	$49,499	$594,447
SBA loans - real estate	—	—	—	—	—	124,963	124,963
Total real estate	24,542	27,041	224,895	176,985	91,485	174,462	719,410
SBA loan - non-real estate	—	—	—	665	—	10,604	11,269
Commercial and industrial	—	44,501	169	39,205	—	23,855	107,730
Home mortgage	—	—	—	—	117,418	5,674	123,092
Consumer	—	876	—	899	—	1,094	2,869
Gross loans	$24,542	$72,418	$225,064	$217,754	$208,903	$215,689	$964,370

	As of December 31, 2018
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$26,460	$39,204	$201,385	$133,085	$49,598	$54,102	$503,834
SBA loans - real estate	—	—	—	—	—	117,834	117,834
Total real estate	26,460	39,204	201,385	133,085	49,598	171,936	621,668
SBA loan - non-real estate	—	—	—	703	—	8,838	9,541
Commercial and industrial	—	69,358	1,675	32,278	—	10,664	113,975
Home mortgage	—	—	—	—	122,886	4,412	127,298
Consumer	—	1,030	—	1,110	—	437	2,577
Gross loans	$26,460	$109,592	$203,060	$167,176	$172,484	$196,287	$875,059

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services-oriented entities), SBA loans (unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 87.4% of our gross loans are secured by real property as of September 30, 2019, compared to 85.6% as of December 31, 2018.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At September 30, 2019, approximately 57% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At September 30, 2019, our average loan to value for commercial real estate loans was approximately 54%. Our commercial real estate loan portfolio totaled $594.4 million at September 30, 2019 compared to $503.8 million at December 31, 2018.

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

As of September 30, 2019, our SBA portfolio totaled $136.2 million compared to $127.4 million as of December 31, 2018, an increase of $8.9 million, or 7.0%. We originated $83.1 million of SBA loans in the nine months ended September 30, 2019 compared to $76.0 million in the nine months ended September 30, 2018.

Commercial and industrial loans totaled $107.7 million at September 30, 2019 compared to $114.0 million at December 31, 2018.

We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. The loan product is a five-year or seven-year hybrid adjustable rate mortgage which reprices after five years to the one-year LIBOR plus certain spreads. We originate the non-qualified single-family home mortgage loans held by us for investment. Home mortgage loans totaled $123.1 million at September 30, 2019 compared to $127.3 million at December 31, 2018, a decrease of $4.2 million, or 3.3%.

Loan Servicing

As of September 30, 2019, and December 31, 2018, we serviced $340.8 million and $328.5 million respectively, of SBA loans for others. Activities for loan servicing rights for the three months and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Increase (decrease)	2019	2018	Increase (decrease)
Beginning balance	$6,996	$6,994	$2	$6,987	$6,771	$216
Additions	552	588	(36)	1,553	1,621	(68)
Amortized to expense	(589)	(485)	(104)	(1,581)	(1,295)	(286)
Ending balance	$6,959	$7,097	$(138)	$6,959	$7,097	$(138)

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

The allowance for loan losses was $9.6 million at September 30, 2019, in line with the allowance for loan losses of $9.6 million at December 31, 2018. The allowance for loan losses was 1.00% of gross loans at September 30, 2019 compared to 1.10% at December 31, 2018.

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

Analysis of the Allowance for Loan Losses.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,
	2019				2018
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$5,554	$102	$—	$5,656	$4,804	$271	$—	$5,075
SBA loans - real estate	933	—	—	933	978	30	—	1,008
Total real estate	6,487	102	—	6,589	5,782	301	—	6,083
SBA loan - non-real estate	119	(2)	—	117	536	89	51	574
Commercial and industrial	1,266	171	175	1,262	1,877	43	560	1,360
Home mortgage	1,609	26	—	1,635	1,489	12	—	1,501
Consumer	44	(7)	—	37	39	(6)	—	33
Total	$9,525	$290	$175	$9,640	$9,723	$439	$611	$9,551
Gross loans				$964,370				$850,018
Average gross loans				946,427				859,257
Net charge-offs to average gross loans (1)				0.07%				0.28%
Allowance for loans losses to gross loans				1.00%				1.12%

(1)	Net charge-offs are loan charge-offs net of loan recoveries and average loan balances include non-accrual loans and loans held for sale.

	As of and For the Nine Months Ended September 30,
	2019				2018
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$4,805	$851	$—	$5,656	$4,801	$274	$—	$5,075
SBA loans - real estate	894	59	20	933	1,082	(74)	—	1,008
Total real estate	5,699	910	20	6,589	5,883	200	—	6,083
SBA loan - non-real estate	505	(388)	—	117	538	112	76	574
Commercial and industrial	1,746	184	668	1,262	1,265	654	559	1,360
Home mortgage	1,653	(18)	—	1,635	1,408	93	—	1,501
Consumer	33	3	(1)	37	45	(12)	—	33
Total	$9,636	$691	$687	$9,640	$9,139	$1,047	$635	$9,551
Gross loans				$964,370				$850,018
Average gross loans				922,383				825,804
Net charge-offs to average gross loans (1)				0.15%				0.15%
Allowance for loans losses to gross loans				1.00%				1.12%

(1)	Net charge-offs are loan charge-offs net of loan recoveries and average loan balances include non-accrual loans and loans held for sale.

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had one OREO property of $1.8 million at September 30, 2019 and no OREO at December 31, 2018.

Non-performing loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO. Non-performing loans were $1.6 million at September 30, 2019 compared to $1.9 million at December 31, 2018.

Classified loans were $3.2 million at September 30, 2019, a decrease of $325,000 compared to $3.6 million at December 31, 2018. The decrease was due to a mix of transfers to OREO, paid-offs, and charged-offs of $1.8 million for two commercial loans and three SBA loans, partially offset by an addition of $1.4 million for one commercial loan and one SBA real estate loan both secured by real estate, advanced to a single borrower relationship, and one home mortgage loan in 2019.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-accrual loans	$1,234	$1,571
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	336	343
Total non-performing loans	1,570	1,914
Other real estate owned	1,817	—
Total non-performing assets	$3,387	$1,914
Non-performing loans to gross loans	0.16%	0.22%
Non-performing assets to total assets	0.29%	0.18%
Allowance for loan losses to non-performing loans	614%	503%

Deposits

We gather deposits primarily through our branch locations. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts and certificate of deposits. We focus our efforts to originate noninterest demand deposits accounts through marketing to our existing and new loan customers, customer referrals, and the involvement of our marketing staff in various community networks.

Total deposits at September 30, 2019 were $996.0 million, representing an increase of $90.8 million, or 10.0%, compared to $905.2 million at December 31, 2018. As of September 30, 2019, 29.8% of total deposits were comprised of noninterest-bearing demand accounts, 27.9% of interest-bearing transaction accounts and 42.3% of time deposits.

The following tables summarize our average deposit balances and weighted average rates for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$275,316	―	%	$258,252	―	%
Interest-bearing:
NOW and Savings deposits	5,321	0.25		5,929	0.25
Money market	275,259	1.87		254,510	1.48
Time deposits ($250,000 or less)	201,122	2.43		177,027	1.85
Time deposits (more than $250,000)	219,800	2.46		146,485	1.90
Total interest-bearing	701,502	2.20		583,951	1.68
Total deposits	$976,818	1.58%		$842,203	1.17%

	Nine Months Ended September 30,
	2019			2018
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$271,517	―	%	$257,717	―	%
Interest-bearing:
NOW and Savings deposits	5,075	0.25		6,314	0.24
Money market	269,446	1.86		256,171	1.28
Time deposits ($250,000 or less)	197,581	2.37		155,653	1.65
Time deposits (more than $250,000)	199,120	2.43		133,188	1.68
Total interest-bearing	671,222	2.17		551,326	1.47
Total deposits	$942,739	1.54%		$809,043	1.00%

The following tables set forth the maturity of time deposits as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$67,270	$36,496	$87,775	$10,060	$201,601
Time deposits (greater than $250,000)	57,703	62,186	90,213	9,445	219,547
Total time deposits	$124,973	$98,682	$177,988	$19,505	$421,148

	As of December 31, 2018
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$57,343	$52,236	$69,706	$11,708	$190,993
Time deposits (greater than $250,000)	75,043	26,564	57,629	5,045	164,281
Total time deposits	$132,386	$78,800	$127,335	$16,753	$355,274

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At September 30, 2019 and December 31, 2018, we had maximum borrowing capacity from the FHLB of $392.3 million and $357.1 million, respectively. We had no borrowings from FHLB at September 30, 2019 or at December 31, 2018.

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

At September 30, 2019 and December 31, 2018, our gross loan to deposit ratio was 96.8% and 96.7%, respectively.

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

We had $13.5 million of unsecured Federal Funds lines with no amounts advanced as of September 30, 2019 and as of December 31, 2018, respectively. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $120.3 million and $107.7 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $200.0 million and $179.4 million as of September 30, 2019 and December 31, 2018, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2019 or December 31, 2018, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2019 and December 31, 2018, we had no borrowings from the FHLB. Based on the values of loans pledged as collateral, we had $232.9 million and $209.7 million of additional borrowing availability with the FHLB as of September 30, 2019 and December 31, 2018, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2019 and December 31, 2018. We and the Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of September 30, 2019, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since September 30, 2019 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total capital (to risk-weighted assets)
Consolidated	$146,641	15.36%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	143,407	15.03%	76,331	8.00%	95,415	10.00%	100,186	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	136,922	14.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	133,688	14.01%	57,249	6.00%	76,332	8.00%	81,103	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	136,922	14.35%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	133,688	14.01%	42,937	4.50%	62,020	6.50%	66,790	7.00%
Tier 1 capital (to average assets)
Consolidated	136,922	12.11%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	133,688	11.83%	45,212	4.00%	56,515	5.00%	45,212	4.00%

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$139,593	16.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	139,538	16.25%	68,686	8.00%	85,857	10.00%	90,150	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	51,514	6.00%	68,686	8.00%	72,979	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	38,636	4.50%	55,807	6.50%	60,100	7.00%
Tier 1 capital (to average assets)
Consolidated	129,893	12.88%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	129,838	12.87%	40,346	4.00%	50,432	5.00%	40,346	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of September 30, 2019 and December 31, 2018:

	Payments Due at September 30, 2019
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$574,845	$—	$—	$—	$574,845
Time deposits	401,643	18,566	375	564	421,148
Operating lease commitments	1,798	4,074	3,586	2,064	11,522
Commitments to fund investment for Low Income Housing Tax Credit	164	12	21	10	207
Total contractual obligations	$978,450	$22,652	$3,982	$2,638	$1,007,722

	Payments Due at December 31, 2018
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$549,902	$—	$—	$—	$549,902
Time deposits	338,521	16,001	752	—	355,274
Operating lease commitments	1,709	3,499	3,140	2,669	11,017
Commitments to fund investment for Low Income Housing Tax Credit	442	10	15	22	489
Total contractual obligations	$890,574	$19,510	$3,907	$2,691	$916,682

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

The following table summarized commitments as of the dates presented.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$76,094	$60,789
Standby letters of credit	3,983	1,790
Other commercial letters of credit	973	1,209
Total	$81,050	$63,788

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2019 and December 31, 2018 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity			Economic Value of Equity Sensitivity
	September 30, 2019		December 31, 2018	September 30, 2019		December 31, 2018
+400 basis points	20.17%		16.25%	2.86%		(2.94)%
+300 basis points	16.01%		13.16%	4.64%		(0.01)%
+200 basis points	11.38%		9.32%	5.51%		1.55%
+100 basis points	6.21%		5.11%	4.39%		2.62%
-100 basis points	(5.77	) %	(3.30)%	(10.35	) %	(4.38)%

We are within board-established policy limits for the all rate scenarios. The EAR reported at September 30, 2019 projects that our earnings are expected to be sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets decreased resulting in a position shift to be slightly more asset sensitive.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2019, the Company announced that the board of directors approved a stock repurchase program that authorizes the Company to repurchase up to 400,000 shares of its common stock in open market. During the first, second, and third quarter of 2019, the Company repurchased an aggregate of 395,000 shares at an average price of $9.10 per share. The first stock repurchase program was terminated as of August 23, 2019.

On August 28, 2019, the Company’s Board of Directors approved another stock repurchase program that authorized the Company to repurchase up to 475,000 shares of its common stock. During the third quarter of 2019, the Company repurchased an aggregate of 94,887 shares at an average price of $9.26 per share.

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

The following table summarizes share repurchase activities for the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Program	Approximate Number of Shares that May Yet Be Purchased Under the Program
	(Dollars in thousands, except per share data)
July 1, 2019 to July 31, 2019	—	$—	$—	—
August 1, 2019 to August 31, 2019	61,730	9.05	61,730	—
September 1, 2019 to September 30, 2019	94,887	9.26	94,887	371,276
Total	156,617	$9.18	$156,617	371,276

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

Company Name

Date: November 8, 2019	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: November 8, 2019	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer