Form 10-K
period 2019-12-31
OP Bancorp
filed 2020-03-16
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the common stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2019 as reported on the NASDAQ Global Market, was approximately $139,297,100.

The number of shares outstanding of the Registrant’s Common Stock as of March 10, 2020 was 15,258,546.

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2019.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected. These risks and uncertainties, some of which are beyond our control, include, but are not limited to:

•	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses;
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
•

political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, pandemic diseases (such as the coronavirus) or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business;

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

PART I

Item 1. Business.

Our Company

We are a bank holding company headquartered in Los Angeles, California. Our commercial banking activities are operated through Open Bank, our banking subsidiary. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers with a focus on the Korean-American community. Having grown our branch and loan production office network over the past nine years, we now operate through nine full service branches located in the greater metropolitan area of Los Angeles, California, Orange County, California, Santa Clara County, California, and Carrollton, Texas, and four loan production offices in the Korean-American communities in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington. We have converted our Dallas loan production office to a full service branch with a commercial lending center in Carrollton, Texas in the second quarter of 2019.

As of December 31, 2019, we had consolidated total assets of $1.18 billion, total deposits of $ 1.02 billion, total loans outstanding (net of allowance for loan losses) of $ 980.1 million, and total shareholders’ equity of $140.6 million. We completed our initial public offering in March 2018 and our common stock was listed on the Nasdaq Global Market.

We believe that we provide our customers with a high degree of service, convenience and the financial products they need to achieve their financial objectives, by offering a customer-oriented product mix, competitive pricing, and convenient locations. Our lending activities are diversified and include commercial real estate, commercial and industrial, SBA, home mortgage, and consumer loans. We generally lend in markets where we have a physical presence through our branch and loan production offices. We attract retail deposits through our branch network which offers a wide range of deposit products for business and consumer banking customers. We offer a multitude of other products and services to our customers to complement our lending and deposit business.

We have a strong, values-based corporate culture rooted in personal community-based relationship banking that permeates throughout our entire organization. We strive to provide quality customer service that exceeds our customers’ expectations. We also heavily invest in our Korean-American communities through our annual contributions to the Open Stewardship Foundation. We believe that customers value a banking partner who is knowledgeable about their business needs with a willingness and commitment to reinvest back into the community. We convey to our customers that banking with us indirectly provides them an opportunity to contribute to the community. We believe our strategic approach creates opportunities for expanding our banking relationships with new and existing customers who value personalized attention, local decision making and view us as an alternative to the large consolidated Korean-American financial institutions.

We established the Open Stewardship Foundation in 2011 to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. The Foundation operates through a board of directors that includes individuals who are members of our board of directors and executive management team, including our President and Chief Executive Officer and our Chairman of the Board. The Foundation board of directors reviews and approves award grants. We have committed to contribute annually 10% of our consolidated net income after taxes to the Foundation. Since inception, we have donated over $6.1 million to the Foundation, aiding over 170 local non-profits.

We plan to continue to leverage our experienced management team, our personal relationship, community banking focus in the attractive Korean-American communities in which we serve, and our diversified lending approach to drive future organic growth. While other institutions frequently enter new geographies through acquisitions, we have grown our geographic footprint through de novo branches, while remaining true to our business model. We have continued our organic growth while further diversifying our geographical concentration by opening our ninth full service branch in Carrollton, Texas in the second quarter of 2019. We are also targeting markets where we currently have loan production offices for future expansion and development of de novo branches. Supplementing deposit products to our borrowers in those markets provides the profitability to support the investment in full service branches. Although our growth has historically been organic, we are amenable to considering opportunistic strategic acquisitions to enhance our long-term growth strategy.

Our Strategies

Our vision is to be the leading Korean-American community-based commercial bank in the Korean-American communities we serve, to meet the financial needs of underserved small- and medium-sized businesses and individuals, and to give back to these communities.

Our more specific strategic initiatives are discussed below.

•

Leverage our Franchise in the Korean-American Communities We Serve. The Korean-American banking landscape has seen increased consolidation of the larger Korean-American financial institutions that do business in our market areas. We believe that the customers at these larger institutions will look for an alternative banking experience tailored towards their specific financial objectives. We strive to be the most prominent alternative to the larger Korean-American financial institutions. We differentiate ourselves from our competitors by developing meaningful and personal relationships with our customers, and providing superior service. These qualities make Open Bank an attractive choice for small- to medium-sized businesses, professionals and individuals. Our strong financial performance and growth derives, in part, from small- and medium-sized businesses’ and individuals’ desire for quality, personal relationship banking, local and responsive decision making and flexible and competitive pricing of deposit and loan products. Our commitment to the Open Stewardship Foundation raises our profile and reinforces our position as a community partner committed to the success of the communities we serve. We convey to our customers that banking with us provides them with an indirect opportunity to contribute to the community. In addition, we have invested in developing a distinct corporate culture guided by a core set of values. These values underlie everything we do, including the way we engage with customers, collaborate with colleagues, do business and manage our resources. We believe our commitment to our communities, culture and quality of our people have been catalysts of our success and will continue to propel our future.

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

•

Increase our Share of Lower-Cost Deposits. We believe the quality of our deposit base and access to stable funding are key components of our success. We have a strong deposit base, characterized by a high level of core deposits, a high proportion of noninterest-bearing accounts and relatively low funding costs. As of December 31, 2019, deposits accounted for 98.2% of total liabilities. Core deposits, which we define as all deposits excluding time deposits exceeding $250,000, accounted for 79.1% of total deposits. Our cost of total deposits was 1.52% for the year ended December 31, 2019. To generate new accounts we employ conventional marketing and advertising initiatives and leverage our community commitment activities. Small businesses are a significant source of low cost deposits and represent opportunities for future growth. We believe that small business owners value both our ability to provide convenience to the banking activities and access to local, responsive decision makers. Commercial accounts also generally have higher deposit balances and transaction volumes than individual deposit accounts. We believe that our convenient branch network, personal relationship-driven culture, diversified product offering, and flexible pricing allow us to accelerate deposit growth. We plan to continue investing in our franchise brand, our community reputation, employees, and product capabilities to further improve customer loyalty with a view toward growing our high quality deposit portfolio.

•

Branch Expansion. We intend to continue our strategy of opening and developing de novo branches particularly into Korean-American populated areas. We have pursued this growth strategy since the beginning of 2012 when we only had one branch location. As of December 31, 2019, we had nine branches. Eight branches are in the greater metropolitan area of Los Angeles, California, Orange County, California, and Santa Clara County, California, and we opened our ninth branch in Carrollton, Texas in the second quarter of 2019. We will review future potential target areas for de novo expansion based on our ability to attract experienced bankers within such targeted regions. In addition, we currently operate four loan production offices located in Atlanta, Georgia, Aurora, Colorado, and Lynwood and Seattle, Washington, two of which we opened in February 2019. We will continue to look for additional markets to expand our loan production capabilities and, if we believe there are opportunities to develop deposit business in these markets, we may expand one or more loan production offices into de novo branches.

•

Expand and Diversify our Commercial Lending. We are committed to continuing to expand and grow our commercial loan portfolios, while maintaining what we believe are conservative underwriting standards. We expect to increase our commercial lending business in our expanding branch network, where we can continue to leverage our ability to develop personal, community-based relationships and leverage our quality service model into new opportunities. We believe we can leverage our personalized customer service, extensive knowledge of our local markets and high visibility community activities to attract and retain customers seeking alternatives to the larger Korean-American financial institutions.

•

Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well-defined policies and procedures, disciplined underwriting criteria and ongoing risk management. This approach has allowed us to maintain loan growth with a diversified portfolio of high quality assets. We believe our credit culture supports accountable bankers, who maintain an ability to expand our customer base as well as make sound decisions. As of December 31, 2019, our ratio of nonperforming assets to total assets was 0.13% and our ratio of nonperforming loans to total loans was 0.16%.

Our Competitive Strengths

Our management team has identified the following competitive strengths that we believe will allow us to continue to achieve our principal objective of increasing shareholder value and generating consistent earnings growth through the organic and strategic expansion of our commercial banking franchise:

•

Experienced Leadership and Management Team. Our experienced executive management team and senior leaders have exhibited the ability to strengthen shareholder value by consistently growing profitably. The members of our executive management team have, on average, more than 30 years’ experience working for large, billion-dollar-plus financial institutions in our markets during various economic cycles. The members of our executive team have been with Open Bank for an average of nine years, and substantially all of them have known and worked with our Chief Executive Officer prior to joining Open Bank. Our executive management team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation, and problem solving.

•

Personal Relationship-Based Customer Service. We strive to differentiate ourselves from our competition by providing the best “relationship-based” services to small- and medium-sized businesses and their owners and the residents in the Korean-American communities in which we operate. We accomplish this by striving to provide our customers with a superior level of personal and responsive service delivered by experienced bankers in a manner that timely meets our customers’ financial objectives. Our management team’s significant banking and lending experience in our markets gives us a unique understanding of the commercial banking needs of our customers, which allows us to tailor our products and services to meet our customers’ financial objectives. To enhance our relationships with our customers and to identify and meet their particular needs, each customer is assigned a relationship officer (including our SBA borrowers). Approximately 56% of our borrowers also have a deposit relationship with us, providing us with visibility into their liquidity profile and contributing to our ability to manage our asset quality.

•

Strong Community Relationships. A primary mission of Open Bank is to meet the financial services needs of underserved customers in our markets, and we strive to distinguish ourselves by giving back to these communities. In October 2011, we established the Open Stewardship Foundation to actively support local civic organizations, schools, and public services. We have committed to fund the Foundation in an amount equal to 10% of our annual consolidated net income after taxes. This commitment is in our annual operating budget each year. We believe that our community commitment distinguishes us from our competitors and enhances and expands business relationships within the Korean-American communities we serve. Since inception, we have donated over $6.1 million to the Foundation, aiding over 170 local non-profits. Our management team has strong ties and relationships within the Korean-American communities where we operate. The Foundation and our employees and board of directors are involved in community activities that enhance our relationships with a variety of industry leadership groups, including the Korean-American Federation of Los Angeles, the Korean-American Chamber of Commerce of Los Angeles, the Korean-American Manufacturers Association, the Korean-American CPA Society of Southern California, California KAGRO Association, and the Korean Real Estate Brokers Association of Southern California. Affiliation with these local organizations provide our management team with knowledge of local markets and industries, as well as market developments that may impact the evolving business environment in which we operate.

•

Strong Credit Quality. We have implemented policies and procedures for credit underwriting and administration which have enabled us to maintain strong asset quality while at the same time growing our banking business. As of December 31, 2019, our NPA as a percentage of total gross loans and OREO was 0.16%.

•

Strong Risk Management Practices. We place significant emphasis on risk management as an integral component of our organizational culture. We believe our comprehensive risk management system is designed to make sure that we have sound policies, procedures, and practices for the management of key risks under our risk framework (which includes market, operational, liquidity, interest rate sensitivity, credit, regulatory, legal and reputational risk) and that any exceptions to written policy are reported by senior management to our board of directors or audit committee. Our risk management practices are overseen by the chairman of our audit committee and the chairman of Open Bank’s risk and compliance committees, who have more than 20 years of combined banking experience, and our chief risk officer, who has more than 35 years of banking experience. We believe that our enterprise risk management philosophy has been important in gaining and maintaining the confidence of our various constituencies, along with growing our business and footprint within our markets. We also believe our strong risk management practices are manifested in our asset quality metrics.

•

Efficient and Scalable Platform with Capacity to Support Our Growth. Our management team has built an efficient and scalable corporate infrastructure within our commercial banking franchise, including the areas of banking processes, technology, data processing, underwriting and risk management, which we believe will support our continued growth. While expanding our infrastructure, several departmental functions have been outsourced to gain the experience of outside professionals, while at the same time achieving more favorable economics and cost-effective solutions. Such outsourced areas include the internal audit function, investment securities management, select loan review, interest rate risk management and stress testing. This outsourcing strategy is designed to control costs while adding enhanced controls and service levels. We believe that our scalable infrastructure will continue to allow us to efficiently and effectively manage our anticipated growth.

Market Area

We are headquartered in Los Angeles, California. We currently have one branch in the financial district of downtown Los Angeles and, we have one branch in the fashion district directly adjacent to downtown Los Angeles, and three branches in Koreatown. We also operate a branch in Gardena, located in Los Angeles County, California and a branch in Buena Park, located in Orange County, California. In addition, we have one branch in northern California in Santa Clara. The economic base of these areas is heavily dependent on small- and medium-sized businesses. According to the U.S. Census Bureau, Asian-Americans accounted for 15.4% of the over 10.1 million residents in Los Angeles County as of July 1, 2018. We opened our ninth branch in Carrollton, Texas in the second quarter of 2019.  We also operate loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington to support our SBA lending efforts.

Deposit Products

We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We offer a variety of deposit accounts with a wide range of interest rates and terms such as demand, savings, money market and time deposits, with the goal of attracting a wide variety of customers, including small- to medium-sized businesses. We consider our core deposits, defined as all deposits except for time deposits exceeding $250,000, to be our primary and most valuable low-cost funding source for our lending business, and as of December 31, 2019, core deposits represented 79.1% of our total deposits. We strive to retain an attractive deposit mix from both large and small customers and a broad market reach, which has resulted in our top 10 customers accounting for only 9.5% of all deposits as of December 31, 2019. We believe our competitive pricing and products, convenient branch locations, and quality personal customer service enable us to attract and retain customer deposits. We employ conventional marketing and advertising initiatives and leverage our community commitment activities, including our Foundation, to generate new accounts. Our bankers offer our deposit products to our loan customers. We typically require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit accounts. Approximately 56% of our borrowers also have a deposit relationship with us. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. We utilize wholesale deposits to supplement our core retail deposits for funding purposes, including brokered accounts. As of December 31, 2019, wholesale deposits totaled $94.1 million, or 9.2% of total deposits. As of December 31, 2019, we had $1.02 billion of deposits, and our cost of deposits was 1.52% for the year ended December 31, 2019.

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

As of December 31, 2019, our loan portfolio consisted of the following:

December 31, 2019
(dollars in thousands)
Commercial real estate	$630,668
Small business administration loans	132,268
Commercial and industrial	103,852
Home mortgage	120,686
Consumer	2,664
Gross loans receivable, net of unearned income	$990,138

For additional information concerning our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in our market areas. Our loan portfolio consists primarily of CRE loans, which were $630.7 million and constituted 63.7% of our total loans as of December 31, 2019, SBA loans, which were $132.3 million and constituted 13.4% of our total loans as of December 31, 2019, home mortgage loans, which were $120.7 million and constituted 12.2% of our total loans as of December 31, 2019, and commercial and industrial loans, including trade finance loans, which were $103.9 million and constituted 10.5% of our total loans as of December 31, 2019. Our commercial real estate loans are secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory, real estate and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Southern California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2019.

Sound risk management practices and appropriate levels of capital are essential elements of a sound commercial real estate lending program. Concentrations of commercial real estate exposures add a dimension of risk that compounds the risks inherent in individual loans. Interagency guidance on commercial real estate concentrations describe sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. Management believes it has implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.

Large Credit Relationships. As of December 31, 2019, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $147.8 million, or 14.9% of total loans, and $272.7 million, or 27.5% of total loans, respectively.

Loan Underwriting and Approval. Historically, we believe we have made sound, high quality loans while recognizing that lending money involves a degree of business risk. We have loan policies designed to assist us in managing this business risk. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. Open Bank’s board of directors delegates loan authority, up to the board-approved limits, to its Loan & Credit Policy Committee, which is comprised of members of its board of directors. Our board of directors also delegates limited lending authority to our internal management loan committee, which is comprised of members of our executive management team. The objective of our approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs.

Loan decisions are documented detailing the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. Our strategy for approving or disapproving loans is to follow conservative loan policies and apply consistent underwriting practices, which include, but are not limited to:

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

As of December 31, 2019, the Bank’s legal lending limit on loans to a single borrower was $37.0 million for secured loans and $22.2 million for unsecured loans.

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

We provide a variety of loans to meet our customers’ needs. The section below discusses our general loan categories:

Commercial Real Estate Loans. We offer commercial real estate loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We believe that our management team has extensive knowledge of our borrowers and the markets where we operate We further believe that our management team takes a conservative approach to commercial real estate lending, focusing on what we believe to be high quality credits with low loan-to-value ratios, income-producing properties with strong cash flow characteristics, and strong collateral profiles.

We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins, and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by professional office buildings, shopping centers, manufacturing facilities, and special purpose properties such as restaurants, retail operations and service stations. We originate both fixed- and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions that allow us to call the loan after five to seven years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate. At December 31, 2019, approximately 61% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 70% of the lesser of the appraised value or the purchase price depending on the property audits we utilize.

Our total commercial real estate loan portfolio totaled $630.7 million at December 31, 2019. We had no non-performing commercial real estate loans as of December 31, 2019.

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

As of December 31, 2019, our SBA loan portfolio totaled $132.3 million of non-guaranteed loans, of which $122.4 million was secured by real estate and $9.9 million was unsecured or secured by business assets. Our non-performing SBA loans, as of December 31, 2019, were $517,000.

Commercial and Industrial Business Loans. We have significant expertise in the small- to medium-sized commercial and industrial lending market, including trade finance loans. We believe our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients. The high-quality nature of our services is due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand. This focus on quality has allowed us to grow our commercial and industrial loan portfolio, while maintaining strong asset quality.

We provide a mix of variable and fixed rate commercial and industrial loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for various needs, including working capital needs, business expansions and for international trade financing. We extend commercial business loans on an unsecured and secured basis working capital, accounts receivable and inventory financing, machinery and equipment purchases, and other business purposes. Generally, short-term loans have maturities ranging from six months to one year, and “term loans” have maturities ranging from five to seven years. Loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating interest rates, with monthly payments of both principal and interest. Repayment of secured and unsecured commercial loans substantially depends on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. Where the borrower is a corporation, partnership or other entity, we typically require personal guarantees from significant equity holders.

Our trade finance unit supplies financial needs to many of our commercial and industrial loan customers. The unit provides, international letters of credit, SWIFT, and export advice. Our trade finance unit has a correspondent relationship with many of the largest banks in South Korea. All of our international letters of credit, SWIFT, and export advice are denominated in U.S. dollars.

The total commercial and industrial loan portfolio totaled $103.9 million at December 31, 2019.  Our non-performing commercial and industrial loans, as of December 31, 2019, were $333,000.

In general, commercial and industrial loans may involve increased credit risk and, therefore, typically yield a higher return. The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower, such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing commercial and industrial loans generally includes moveable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. As a result of these additional complexities, variables and risks, commercial and industrial loans require extensive underwriting and servicing.

Single-Family Residential Loans. We originate residential real estate loans collateralized by owner occupied and non-owner occupied properties located in our market areas enabling borrowers to purchase or refinance existing homes. We offer adjustable-rate mortgage loans with the interest rate fixed for the first five years, followed by rate adjustments each year with terms up to 30 years. The relative amount of adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for such loans in a competitive environment and the effect each has on our interest rate risk.

Loans collateralized by single-family residential real estate generally are originated in amounts of no more than 70% of the appraised value. In connection with such loans, we retain a valid lien on the real estate, obtain a title insurance policy that insures that the property is free from encumbrances and require hazard insurance.

Loan fees on these products, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. Interest rates and payments on our adjustable-rate loans, generally, are adjusted annually based on the 1 year-LIBOR rate.

While single-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods of time because borrowers often prepay their loans in full either upon sale of the underlying property pledged as security or upon refinancing the original loan. In addition, all of the mortgage loans in our loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan.

The total single-family residential real estate loan portfolio totaled $120.7 million at December 31, 2019. Our non-performing single-family residential real estate loans, as of December 31, 2019, were $698,000.

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

The total consumer loan portfolio totaled $2.7 million at December 31, 2019. We had no non-performing consumer loans as of December 31, 2019.

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

Investment Activities

We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Some specific goals of our investment portfolio are as follows:

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

ALM establishes risk limits and policy for conducting investment activities. ALM receives quarterly reports from management’s Asset Liability Management Committee (“ALCO”), which approves investment strategies and meets monthly to review investment reports and monitor investment activities. ALCO receives investment related reports and any policy exceptions from the investment officer, who is appointed by ALM and responsible for ensuring compliance and implementation of investment policy guidelines. Day-to-day activities pertaining to the securities portfolio are conducted by the investment officer under the supervision of our Chief Executive Officer and Chief Financial Officer. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. At lease quarterly we also review our securities for potential other-than-temporary impairment.

Limits for investment transactions are based on total transaction amount and require approval if they exceed designated thresholds. Investment transactions up to $5 million require Chief Executive Officer and Chief Financial Officer approval. Investment transactions that exceed $5 million, but less than $10 million, require ALCO approval and any investment transaction greater than $10 million must be pre-approved by ALM.

Other Products and Services

We offer banking products and services that are competitively priced with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, mobile banking solutions for iPhone and Android phones, including remote check deposit with mobile bill pay. We offer ATMs and banking by telephone, mail and personal appointment. We offer debit cards with no ATM surcharges or foreign ATM fees for checking customers. We also offer direct deposit, cashier’s checks, person to person payments, wire transfer services and automated clearing house (“ACH”) services.

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

Competition

In our primary markets in Southern California, we view the Korean-American direct banking market competition, including Open Bank, as comprised of eight banks divided into four segments: large publicly-traded banks (two banks), medium-sized banks (two publicly-traded banks and one locally-owned bank), a small locally-owned bank , and banks that are subsidiaries of Korean banks (two banks). Excluding two banks that are subsidiaries of Korean banks, all six banks, including Open Bank, are based in California. As of December 31, 2019, we are the sixth-largest bank, based on total assets, among this group of nine banks.

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

In addition to other banks, our competitors include savings institutions, credit unions, thrift and loan companies and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms located in our primary market area. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including online banking services and personal finance software. We also face growing competition from so-called “online businesses” with few or no physical locations. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.

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

Coexistence Agreement between the Bank and Open Bank S.A.

We have not registered the trademark “Open Bank” under the trademark laws of the United States. Open Bank, S.A., a corporation organized and existing under the laws of Spain with its principal office located in Ciudad Grupo Santander, Av. Catabria Boadilla del Monte Madrid Spain (“Open Bank S.A.”) originally registered the trademark “Open Bank” (U.S. Registration No. 3397518) in 2008 with the United States Patent and Trademark Office. Open Bank S.A. provides financial services in Spain and solicits financial services in the United States through the internet. Open Bank S.A. is not licensed to engage in banking services in the United States, California and, to our knowledge, in any other state in the United States. In February 2014, we entered into a Coexistence Agreement with Open Bank S.A. (the “Coexistence Agreement”), under which both parties agreed that we may use the name “Open Bank” in connection with banking and banking related services in the state of California and the cities of New York, Dallas, Atlanta, Chicago, Seattle and Fort Lee, New Jersey (the “Permitted Markets”). We agreed to limit all of the Bank’s marketing, advertising, publicity, soliciting and or media efforts using the “Open Bank” name to primarily the Korean-American community in the Permitted Markets. However, we have the right under the Coexistence Agreement to market through the internet. The Coexistence Agreement states that these limitations are not intended to mean that we should in any way engage in discriminatory tactics or policy or in any way discriminate against non-Korean-American customers or potential customers. Under the Coexistence Agreement, Open Bank S.A. retains the right to use and market its services in relation to its registered trademark in any state or territory in the United States. We further agreed not to challenge Open Bank, S.A.’s trademark registration or any future applications by Open Bank S.A. The Coexistence Agreement has no termination date and is perpetual. If Open Bank S.A. decides to become a licensed bank in California or in any of the other Permitted Markets, depending on its business and marketing plan, there could be confusion created by the use of the name “Open Bank” which could have a material adverse impact on our ability to build its brand in the Permitted Markets. In addition, if Open Bank, S.A. were to assert that we breached the Coexistence Agreement, Open Bank, S.A. could file for an injunction, seek to have the Bank change its name or seek monetary damages, all of which could have a material adverse impact on our financial condition and results of operations. There are no approval rights of either party for any of the actions or no actions that either party may take under the Coexistence Agreement. To our knowledge Open Bank, S.A. has not initiated any business or marketing activities in the United States other than on the worldwide interest through its Spanish language website.

Employees

As of December 31, 2019, we had approximately 168 full-time equivalent employees. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Litigation

From time to time, we are party to claims and legal proceedings arising in the ordinary course of business. There are currently no claims or legal proceedings filed against us.

Corporate Information

Our principal executive office is located at 1000 Wilshire Boulevard, Suite 500, Los Angeles, California 90017, telephone number: (213) 892-9999. Our website address is www.myopenbank.com. The Company makes available, free of charge, through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available through its website on the same day they appear on the SEC website.

Unless we state otherwise or the context otherwise requires, references in this prospectus to “we”, “our”, “us,” “ourselves,” “the company” and “the Company” refer to OP Bancorp, a California corporation, and its consolidated wholly-owned subsidiary, Open Bank, a California corporation, which is referred to as “Open Bank” or “the Bank”.

Supervision and Regulation

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Business Oversight (the “DBO”), the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Fannie Mae and Freddie Mac, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

The Basel III Capital Rules require the Bank to comply with several minimum capital standards. The Bank must maintain a Tier 1 leverage ratio of at least 4.0%; a common equity Tier 1 (“CET1”), to risk-weighted assets of 4.5%; a Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets of at least 6.0% and a total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%.

CET1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (CET1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses (“ALL”) limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into CET1 capital (including unrealized gains and losses on available-for-sale-securities). We exercised the opt-out election regarding the treatment of AOCI in part to avoid significant variations in our capital levels resulting changes in the fair value of our available-for-sale investment securities portfolio as interest rates fluctuate. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and was phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

In addition to establishing the minimum regulatory capital requirements, the Basel III Capital Rules limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of an additional 2.5% of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. The capital conservation buffer requirement is being phased in over a four-year period beginning on January 1, 2016 at 0.625%, increasing by 0.625% each January 1 and the capital conservation buffer is 2.5% as of December 31, 2019.

During 2019, banking organizations, including the Bank, are required to maintain a CET1 capital ratio of at least 6.375%, a Tier 1 capital ratio of at least 7.875%, and a total capital ratio of at least 9.875% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. When fully phased-in on January 1, 2019, the Bank was required to meet minimum Tier 1 leverage ratio of 4.0%, a minimum CET1 to risk-weighted assets of 4.5% (7% with the capital conservation buffer), a Tier 1 capital to risk-weighted assets of 6.0% (8.5% including the capital conservation buffer) and a minimum total capital to risk-weighted assets of 8.0% (10.5% including the capital conservation buffer).

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules’ risk weighting requirements that are relevant to the Bank include:

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

As of December 31, 2019, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III Capital Rules on a fully phased-in basis.

Going forward, an optional simplified measure of capital adequacy may be available to the Bank.  On September 17, 2019, the federal bank regulatory agencies have adopted a final rule implementing Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) that provides certain community banking organizations the ability to opt into a new community bank leverage ratio (“CBLR”) intended to simplify regulatory capital requirements.  Under the final rule, community banking organizations with less than $10 billion in total consolidated assets may elect the new community banking leverage framework if they have a CBLR of greater than 9 percent, and hold 25 percent or less of assets in off-balance sheet exposures and 5 percent or less of assets in trading assets and liabilities.  The CBLR is determined by dividing a banking organization’s tangible equity capital by its average total consolidated assets.  Upon the opt-in to the community banking leverage framework, a qualifying community banking organization would not be subject to other risk-based and capital leverage requirements (including the Basel III and Basel IV requirements) and would be considered to have met the well capitalized ratio requirements. Opting into the community banking leverage framework could greatly ease the process of determining the Company and the Bank’s capital requirements starting on January 1, 2020, when the final rule became effective. The Company continues to evaluate these final rules and has not made decision to opt in to the new framework.

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The DBO also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

The Company

General. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the its operations and such additional information as the Federal Reserve may require. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.

The Company is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, the Company is subject to examination by, and may be required to file reports with, the DBO.

Acquisitions, Activities and Change in Control. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or any bank holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all, the assets of any additional bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (“CRA”), the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities. These nonbanking activities include securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines, by regulation or order, is either financial in nature or incidental to any such financial activity or that the Federal Reserve determines, by order, to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has not elected to be a financial holding company, and we have not engaged in any nonbanking activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

If the Company should elect to become a financial holding company, in order to maintain the Company’s status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a satisfactory CRA rating. If the Company were to become a financial holding company and the Federal Reserve subsequently determined that the Company, as a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Company became a financial holding company and the Federal Reserve subsequently determined that the Bank, as a financial holding company subsidiary, has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—Regulatory Capital Requirements” above.

Source of Strength Doctrine. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including times when the Company may not be in a financial position to provide it. The Company must stand ready to use its available resources to provide adequate capital to the subsidiary bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources to assist the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The source of strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such bank. The BHCA provides that in the event of the bank holding company’s bankruptcy any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safe and Sound Banking Practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

Tie in Arrangements. Federal law prohibits a bank holding company, and any subsidiary banks, from engaging in certain tie in arrangements in connection with the extension of credit. For example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services, (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or the Bank, or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Dividend Payments, Stock Redemptions and Repurchases. The Company’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel Capital III Rules, institutions that seek to pay dividends must maintain a capital conservation buffer of 2.5% in CET1, which was phased in over a three year period that began on January 1, 2016. See “—Regulatory Capital Requirements” above.

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to its stated maturity, if applicable, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

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

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2019, the Bank was eligible to accept brokered deposits without a waiver from FDIC.

Loans to One Borrower. With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for loan losses, and any capital notes and debentures of the bank.

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

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking. On January 24, 2019, FDIC notified the Bank of small bank assessment credit eligibility due to the reserve ratio having exceeded 1.35% on September 30, 2018. As a result, the Bank received the assessment credit of $207,000, and the credit was applied to the payments for the second and third quarter assessment period of 2019. During the year ended December 31, 2019, the Bank paid $137,000 in aggregate FDIC deposit insurance premiums.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation, or FICO, assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board to recapitalize the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2019, the Bank paid $3,000 in aggregate FICO assessments.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DBO to fund its operations. The amount of the assessment paid by a California bank to the DBO is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DBO. During the year ended December 31, 2019, the Bank paid supervisory assessments to the DBO totaling $108,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Basel III Capitals Rules’ capital conservation buffer generally requires that an institution maintains 2.5% in CET1, which was phased in over a three-year period that began on January 1, 2016. See “—Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2019.

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

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that: (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank; (ii) the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank; and (iii) the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators.

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

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, commonly known as the Patriot Act, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio, the Bank does not exceed these guidelines as of December 31, 2019.

Consumer Financial Services

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state and local attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

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

Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements, which requires lenders to make a reasonable good faith determination of a consumer’s ability to repay a mortgage loan based on verified borrower financial information. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history.

Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs, the Department of Agriculture or the Rural Housing Service are also considered to be qualified mortgages. This category of qualified mortgages will phase out in January 2021 unless the aforementioned federal agencies issue their own rules regarding qualified mortgages or the conservatorship of Fannie Mae and/or Freddie Mac ends.

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

Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, starting January 1, 2016, the Basel III Capital Rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

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

Cybersecurity

The federal bank regulatory agencies have issued multiple statements regarding cybersecurity.  This guidance requires financial institutions to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risk posed by compromised customer credentials and include security measures to authenticate customers accessing internet-based services of the financial institution. The management of a financial institution is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, including California, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states, including California, have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California where many of our customers are located.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. For further discussion of risks related to cybersecurity, see “—Other Risks Related to Our Business” below.

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

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and the Los Angeles-Long Beach-Anaheim, California MSA. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years, there has been a gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher valuations in the equities markets. However, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the coronavirus epidemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China, South Korea and Japan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.

Changes in U.S. trade policies and other factors beyond our Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

Throughout 2018 and 2019, the U.S. government implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States. The United States and these countries may impose additional tariffs and retaliatory tariffs in the future. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt. This could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future. In January 2020, passage of the United States-Mexico-Canada (“USMCA”) trade agreement helped to alleviate some of these risks. The USMCA updates trading rules to better reflect 21st century technology, regulates labor and environmental standards in Mexico, tightens the rules the auto industry must follow to trade vehicles duty free across the three countries and provides tariff-free trade in North America.

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

At December 31, 2019, approximately 88% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2019, we had $866.8 million of commercial loans, consisting of $630.7 million of commercial real estate loans, $132.3 million of SBA loans, and $103.9 million of commercial and industrial loans, including trade finance loans, for which real estate is not the primary source of collateral. Commercial loans represented 88% of our total loan portfolio at December 31, 2019. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We have a concentration in commercial real estate lending which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation have issued the Commercial Real Estate (CRE) Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose financial institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. Existing guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for financial institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2019, our non-owner occupied CRE loans represented 308.3% of our total risk-based capital, as compared to 262.7% as of December 31, 2018. Although we are actively working to manage our CRE concentration and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance, the FDIC or other federal regulators could become concerned about our CRE loan concentrations, and they could limit our ability to grow by, among other things, restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our single family residential loan product consists primarily of non-qualified single family home mortgage loans which may be considered less liquid and more risky.

As of December 31, 2019, our single family home mortgage loan portfolio amounted to $120.7 million or 12.2% of our total loan portfolio. As of December 31, 2019, most of our single family home mortgage loans were non-qualified mortgage loans. We originated $28.8 million and $53.2 million of single family home mortgage loans for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, our non-qualified single family home mortgage loans had an average loan-to-value of 61%.

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

In considering whether to make a loan secured by real property we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is conducted, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral securing a loan may be less than estimated, and if a default occurs, we may not recover the outstanding balance of the loan.

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

We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

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

We expect that gains on the sale of U.S. government guaranteed loans will comprise a significant component of our revenue. The gains on such sales recognized for the year ended December 31, 2019 was $5.8 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $110.5 million for the year ended December 31, 2019, and $99.4 million for the year ended December 31, 2018 of SBA loans. We sold $85.0 million for the year ended December 31, 2019, and $85.7 million for the year ended December 31, 2018, of the guaranteed portion of our SBA loans. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2019, we held $134.4 million of SBA loans on our balance sheet, $132.3 million of which consisted of the non-guaranteed portion of SBA loans and $2.1 million, or 2%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2020. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be adversely impacted.

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

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have some seasonality. Our 10 largest retail depositor relationships accounted for approximately 9.5% of our deposits at December 31, 2019. Our largest retail depositor relationship accounted for approximately 1.8% of our deposits at December 31, 2019. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. Our largest wholesale depositor relationship accounted for approximately 4.3% of our deposits at December 31, 2019. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe we are capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave, it could have a material adverse impact on us.

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

As of December 31, 2019, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $1.5 million, or 0.16% of our gross loans, and 0.13% of total assets. We did not have other real estate owned (“OREO”) as of December 31, 2019. In addition, we had $4.0 million in accruing loans that were 30-89 days delinquent as of December 31, 2019.

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

As of December 31, 2019, our allowance for loan losses as a percentage of total loans held for investment was 1.02% and as a percentage of total nonperforming loans was 649%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

New accounting standards may require us to increase our allowance for loan and lease losses.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including but not limited to loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018 and April 2019, the FASB issued ASUs that provided codification improvements and clarification to Topic 326. These ASUs will change the current method of providing allowances for loan losses, which could require us to increase our allowance for loan and lease losses, and will likely increase the types of data we need to collect and review to determine the appropriate level of the allowance for loan and lease losses.

The new CECL standard are effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. In October 2019, FASB agreed to delay implementation of the CECL standard for certain companies, including those companies that qualify as smaller reporting companies under SEC rules, until January 1, 2023. We currently expect to continue to qualify as a smaller reporting company based upon the current SEC definition and as a result will likely be able to defer implementation of the new CECL standard for a period of time. Nevertheless, we are currently evaluating the potential impact on our consolidated financial statements. Since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in our portfolio at the time of adoption, the quantitative impact cannot yet be reasonably determined, but it is expected that we will likely be required to increase our reserves and allowance for loan loss as a result of the implementation of CECL.

Uncertainty relating to LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our financial condition or results of operations.

Risks Related to our Growth Strategy

We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth.

We have grown our consolidated assets from $125.5 million as of December 31, 2010 to $1.18 billion as of December 31, 2019, and our deposits from $103.6 million as of December 31, 2010 to $1.02 billion as of December 31, 2019. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

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

We primarily operate in California markets with a concentration of Korean-American individuals and businesses. However, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Korean-American individuals and businesses. For example, we have loan production operations in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington, and we opened a full service branch with a commercial lending center in Carrollton, Texas in the second quarter of 2019, all of which have relatively high concentrations of Korean-American individuals and businesses. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

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

In July 2013, the U.S. federal banking authorities approved the implementation of the global Basel III regulatory capital reforms, or the Basel III Capital Rules, and issued rules effecting certain changes required by the U.S. Dodd-Frank Act. The Basel III Capital Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). The Basel III Capital Rules not only increase most of the required minimum regulatory capital ratios, they introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The Basel III Capital Rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain: a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a Tier 1 leverage ratio of 5% or more. The Basel III Capital Rules became effective as applied to us and the Bank on January 1, 2015 with a phase-in period that generally extended through January 1, 2019 for many of the changes.

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

We face significant capital and other regulatory requirements as a financial institution. Although management believes that the Company has sufficient capital to fund operations and growth initiatives for at least the next twenty-four months based on our estimated future operations, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We are committed to contribute 10% of our consolidated after tax net income to the Open Stewardship Foundation.

The Open Stewardship Foundation is our platform for our community outreach activities. We support the Foundation through our commitment formalized in the Bank’s bylaws to donate an amount equal to 10% of our consolidated after tax net income to the Foundation, subject to legal and regulatory restrictions. This commitment, therefore, reduces our net income and our ability to build capital through our retained earnings.

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

Although we believe we have minimal exposure to customers that have direct economic ties to South Korea and other countries in Asia, we are still likely to feel the effects of adverse economic and political conditions in South Korea and Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in South Korea and other regions. U.S. and global economic policies, military tensions in North Korea, and unfavorable global economic conditions may adversely impact the South Korean and other Asian economies. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The coronavirus outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of the coronavirus on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. A significant deterioration of economic conditions in Asia, and in South Korea in particular, could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with, or loans made to, such entities. Adverse economic conditions in Asia, and in South Korea in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

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

Severe weather, natural disasters, pandemics acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters (including fires and earthquakes), wide spread disease or pandemics, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, our primary market areas in California are subject to earthquakes and fires. Operations in our market areas could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. While we have not experienced such event to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.

Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

We expect that new technologies and business processes applicable to the consumer credit industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

We depend to a significant extent on relationships with third-party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships, which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, if these third party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

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

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our customers and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective and regulatory sanctions and/or penalties, serious harm to our reputation, financial condition, customer relationships and ability to attract new customers. In addition, improper use or disclosure of confidential information by our employees, even if inadvertent, could result in serious harm to our reputation, financial condition and current and future business relationships. If our internal controls against operational risks fail to prevent or detect an occurrence of such employee error or misconduct, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant deferred tax assets and we cannot assure that it will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2019, we had net deferred tax assets of $3.2 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under U.S. generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes‑Oxley Act, which require annual assessments by management of the effectiveness of our internal control over financial reporting. We are an emerging growth company, and are therefore exempt from the auditor attestation requirement of Section 404(b) of Sarbanes‑Oxley until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we still need to implement and maintain substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements.

During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes‑Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or their effect on our operations. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on NASDAQ Global Market to be suspended or terminated, which could have a negative effect on the trading price of our common stock. In addition, we could become subject to investigations by the NASDAQ Global Market, the SEC, the Board of Governors of the Federal Reserve System, the FDIC, the DBO or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

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

The Dodd-Frank Act, among other things: imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; and permanently raised the current standard deposit insurance limit to $250,000 and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the CFPB as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, home mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Bank. Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Economic Growth Act repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Economic Growth Act also includes regulatory relief for certain institutions, whereby among other things, it simplifies capital calculations by requiring regulators to adopt a threshold for a community bank leverage ratio of between 8% to 10%. Institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be well-capitalized, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. The Economic Growth Act exempts community banks from Section 13 of the Bank Holding Company Act if they have less than $10 billion in total consolidated assets. It also exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets, from the Volcker Rule restrictions on trading with their own capital.  Additionally, the Economic Growth Act seeks to permit formation and expansion of small bank holding companies by extending supervisory treatment under the Federal Reserve Board’s Small Bank Holding Company Policy Statement to bank holding companies with pro forma consolidated assets below the $3 billion threshold. It also permits qualifying depository institutions with under $3 billion in total assets to benefit from an extended 18-month examination schedule.  The Economic Growth Act also adds certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database.

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

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the Community Reinvestment Act, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations.

Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorney's fees. Federal bank regulators, state attorney generals and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights and civil money penalties in the jurisdictions in which we operate. Failure to comply with consumer protection requirements may also result in delays or restrictions on mergers and acquisitions and expansionary activities we may wish to pursue.

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

In addition to reputational harm, violations of ECOA and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the bank holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be incurred by us to make a required capital injection to the Bank becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees.

During the second quarter of 2016, the Federal Reserve and the FDIC, along with other U.S. regulatory agencies, jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to compete successfully with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our clients may be impaired and our business, financial condition and results of operations could be adversely affected, perhaps materially.

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

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry generally;

•	perceptions in the marketplace regarding us and/or our competitors;

•	fluctuations in the stock price and operating results of our competitors;

•	domestic and international economic factors unrelated to our performance;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	new technology used, or services offered, by competitors; and

•	changes in government regulations.

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

Our recent dividend policy and/or share repurchase program may change without notice, and our future ability to pay dividends or repurchase or redeem shares is subject to restrictions.

We announced that our board of directors declared quarterly cash dividends in 2019 and most recently increased our quarterly cash dividend to $0.07 per share from $0.05 per share in January 2020.  In addition, in January 2019, August 2019, and February 2020, our board of directors approved stock repurchase programs that authorized the repurchase of up to 400,000, 475,000, and 500,000 shares of common stock, respectively. As of December 31, 2019, we repurchased an aggregate of 582,519 shares at an average price of $9.22 per share.  However, we have no obligation to continue doing so and may change our dividend policy and/or share repurchase program at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends, as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends paid to holders of our common stock and the maintenance of share repurchase program.

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

The Basel III capital rules also introduced a new capital conservation buffer on top of the minimum risk-based capital ratios. Failure to maintain a capital conservation buffer above certain levels will result in restrictions on the Bank’s ability to make dividend payments, repurchases, redemptions or other capital distributions. These requirements, and any other new regulations or capital distribution constraints, could adversely affect the ability of the Bank to pay dividends to the Company and, in turn, affect our ability to pay dividends on our common stock.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Corporate Offices

Our corporate offices are located at 1000 Wilshire Blvd., Los Angeles, California 90017 on the fifth floor of a twenty-two story Class-A type office building. Our corporate office space consists of 15,239 square feet and is subject to a lease which expires in December 2024. The current monthly rent for the fifth floor is $29,444 and is subject to 3% annual increases until the lease expires. We have one five-year option to extend the term of the lease.

Branch Offices

Office	Location
Wilshire Office	1000 Wilshire Blvd.,
Los Angeles, CA 90017
Fashion District Office	747 East 10th Street, 3rd Floor
Los Angeles, CA 90021
Aroma Office	3680 Wilshire Blvd.
Los Angeles, CA 90010
Olympic Office	3030 West Olympic Blvd.
Los Angeles, CA 90006
Western Office	550 South Western Avenue
Los Angeles, CA 90020
Gardena Office	15435 South Western Avenue
Gardena, CA 90249
Buena Park Office	5141 Beach Blvd.
Buena Park, CA 90621
Santa Clara Office	2998 East El Camino Real
Santa Clara, CA 95051
Carrollton Office	2540 Old Denton Road
Carrollton, TX 75006

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

Fashion District Office. In July 2012, we leased approximately 2,189 square feet on the third floor in a four-story multi-tenant multi-use stand-alone building. The initial five-year lease expired in July 2017 and we renewed for another five years at a monthly rent of $5,457.

Aroma Office. In June 2013, we leased approximately 2,734 square feet on the ground floor in a five-story multi-tenant multi-use stand-alone building located in Koreatown, Los Angeles, California. The current monthly rent is $8,318 and is subject to annual increases equal to the Consumer Price Index (CPI), not to exceed 3%, until the lease expires in June 2023. We have reserved the right to extend the term of the lease for two additional periods of five years.

Olympic Office. In April 2014, we leased approximately 3,800 square feet in a one-story shopping strip building. The current monthly rent is $9,804, plus common area maintenance charges, until the end of 2019, and is subject to annual CPI adjustments thereafter until the lease expires in March 2024. We have reserved the right to extend the term of the lease for two additional periods of five years each.

Western Office. In June 2015, we leased a building with approximately 12,450 square feet. The current monthly rent is $44,908 and is subject to annual increases until the lease expires in May 2025. We have reserved the right to extend the term of the lease for two additional periods of five years each. The branch utilizes approximately 4,000 square feet and the remaining space, including the common area, is being used by three other departments.

Gardena Office. In September 2012, we leased approximately 1,520 square feet on the first floor in a two-story multi-tenant, multi-use, stand-alone building. The current monthly rent payment is $4,031 for the remainder of the lease, which expires in 2022.

Buena Park Office. In March 2013, we leased approximately 3,047 square feet in a newly built Class-A shopping strip building. The current monthly rent is $11,406 and is subject to annual increases based on CPI until the lease expires in March 2023. We have reserved the right to extend the term of the lease for two additional periods of five years each.

Santa Clara Office. In August 2017, we leased approximately 2,678 square feet in a building. The current monthly rent is $9,597 and is fixed until August 2020 and is subject to annual increases of 3% thereafter until the lease expires in August 2027. We have reserved the right to extend the term of the lease for two additional periods of five years each.

Carrollton Office. In September 2018, we leased approximately 5,532 square feet in a commercial shopping center. The monthly rent is fixed at $16,135 beginning April 2019 until April 2024 and is subject to increase to $18,440 per month thereafter for the next five years until the lease expires in April 2029. We have reserved the right to extend the term of the lease for two additional periods of five years each.

Loan Production Offices

We maintain loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington. In connection with opening our ninth full branch in Carrollton, Texas, we closed a loan production office in Dallas, Texas in May 2019.

Item 3. Legal Proceedings.

In the normal course of business, we are subject to legal proceedings or claims. There are currently no legal claims filed against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol “OPBK.”

The following table sets forth the quarterly range of high and low closing prices of our common stock.

Quarters Ending	High	Low
December 31, 2019	$10.39	$9.36
September 30, 2019	$10.79	$8.45
June 30, 2019	$11.00	$8.71
March 31, 2019	$9.70	$8.10
December 31, 2018	$12.10	$8.07
September 30, 2018	$14.10	$10.12
June 30, 2018	$13.08	$11.54
March 31, 2018	$13.05	$9.78

Holders

On December 31, 2019, we had approximately 908 record holders of our common stock.

Dividends

On January 25, 2019, the Company announced a quarterly cash dividend at $0.05 per share ($0.20 per share on an annualized basis and an annual yield of approximately 2.3% based on a common share price of $8.87 per share at December 31, 2018). On January 23, 2020, the Company increased a quarterly cash dividend to $0.07 per share ($0.28 per share on an annualized basis and an annual yield of approximately 2.7% based on a common share price of $10.37 per share at December 31, 2019). We believe that the proposed level of dividends is reasonable based on our review of our overall risk profile, and an evaluation of our current and anticipated capital, asset quality, earnings, liquidity and sensitivity position. However, the amount of dividends to be paid will be subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future. The Company paid no cash dividends during the 2018 fiscal year.

As a holding company, our ability to pay cash dividends is affected by the ability of our bank subsidiary, the Bank, to pay cash dividends. The ability of the Bank (and our ability) to pay cash dividends in the future and the amount of any such cash dividends is and could be in the future further influenced by bank regulatory requirements and approvals and capital guidelines.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on the Bank to pay dividends to the Company see “Item 1 — Business — Supervision and Regulation —The Company– Dividend Payments, Stock Redemptions, and Repurchases” and “–The Bank– Dividend Payments.”

Securities Authorized for Issuance Under Equity Compensation Plans

For information on the Securities Authorized for Issuance under the Company’s Equity Compensation Plan see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 25, 2019, the Company announced that the board of directors approved a stock repurchase program that authorizes the Company to repurchase up to 400,000 shares of its common stock in open market. The Company completed its first stock repurchase program with total purchase of 395,000 shares at an average price of $9.10 per share. The first stock repurchase program was terminated as of August 23, 2019.

On August 28, 2019, the Company’s Board of Directors approved another stock repurchase program that authorized the Company to repurchase up to 475,000 shares of its common stock. The Company repurchased an aggregate of 187,519 shares at an average price of $9.49 per share as of December 31, 2019.

On February 28, 2020, the Company announced that Board of Directors approved another stock repurchase program that authorized the Company to repurchase up to 500,000 shares of its common stock.

The following table summarizes share repurchase activities of the second stock repurchase program during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Program	Approximate Number of Shares that May Yet Be Purchased Under the Program
	(Dollars in thousands, except per share data)
October 1, 2019 to October 31, 2019	8,837	$9.50	$8,837	—
November 1, 2019 to November 30, 2019	81,200	9.75	81,200	—
December 1, 2019 to December 31, 2019	2,595	9.77	2,595	287,481
Total	92,632	$9.73	$92,632	287,481

Item 6. Selected Financial Data.

The following table presents selected financial and other data for each of the years in the three-year period ended December 31, 2019. The information should be read in conjunction with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our consolidated financial statements and the related notes included elsewhere in this report.

	As of or for the year ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
Income Statement Data:
Interest income	$58,779	$50,068	$40,283
Interest expense	14,507	9,111	4,573
Net interest income	44,272	40,957	35,710
Provision for loan losses	1,102	1,267	1,311
Noninterest income	11,426	9,329	8,986
Noninterest expense	32,520	29,562	26,257
Income before taxes	22,076	19,457	17,128
Provision for income taxes	5,319	5,204	7,892
Net income	16,757	14,253	9,236
Per Share Data:
Basic income per share	$1.04	$0.92	$0.68
Diluted income per share	$1.03	$0.89	$0.66
Book value per share (at period end)	$8.95	$8.18	$6.94
Shares of common stock outstanding	15,703,276	15,860,306	13,190,527
Weighted average diluted shares	15,935,314	15,551,063	13,485,791
Balance Sheet Data:
Loans held for investment	$990,138	$875,059	$748,024
Loans held for sale	2,100	752	15,739
Allowance for loan losses	10,050	9,636	9,139
Total assets	1,179,520	1,044,186	900,999
Deposits	1,020,711	905,176	773,306
Shareholders’ equity	140,576	129,787	91,480
Performance Ratios:
Return on average assets	1.51%	1.49%	1.13%
Return on average equity	12.42	12.27	10.63
Yield on total loans	5.96	5.76	5.48
Yield on average earning assets	5.56	5.49	5.20
Cost of average interest bearing liabilities	2.13	1.59	0.97
Cost of deposits	1.52	1.09	0.62
Net interest margin	4.19	4.49	4.61
Efficiency ratio (1)	58.39	58.79	58.74
Asset Quality Data (at Period End):
Net charge-offs to average loans held for investment	0.07%	0.09%	0.01%
Nonperforming assets to loans held for investment plus OREO	0.16	0.22	0.14
ALL to nonperforming loans	649.22	503.45	881.29
ALL to loans held for investment	1.02	1.10	1.22
Balance Sheet and Capital Ratios:
Loans held for investment to deposits	97.00%	96.67%	96.73%
Noninterest-bearing deposits to deposits	28.83	31.50	37.43
Average equity to average total assets	12.19	12.11	10.59
Leverage ratio	12.14	12.88	10.46
Common equity tier 1 ratio	14.16	15.13	12.26
Tier 1 risk-based capital ratio	14.16	15.13	12.26
Total risk-based capital ratio	15.18	16.26	13.49

(1) Represents noninterest expense divided by the sum of net interest income plus noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2019, 2018 and 2017. This discussion should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward looking statements.

Overview

We are a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank, our banking subsidiary. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American community.

Our results of operations depend primarily on our net interest income. We drive our income from interest received on our loan portfolio and the fee income we receive in connection with our deposits and the sale and service of SBA loans. Our major operating expenses are the interest we pay on deposits, the salaries and related benefits we pay our management and staff and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate seven branches in Los Angeles County and Orange County, one branch in Santa Clara County, and we opened our ninth full service branch in Carrollton, Texas in the second quarter of 2019. We have four loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington.

As of December 31, 2019, we had total assets of $1.18 billion, gross loans of $990.1 million, total deposits of $1.02 billion, and total consolidated shareholders’ equity of $140.6 million. For the years ended December 31, 2019, 2018 and 2017, we recorded net income of $16.8 million, $14.3 million, and $9.2 million, respectively.

The following significant items are of note for the year ended December 31, 2019:

•	Net income totaled $16.8 million or $1.03 per diluted common share for 2019, up from $14.3 million or $0.89 for 2018
•	Net interest income increased to $44.3 million, up 8.1% from $41.0 million for 2018
•	Total assets of $1.18 billion, a 13.0% increase over 2019
•	Net loans receivable of $980.1 million, a 13.2% increase over 2019
•	Total deposits of $1.02 billion, a 12.8% increase over 2019
•	Shareholders’ equity of $140.6 million, an 8.3% increase over 2019

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The coronavirus outbreak is disrupting supply chains and affecting production and sales across a range of industries.  The extent of the impact of the coronavirus on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which the coronavirus may impact our financial condition or results of operations is uncertain.

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

Net Income

We reported net income for the year ended December 31, 2019 of $16.8 million compared to net income of $14.3 million for the year ended December 31, 2018. The increase was due to a $3.3 million increase in net interest income and a $2.1 million increase in noninterest income, offset by a $3.0 million increase in noninterest expense.

	Years Ended December 31,		Increase
	2019	2018	Amount	%
Interest income	$58,779	$50,068	$8,711	17.4%
Interest expense	14,507	9,111	5,396	59.2%
Net interest income	44,272	40,957	3,315	8.1%
Provision for loan losses	1,102	1,267	(165)	(13.0)%
Noninterest income	11,426	9,329	2,097	22.5%
Noninterest expense	32,520	29,562	2,958	10.0%
Income before taxes	22,076	19,457	2,619	13.5%
Provision for income taxes	5,319	5,204	115	2.2%
Net income	$16,757	$14,253	$2,504	17.6%

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

	Twelve Months Ended
	December 31, 2019			December 31, 2018
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$67,301	$1,706	2.54%	$33,110	$975	2.95%
Securities available for sale	54,994	1,353	2.46	44,046	985	2.24
Total investments	122,295	3,059	2.50	77,156	1,960	2.54
Real estate loans	565,617	31,139	5.51	472,062	24,784	5.25
SBA loans	138,985	12,089	8.70	140,381	11,404	8.12
C & I loans	103,097	6,020	5.84	104,706	5,862	5.60
Home Mortgage loans	124,703	6,290	5.04	114,630	5,864	5.12
Consumer & other loans	2,843	182	6.40	3,358	194	5.78
Total loans (2)	935,245	55,720	5.96	835,137	48,108	5.76
Total earning assets	1,057,540	58,779	5.56	912,293	50,068	5.49
Noninterest-earning assets	48,924			47,260
Total assets	$1,106,464			$959,553

Interest-bearing liabilities:
NOW and savings deposits	$5,316	13	0.24%	$6,080	15	0.25%
Money market deposits	273,068	4,895	1.79	253,809	3,508	1.38
Time deposits	401,840	9,599	2.39	304,407	5,441	1.79
Total interest-bearing deposits	680,224	14,507	2.13	564,296	8,964	1.59
Borrowings	32	-	0.09	8,736	147	1.67
Total interest-bearing liabilities	680,256	14,507	2.13	573,032	9,111	1.59
Noninterest-bearing liabilities:
Noninterest-bearing deposits	276,073			260,697
Other noninterest-bearing liabilities	15,221			9,622
Total noninterest-bearing liabilities	291,294			270,319
Shareholders’ equity	134,914			116,202
Total liabilities and shareholders’ equity	$1,106,464			$959,553
Net interest income / interest rate spreads		$44,272	3.43%		$40,957	3.90%
Net interest margin			4.19%			4.49%
Cost of deposits			1.52%			1.09%
Cost of funds			1.52%			1.09%

(1) Includes, if applicable, income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank (“PCBB”) stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.

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

	Twelve Months Ended December 31,
	2019 over 2018
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$883	$(152)	$731
Securities available for sale	260	108	368
Total investments	1,143	(44)	1,099
Real estate loans	5,084	1,271	6,355
SBA loans	(115)	800	685
C & I loans	(91)	249	158
Home Mortgage loans	517	(91)	426
Consumer & other loans	(32)	20	(12)
Total loans	5,363	2,249	7,612
Total earning assets	6,506	2,205	8,711
NOW and savings deposits	(2)	—	(2)
Money market deposits	282	1,105	1,387
Time deposits	2,031	2,127	4,158
Total interest-bearing deposits	2,311	3,232	5,543
Borrowings	(73)	(74)	(147)
Total interest-bearing liabilities	2,238	3,158	5,396
Net interest income	$4,268	$(953)	$3,315

Net interest income for the year ended December 31, 2019 was $44.3 million compared to $41.0 million for the year ended December 31, 2018, an increase of $3.3 million, or 8.1%. This increase was primarily due to a 15.9% increase in the average balance of interest-earning assets, coupled with a 20 basis point improvement in the average yield on loans, offset by a 4 basis point decrease in the average yield on securities and a 54 basis point increase in the average rate paid on interest-bearing liabilities. During the fourth quarter of 2019, the Federal Reserve’s cumulative market rate decreased 75 basis points through three rate cuts in each of August, September, and October 2019. The increase in the average yield on loan was primarily due to a greater volume of new loan origination with higher yield during the first 7 months in 2019 than new loan origination during the last 5 months of 2019. The Company originated new loans of $231.0 million for the first 7 months in 2019 and $162.2 million for the last 5 months of 2019.

Total interest income was $58.8 million in 2019, compared to $50.1 million in 2018, an increase of $8.7 million, or 17.4%. This increase was primarily due to an increase in interest earned on our loan portfolio. Interest and fees on loans was $55.7 million in 2019, compared to $48.1 million in 2018, an increase of $7.6 million, or 15.8%. This increase in interest income on loans was primarily due to a 12.0% increase in the average balance of loans outstanding and a 20 basis point improvement in the average yield on loans.

Interest income on total investments was $3.1 million in 2019, compared to $2.0 million in 2018. Interest income on the securities portfolio increased $368,000, or 37.4%, to $1.4 million in 2019, compared to $985.000 in 2018. The increase in interest income on the securities portfolio was primarily due to a 24.9% increase in the average balance of securities available for sale held by the Company and a 22 basis point increase in the average yield on the securities portfolio. Interest income on federal funds sold and other investments increased $731,000, or 75.0%, to $1.7 million in 2019 from $975,000 in 2018, due to a 103.3% increase in the average balance of federal funds sold held by the Company, but offset by a 41 basis point decrease in the average yield on the federal funds sold and other investments. A CRA qualified mutual fund was reclassified to other investment following the adoption of ASU 2016-01 effective January 2018.

Total interest expense was $14.5 million in 2019, compared to $9.1 million in 2018, an increase of $5.4 million, or 59.2%. The increase was primarily due to increases in interest expense on deposits. Interest expense on deposits was $14.5 million in 2019, compared to $9.0 million in 2018, an increase of $5.5 million, or 61.8%. This increase was primarily due to a 20.5% increase in the average balance of interest-bearing deposits, coupled with a 54 basis point increase in the average interest rate paid.

Net interest margins for the years ended December 31, 2019 and 2018 were 4.19% and 4.49%, respectively.

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

The provision for loan losses was $1.10 million for the year ended December 31, 2019, compared to $1.27 million for the year ended December 31, 2018. The decrease in the provision for loan losses was primarily due to a decrease to a specific reserve for a SBA commercial loan, upon the confirmation of the SBA government guarantee, and a decrease in reserve for a commercial loan that was fully charged off, and such decrease was partially offset by an increase in reserve from an increase in our loan portfolio. Our gross loans were $990.1 million at 2019, compared to $875.1 million at 2018, an increase of $115.1 million, or 13.2%.

The allowance for loan losses as a percentage of loans held for investment was 1.02% at December 31, 2019 and 1.10% at December 31, 2018.

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

Noninterest income for the year ended December 31, 2019 was $11.4 million, an increase of $2.1 million, or 22.5%, compared to $9.3 million for the year ended December 31, 2018.

The following table sets forth the various components of our noninterest income for the years ended December 31, 2019 and 2018:

	Year Ended December 31
(Dollars in thousands)	2019	2018	Increase
Noninterest income:
Service charges on deposit accounts	$2,015	$1,916	$99
Loan servicing fees, net of amortization	1,186	1,078	108
Gain on sale of loans	5,905	4,880	1,025
Other income and fees	2,320	1,455	865
Total noninterest income	$11,426	$9,329	$2,097

Total gain on sale of loans was $5.9 million in the year ended December 31, 2019, compared to $4.9 million for the same period of 2018, an increase of $1.0 million or 21.0%.

Gain on sale of SBA loans totaled $5.8 million in the year ended December 31, 2019, compared to $4.8 million for the same period of 2018. We sold $85.0 million of SBA loans with an average premium of 8.43% in the year ended December 31, 2019, compared to the sale of $85.7 million of SBA loans with an average premium of 7.19% in the same period of 2018. We originated $110.5 million of SBA loans in 2019, compared to $99.4 million in 2018. Gain on sale of other loans for both periods were immaterial.

Loan servicing income, net of amortization, increased by $108,000 to $1.2 million in 2019, compared to $1.1 million in 2018. The increase in loan servicing income was due to a $150,000 increase in servicing fees, partially offset by a $43,000 increase in servicing asset amortization expense. Our total SBA loan servicing portfolio was $347.8 million as of December 31, 2019, compared to $328.5 million as of December 31, 2018. The increase in the servicing portfolio reflects the sales of SBA loans in 2019.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Other income and fees for 2019 were $2.3 million, compared to $1.5 million for 2018, an increase of $865,000, or 59.5%. The increase was primarily attributable to a one-time gain on company owned life insurance of $1.2 million, partially offset by a decrease of $170,000 in trade finance fees and a decrease of $92,000 in other operating fees.

Noninterest Expense

Noninterest expense for the year ended December 31, 2019 was $32.5 million, compared to $29.6 million for the year ended December 31, 2018, an increase of $3.0 million, or 10.0%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2019 and 2018:

	Year Ended December 31
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$20,267	$18,195	$2,072
Occupancy and equipment	4,648	4,111	537
Data processing and communication	1,530	1,231	299
Professional fees	980	921	59
FDIC insurance and regulatory assessments	259	405	(146)
Promotion and advertising	806	814	(8)
Directors' fees and stock-based compensation	908	851	57
Foundation donation and other contributions	1,586	1,441	145
Other expenses	1,536	1,593	(57)
Total noninterest expense	$32,520	$29,562	$2,958

Salaries and employee benefits expense for the year ended December 31, 2019 was $20.3 million, compared to $18.2 million for the year ended December 31, 2018, an increase of $2.1 million, or 11.4%. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments and increased benefits costs. The average number of full-time equivalent employees was 166.1 in 2019 compared to 143.1 in 2018.

Occupancy and equipment expense for 2019 was $4.6 million, compared to $4.1 million for 2018, an increase of $537,000, or 13.1%. This increase was primarily due to the opening of our new branch in Carrollton, Texas, which opened in the second quarter of 2019, and the annual increase of rent under our other offices leases.

Data processing and communication expense for 2019 was $1.5 million, compared to $1.2 million for 2018, an increase of $299,000, or 24.3%. This increase was primarily due to implementing various data processing system projects in order to support continued growth in 2019.

Professional fees for 2019 were $980,000, compared to $921,000 for 2018, an increase of $59,000, or 6.4%. The increase was due to an increase in financial reporting and auditing costs as additional regulatory reporting requirements became applicable in 2019.

FDIC insurance and regulatory assessment expense for 2019 was $259,000, compared to $405,000 for 2018, a decrease of $146,000 or 36.0%. The decrease was due to the small bank assessment credits that was applied to offset the FDIC assessments starting June 30, 2019.

Directors’ fees and expenses for 2019 were $908,000, compared to $851,000 for 2018, an increase of $57,000 or 6.7%. Directors’ fees and expenses include a monthly retainer fee, reimbursement for travel and other expenses, and stock-based expenses relating to equity awards granted in prior years under our equity plans to our directors. Directors’ fees and expenses (not including stock-based expenses) for 2019 was $477,000 compared to $420,000 in 2018, an increase of $57,000, or 13.5%. The increase was due to an annual base increase in directors’ monthly retainer fees in 2019. Directors’ stock-based expenses for 2019 and 2018 remained unchanged and were $431,000 in each period.

Our aggregate donations to the Foundation and other charitable and community contributions for 2019 were $1.6 million, compared to $1.4 million for 2018, an increase of $145,000, or 10.1%. The increase was due to increased donation accruals for Open Stewardship Foundation, which is directly proportionate to the growth in our after-tax net income. On an annual basis, we donate 10% of our consolidated net income after taxes to the Foundation.

Other expenses for 2019 were $1.5 million compared to $1.6 million for 2018, a decrease of $57,000, or 3.6%. The decrease was primarily due to decreased loan related expenses.

Income Tax Expense

Income tax expense was $5.3 million in 2019, compared to $5.2 million in 2018. Effective tax rates were 24.1% and 26.8% in 2019 and 2018, respectively. The decrease in the effective tax rate was primarily attributable to the greater permanent difference in 2019 compared to 2018. These differences are substantially attributable to one-time proceeds from company owned life insurance received in 2019.

Some items of income and expense are recognized in different years for tax purposes than when applying GAAP, leading to timing differences between our actual tax liability and the amount accrued for liability based on book income. These temporary differences comprise the “deferred” portion of our tax expense or benefit, which accumulates on our books as a deferred tax asset or deferred tax liability, until such time as they reverse.

Realization of deferred tax assets is primarily dependent upon us generating sufficient future taxable income to obtain benefit from the reversal of net deductible temporary differences, along with the utilization of tax credit carry forwards and the net operating loss carry forwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under GAAP a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

We recognized net deferred tax assets of $3.2 million and $3.7 million at December 31, 2019, and December 31, 2018, respectively.

After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets at December 31, 2019 and December 31, 2018 will be fully realized in future years.

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

	Years Ended December 31,		Increase
	2018	2017	Amount	%
Interest income	$50,068	$40,283	$9,785	24.3%
Interest expense	9,111	4,573	4,538	99.2%
Net interest income	40,957	35,710	5,247	14.7%
Provision for loan losses	1,267	1,311	(44)	(3.4)%
Noninterest income	9,329	8,986	343	3.8%
Noninterest expense	29,562	26,257	3,305	12.6%
Income before taxes	19,457	17,128	2,329	13.6%
Provision for income taxes	5,204	7,892	(2,688)	(34.1)%
Net income	$14,253	$9,236	$5,017	54.3%

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

	Twelve Months Ended
	December 31, 2018			December 31, 2017
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$33,110	$975	2.95%	$22,926	$495	2.16%
Securities available for sale	44,046	985	2.24	37,620	676	1.80
Total investments	77,156	1,960	2.54	60,546	1,171	1.93
Real estate loans	472,062	24,784	5.25	384,462	18,721	4.87
SBA loans	140,381	11,404	8.12	123,822	9,430	7.62
C & I loans	104,706	5,862	5.60	98,455	5,346	5.43
Home Mortgage loans	114,630	5,864	5.12	103,191	5,344	5.18
Consumer & other loans	3,358	194	5.78	4,385	271	6.18
Total loans (2)	835,137	48,108	5.76	714,315	39,112	5.48
Total earning assets	912,293	50,068	5.49	774,861	40,283	5.20
Noninterest-earning assets	47,260			45,499
Total assets	$959,553			$820,360

Interest-bearing liabilities:
NOW and savings deposits	$6,080	15	0.25%	$6,137	15	0.24%
Money market deposits	253,809	3,508	1.38	258,019	2,344	0.91
Time deposits	304,407	5,441	1.79	196,831	2,111	1.07
Total interest-bearing deposits	564,296	8,964	1.59	460,987	4,470	0.97
Borrowings	8,736	147	1.67	9,302	103	1.11
Total interest-bearing liabilities	573,032	9,111	1.59	470,289	4,573	0.97
Noninterest-bearing liabilities:
Noninterest-bearing deposits	260,697			256,267
Other noninterest-bearing liabilities	9,622			6,895
Total noninterest-bearing liabilities	270,319			263,162
Shareholders’ equity	116,202			86,909
Total liabilities and shareholders’ equity	$959,553			$820,360
Net interest income / interest rate spreads		$40,957	3.90%		$35,710	4.23%
Net interest margin			4.49%			4.61%
Cost of deposits			1.09%			0.62%
Cost of funds			1.09%			0.63%

(1) Includes, if applicable, income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank (“PCBB”) stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.

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

	Twelve Months Ended December 31
	2018 over 2017
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$263	$217	$480
Securities available for sale	127	182	309
Total investments	390	399	789
Real estate loans	4,516	1,547	6,063
SBA loans	1,324	650	1,974
C & I loans	346	170	516
Home Mortgage loans	583	(63)	520
Consumer & other loans	(60)	(17)	(77)
Total loans	6,709	2,287	8,996
Total earning assets	7,099	2,686	9,785
NOW and savings deposits	—	—	-
Money market deposits	(39)	1,203	1,164
Time deposits	1,492	1,838	3,330
Total interest-bearing deposits	1,453	3,041	4,494
Borrowings	(6)	50	44
Total interest-bearing liabilities	1,447	3,091	4,538
Net interest income	$5,652	$(405)	$5,247

Net interest income for the year ended December 31, 2018 was $41.0 million, compared to $35.7 million for the year ended December 31, 2017, an increase of $5.2 million, or 14.7%. This increase was primarily due to an 17.7% increase in the average balance of interest-earning assets, coupled with a 29 basis point improvement in the average yield on interest-earning assets, offset by a 62 basis point increase in the average rate paid on interest-bearing liabilities. The increase in the average balance of interest-earning assets was primarily due to an increase in average loans outstanding. The Company used a portion of the proceeds received from its initial public offering to fund loans. The increase in the average yield on interest-earning assets was primarily due to cumulative market rate increases by the Federal Reserve of 100 basis points through four rate increases in each of December 2017, March 2018, June 2018 and September 2018.

Total interest income was $50.1 million in 2018, compared to $40.3 million in 2017, an increase of $9.8 million, or 24.3%. This increase was primarily due to an increase in interest earned on our loan portfolio. Interest and fees on loans was $48.1 million in 2018 compared to $39.1 million in 2017, an increase of $9.0 million, or 23.0%. This increase in interest income on loans was primarily due to a 16.9% increase in the average balance of loans outstanding and a 28 basis point improvement in the average yield on loans.

Interest income on total investments was $2.0 million in 2018, compared to $1.2 million in 2017. Interest income on the securities portfolio increased $309,000, or 45.6%, to $984,000 in 2018 compared to $676.000 in 2017. The increase in interest income on the securities portfolio was primarily due to a 17.1% increase in the average balance of securities available for sale and a 44 basis point increase in the average yield on the securities portfolio. Interest income on federal funds sold and other investments increased $480,000, or 97.0%, to $975,000 in 2018 from $495,000 in 2017, due to a 37.7% increase in the average balance of federal funds sold and a 89 basis point increase in the average yield on federal fund sold. CRA qualified mutual fund was reclassified to other investment following the adoption of ASU 2016-01 effective January 2018.

Total interest expense was $9.1 million in 2018, compared to $4.6 million in 2017, an increase of $4.5 million, or 99.2%. The increase was primarily due to increases in interest expense on deposits. Interest expense on deposits was $9.0 million in 2018 compared to $4.5 million in 2017, an increase of $4.5 million, or 99.2%. This increase was primarily due to a 22.4% increase in the average balance of interest-bearing deposits, coupled with a 62 basis point increase in the average interest rate paid.

Net interest margins for the years ended December 31, 2018 and 2017 were 4.49% and 4.61%, respectively.

Provision for Loan Losses

The provision for loan losses was $1.27 million for the year ended December 31, 2018, compared to $1.31 million for the year ended December 31, 2017. The overall loss factors used in the year of 2018 were lower than those for the year of 2017, but this was offset by growth in the loan portfolio. The required reserve for loan losses as a percentage of gross loans, however, decreased for 2018, compared to 2017. Our gross loans were $875.1 million at 2018, compared to $748.0 million at 2017, an increase of $127.0 million, or 17.0%.

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

Gain on sale of SBA loans totaled $4.8 million in the year ended December 31, 2018 and 2017. We sold $85.7 million in SBA loans with an average premium of 7.19% in the year ended December 31, 2018 compared to the sale of $66.2 million in SBA loans with an average premium of 9.30% in the same period of 2017. The significant decrease in average premium rates on SBA loans sold in the secondary market was primarily due to accelerated prepayments of SBA loans as more borrowers are refinancing SBA loans with conventional loans with lower interest rates, which in turn shortens investors’ term and reducing investment value. Other loans sold by us during both periods were immaterial.

Loan servicing income, net of amortization decreased by $49,000 to $1.1 million in 2018, compared to $1.1 million in 2017. The decrease in loan servicing income was due, in part, to a $106,000 increase in servicing asset amortization expense, offset by a $57,000 increase in servicing fees. Our total SBA loan servicing portfolio was $328.5 million as of December 31, 2018, compared to $309.3 million as of December 31, 2017. The increase in the servicing portfolio reflects the sales of SBA loans in 2018.

Noninterest Expense

Noninterest expense for the year ended December 31, 2018 was $29.6 million, compared to $26.3 million for the year ended December 31, 2017, an increase of $3.3 million, or 12.6%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2018 and 2017:

	Year Ended December 31
(Dollars in thousands)	2018	2017	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$18,195	$16,474	$1,721
Occupancy and equipment	4,111	3,918	193
Data processing and communication	1,231	1,323	(92)
Professional fees	921	589	332
FDIC insurance and regulatory assessments	405	377	28
Promotion and advertising	814	631	183
Directors' fees and stock-based compensation	851	796	55
Foundation donation and other contributions	1,441	954	487
Other expenses	1,593	1,195	398
Total noninterest expense	$29,562	$26,257	$3,305

Salaries and employee benefits expense for the year ended December 31, 2018 was $18.2 million, compared to $16.5 million for the year ended December 31, 2017, an increase of $1.7 million, or 10.5%. This increase was attributable to an increase in the number of employees to support continued growth, annual salary adjustments, increased bonus and incentives and increased benefits costs. The average number of full-time equivalent employees was 143.1 in 2018 compared to 130.4 in 2017.

Occupancy and equipment expense for 2018 was $4.1 million, compared to $3.9 million for 2017, an increase of $193,000, or 4.9%. This increase was primarily due to the opening of our new branch in Santa Clara, California, which opened in the second quarter of 2018, and the annual increase of rent under our other offices leases.

Data processing and communication expense for 2018 was $1.2 million, compared to $1.3 million for 2017, a decrease of $92,000, or 7.0%. This decrease was primarily due a favorable terms and conditions received from the renegotiated contract with our core processing system in 2018.

Professional fees for 2018 were $921,000, compared to $589,000 for 2017, an increase of $332,000, or 56.3%. The increase was due to an increase in legal fees and other professional services related to the completion of the Company’s initial public offering of common stock in 2018.

FDIC insurance and regulatory assessment expense for 2018 was $405,000, compared to $377,000 for 2017, an increase of $28,000 or 7.4%. This increase was primarily due to an increase in our FDIC insurance and DBO regulatory assessment as the size of our assets continued to grow.

Promotion and advertising expense for 2018 was $814,000, compared to $631,000 for 2017, an increase of $183,000 or 29.0%. The increase was primarily due to an increase in advertising expense related to our initial public offering and creation of a TV commercial.

Directors’ fees and expenses for 2018 were $851,000, compared to $796,000 for 2017, an increase of $55,000 or 6.9%. Directors’ fees and expenses include a monthly retainer fee, reimbursement for travel and other expenses, and stock-based expenses relating to equity awards granted in prior years under our equity plans to our directors. Directors’ fees and expenses (not including stock-based expenses) for 2018 was $420,000 compared to $365,000 in 2017, an increase of $55,000, or 15.1%. The increase was due to an annual base increase in directors’ monthly retainer fees in 2018. Directors’ stock-based expenses for 2018 and 2017 were $431,000 each.

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

Other expenses for 2018 were $1.6 million, compared to $1.2 million in 2017, an increase of $398,000, or 33.3%. The increase was primarily due to increased operating expenses and loan related credit expense.

Income Tax Expense

Income tax expense was $5.2 million in 2018, compared to $7.9 million in 2017. The significant decrease in the effective tax rate was primarily attributable to the enactment of the Tax Cuts and Jobs Act. Effective tax rates were 26.8% and 46.1% in 2018 and 2017, respectively.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduces the federal corporate tax rate to 21% from 34%, effective January 1, 2018. U.S. GAAP require companies to revalue certain tax-related assets as of the date of enactment of the new legislation with resulting tax effects accounted for in the reporting period of enactment. As a result, we performed an analysis to determine the impact of the revaluation of the net deferred tax asset. The value of the deferred tax asset was reduced by $1.3 million, and recorded as tax expense for the year ended December 31, 2017.

We had net deferred tax assets of $3.7 million and $3.4 million at December 31, 2018, and December 31, 2017, respectively.

Financial Condition of the Company for Year Ended December 31, 2019

Total assets increased $135.3 million, or 13.0%, to $1.18 billion at December 31, 2019, as compared to $1.04 billion at December 31, 2018. This increase primarily resulted from an increase of $115.1 million, or 13.2%, in gross loans and an increase of $3.1 million, or 5.0%, in investment portfolio. We funded our asset growth primarily with an increase of $115.5 million in deposits in 2019.

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

All of the securities in our investment portfolio were classified as available-for-sale at December 31, 2019. There were no held-to-maturity or trading securities in our investment portfolio at December 31, 2019. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available-for-sale increased $1.2 million, or 2.2%, to $56.5 million at December 31, 2019 from $55.3 million at December 31, 2018. Securities available-for-sale increased $13.9 million, or 33.4%, to $55.3 million at December 31, 2018 from $41.5 million at December 31, 2017. No issuer of the available-for-sale securities, other than FNMA and FHLMC, comprised more than ten percent of our shareholders’ equity as of December 31, 2019, 2018, or 2017.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	December 31, 2019			December 31, 2018			December 31, 2017
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$5,000	$5,001	$1	$6,994	$6,906	$(88)	$6,989	$6,932	$(57)
Mortgage-backed securities - residential	15,559	15,641	82	14,465	14,129	(336)	14,109	13,941	(168)
Collateralized mortgage obligations	35,723	35,907	184	34,655	34,301	(354)	18,459	18,113	(346)
Other securities	—	—	—	—	—	—	2,518	2,486	(32)
Total available for sale	$56,282	$56,549	$267	$56,114	$55,336	$(778)	$42,075	$41,472	$(603)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2019, we evaluated the securities which had an unrealized loss for other than temporary impairment (“OTTI”) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2019
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$4,000	1.76%	$1,000	1.75%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	—	—%	7,861	2.00%	7,698	2.97%
Collateralized mortgage obligations	—	—%	—	—%	1,044	1.73%	34,679	2.46%
Total available for sale	$4,000	1.76%	$1,000	1.75%	$8,905	1.97%	$42,377	2.55%

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

At December 31, 2019, gross loans including deferred costs totaled $990.1 million compared to $875.1 million at December 31, 2018 and $748.0 million at December 31, 2017.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	December 31, 2019		December 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$630,668	64%	$503,834	58%	$420,760	56%
SBA loan - real estate	122,373	12%	117,834	13%	106,924	14%
Total real estate	753,041	76%	621,668	71%	527,684	70%
SBA loan - non-real estate	9,895	1%	9,541	1%	8,635	1%
Commercial and industrial	103,852	10%	113,975	13%	103,681	14%
Home mortgage	120,686	12%	127,298	15%	104,068	14%
Consumer	2,664	<1%	2,577	<1%	3,955	1%
Gross loans	990,138	100%	875,059	100%	748,023	100%
Allowance for loan losses	(10,050)		(9,636)		(9,139)
Net loans	$980,088		$865,423		$738,884

Gross loans increased $115.1 million, or 13.2%, to $990.1 million at December 31, 2019, compared to $875.1 million as of December 31, 2018. Gross loans increased $127.1 million, or 17.0%, to $875.1 million at December 31, 2018, compared to $748.0 million as of December 31, 2017. The increases in our gross loans resulted from organic growth in most of our loan categories.

The following tables presents the maturity distribution of our loans at December 31, 2019 and 2018. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of December 31, 2019
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$40,641	$30,792	$267,292	$173,730	$77,338	$40,875	$630,668
SBA loans - real estate	—	—	—	—	—	122,373	122,373
Total real estate	40,641	30,792	267,292	173,730	77,338	163,248	753,041
SBA loan - non- real estate	—	41	—	772	—	9,082	9,895
Commercial and industrial	—	52,220	398	35,016	—	16,218	103,852
Home mortgage	—	—	—	—	112,662	8,024	120,686
Consumer	—	895	—	1,769	—	—	2,664
Gross loans	$40,641	$83,948	$267,690	$211,287	$190,000	$196,572	$990,138

	As of December 31, 2018
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$26,460	$39,204	$201,385	$133,085	$49,598	$54,102	$503,834
SBA loans - real estate	—	—	—	—	—	117,834	117,834
Total real estate	26,460	39,204	201,385	133,085	49,598	171,936	621,668
SBA loan - non- real estate	—	—	—	703	—	8,838	9,541
Commercial and industrial	—	69,358	1,675	32,278	—	10,664	113,975
Home mortgage	—	—	—	—	122,886	4,412	127,298
Consumer	—	1,030	—	1,110	—	437	2,577
Gross loans	$26,460	$109,592	$203,060	$167,176	$172,484	$196,287	$875,059

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services oriented entities), SBA loans (unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 88.2% of our gross loans were secured by real property at December 31, 2019, compared to 85.6% at December 31, 2018.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At December 31, 2019, approximately 61% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At December 31, 2019, our average loan to value for commercial real estate loans was 57%. Our commercial real estate loan portfolio totaled $630.7 million at December 31, 2019 compared to $503.8 million at December 31, 2018.

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

As of December 31, 2019, our SBA portfolio totaled $132.3 million, compared to $127.4 million as of December 31, 2018. These increases were primarily due to continued growth of our SBA loan portfolio. We originated $110.5 million and $99.4 million during the years ended December 31, 2019 and 2018, respectively. We sold $85.0 million and $85.7 million of SBA loans during the years ended December 31, 2019 and 2018, respectively.

From our total SBA loan portfolio, $122.4 million is secured by real estate and $9.9 million is unsecured or secured by business assets at December 31, 2019.

Commercial and industrial loans totaled $103.9 million at December 31, 2019, compared to $114.0 million at December 31, 2018 and $103.7 million at December 31, 2017.

We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. The loan product is a five-year or seven-year hybrid adjustable rate mortgage, which reprices after five years to the one-year LIBOR plus certain spreads. We originate the non-qualified single-family home mortgage loans held by us for investment.

Home mortgage loans totaled $120.7 million at December 31, 2019, compared to $127.3 million at December 31, 2018, a decrease of $6.6 million, or 5.2%. The decrease was primarily due to lower loan origination and greater loan payoffs in 2019, compared to 2018. During the year ended December 31, 2019, we originated $28.8 million and sold $5.7 million in home mortgage loans. Payoffs and paydowns for the same period were $24.6 million and $5.9 million, respectively. During the same period in 2018, we originated $53.2 million and sold $5.8 million in home mortgage loans. Payoffs and paydowns for the same period were $20.5 million and $4.4 million, respectively.

Loan Servicing

As of December 31, 2019, 2018, and 2017, we serviced $347.8 million, $328.5 million, and $309.3 million respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Beginning balance	$6,987	$6,771	$6,783
Additions	2,121	2,257	1,923
Amortized to expense	(2,084)	(2,041)	(1,935)
Ending balance	$7,024	$6,987	$6,771

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

The allowance for loan losses was $10.1 million at December 31, 2019, compared to $9.6 million at December 31, 2018 and $9.1 million at December 31, 2017. The increase was primarily due to the overall growth in the size of our gross loan portfolio, which grew $115.1 million, or 13.2%, to $990.1 million at December 31, 2019 from $875.1 million at December 31, 2018, and $127.0 million, or 17.0% to $875.1 million at December 31, 2018 from $748.0 million at December 31, 2017.

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

Analysis of the Allowance for Loan Losses

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the years ended December 31, 2019, 2018 and 2017.

	As of and For the Year			As of and For the Year			As of and For the Year
	Ended December 31, 2019			Ended December 31, 2018			Ended December 31, 2017
		Net			Net			Net
(Dollars in thousands)	Provision	Charge- offs	ALL Balance	Provision	Charge- offs	ALL Balance	Provision	Charge- offs	ALL Balance
Real estate:
Commercial real estate	$1,195	$—	$6,000	$4	$—	$4,805	$584	$—	$4,801
SBA loans - real estate	734	689	939	(188)	—	894	189	—	1,082
Total real estate	1,929	689	6,939	(184)	—	5,699	773	—	5,883
SBA loan - non-real estate	(384)	—	121	103	136	505	634	155	538
Commercial and industrial	(457)	—	1,289	1,115	634	1,746	(57)	—	1,265
Home mortgage	14	—	1,667	245	—	1,653	44	(73)	1,408
Consumer	-	(1)	34	(12)	—	33	(83)	—	45
Total	$1,102	$688	$10,050	$1,267	$770	$9,636	$1,311	$82	$9,139
Gross loans(1)			$990,138			$875,059			$748,023
Average gross loans			929,720			820,586			705,748
Net charge-offs to average gross loans(2)			0.07%			0.09%			0.01%
Allowance for loans losses to gross loans			1.02%			1.10%			1.22%

(1) Loans held for sale of $5,525 are excluded.
(2) Net charge-offs are loan charge-offs net of loan recoveries.

Non-performing Loans

Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain on accrual status between 30 days and 90 days past due. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are 90 days past due or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received, and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured and management believes full collectability of principal and interest is probable.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO at December 31, 2019, 2018 and 2017.

Non-performing loans include loans that are 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO.

Non-performing loans were $1.5 million at December 31, 2019, compared to $1.9 million at December 31, 2018 and $1.0 million at December 31, 2017. We transferred one non-accrual SBA loan and one non-accrual commercial loan, which were non-performing loans in 2018, to OREO and sold the OREO in 2019. The increase for the year ended December 31, 2018 was primarily due to three non-accrual SBA loans and one non-accrual commercial loan which were non-performing. We did not recognize any interest income on non-accrual loans during the years ended December 31, 2019, 2018, and 2017 while the loans were in non-accrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $40,000 for the year ended December 31, 2019 and $27,000 for the same period of 2018. There was no such additional interest income for the year ended December 31, 2017.

We recognized interest income on loans modified under troubled debt restructurings of $20,000 for the year ended December 31, 2019, $19,000 for the year ended December 31, 2018, and $17,000 for the year ended December 31, 2017.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

	As of December 31,
(Dollars in thousands)	2019	2018	2017
Non-accrual loans	$1,215	$1,571	$683
Past due loans 90 days or more and still accruing	—	—	—
Accruing troubled debt restructured loans	333	343	354
Total non-performing loans	1,548	1,914	1,037
Other real estate owned	—	—	—
Total non-performing assets	$1,548	$1,914	$1,037

Non-performing loans to gross loans	0.16%	0.22%	0.14%
Non-performing assets to total assets	0.13%	0.18%	0.12%
Allowance for loan losses to non-performing loans	649%	503%	881%

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

The following table show the composition of deposits by type as of the dates indicated:

	As of December 31,
	2019		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$294,281	28.8%	$285,132	31.5%	$289,410	37.4%
Interest-bearing:
NOW and Savings deposits	7,298	0.7%	5,439	0.6%	6,575	0.9%
Money market	289,320	28.3%	259,331	28.6%	244,588	31.6%
Time deposits ($250,000 or less)	216,467	21.2%	190,993	21.1%	123,781	16.0%
Time deposits (more than $250,000)	213,345	20.9%	164,281	18.1%	108,952	14.1%
Total interest-bearing	726,430	71.2%	620,044	68.5%	483,896	62.6%
Total deposits	$1,020,711	100.0%	$905,176	100.0%	$773,306	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2019, 2018 and 2017:

	As of December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$276,073	—%	$260,697	—%	$256,267	—%
Interest-bearing:
NOW and Savings deposits	5,316	0.24	6,080	0.25	6,137	0.25
Money market	273,068	1.79	253,809	1.38	258,019	0.91
Time deposits ($250,000 or less)	199,106	2.36	164,172	1.78	106,676	1.08
Time deposits (more than $250,000)	202,734	2.42	140,235	1.80	90,155	1.06
Total interest-bearing	680,224	2.13	564,296	1.59	460,987	0.97
Total deposits	$956,297	1.52	$824,993	1.09	$717,254	0.62

The following tables set forth the maturity of time deposits at December 31, 2019 and 2018:

	As of December 31, 2019
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$35,612	$86,328	$85,650	$8,877	$216,467
Time deposits (more than $250,000)	60,904	76,166	72,656	3,619	213,345
Total time deposits	$96,516	$162,494	$158,306	$12,496	$429,812

	As of December 31, 2018
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$57,343	$52,236	$69,706	$11,708	$190,993
Time deposits (more than $250,000)	75,043	26,564	57,629	5,045	164,281
Total time deposits	$132,386	$78,800	$127,335	$16,753	$355,274

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At December 31, 2019, 2018 and 2017, we had maximum borrowing capacity from the FHLB of $412.4 million, $357.1 million and $308.5 million, respectively. We had no borrowings from FHLB at December 31, 2019 and December 31, 2018, compared to $25 million of advances from FHLB at December 31, 2017.

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

Our liquidity position is supported by the management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window.

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

We had $13.5 million of unsecured federal funds lines with no amounts advanced at December 31, 2019 and December 2018, compared to $9.5 million at December 31, 2017. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $124.0 million, $107.7 million and $92.8 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $206.7 million, $179.4 million and $156.2 million at December 31, 2019, 2018 and 2017, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2019, 2018 or 2017, and our borrowing capacity is limited only by eligible collateral.

At December 31, 2019 and December 31, 2018, we had no borrowing from the FHLB. At December 31, 2017 we had a $25 million advance from the FHLB which had an overnight borrowing interest rate of 1.41%. Based on the values of loans pledged as collateral, we had $238.9 million of additional borrowing availability with the FHLB at December 31, 2019. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action”, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators regarding components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required us to maintain minimum amounts and various ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, referred to as the “leverage ratio.” For further information, see “Supervision and Regulation.”

In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement the Basel III Capital Rules have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to us on January 1, 2015, impose more stringent regulatory capital requirements than those applicable to us prior to that date. In addition, the Basel III Capital Rules have implemented a concept known as the “capital conservation buffer.” In general, banks and bank holding companies are required to hold a buffer of common equity Tier 1 capital equal to 2.5% of the risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer was required by January 1, 2019.

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2019 and 2018. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. At December 31, 2019, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2019 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$150,092	15.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	147,820	14.96%	79,069	8.00%	98,836	10.00%	103,778	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	59,301	6.00%	79,069	8.00%	84,010	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	44,476	4.50%	64,243	6.50%	69,185	7.00%
Tier 1 capital (to average assets)
Consolidated	139,975	12.14%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	11.95%	46,103	4.00%	57,629	5.00%	46,103	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at December 31, 2019 and 2018:

	Payments Due at December 31, 2019
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$590,899	$—	$—	$—	$590,899
Time deposits	417,316	12,006	490	—	429,812
Operating lease commitments	2,001	4,060	3,518	1,641	11,220
Commitments to fund investment for Low Income Housing Tax Credit	29	12	23	6	70
Total contractual obligations	$1,010,245	$16,078	$4,031	$1,647	$1,032,001

	Payments Due at December 31, 2018
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$549,902	$—	$—	$—	$549,902
Time deposits	338,521	16,001	752	—	355,274
Operating lease commitments	1,709	3,499	3,140	2,669	11,017
Commitments to fund investment for Low Income Housing Tax Credit	442	10	15	22	489
Total contractual obligations	$890,574	$19,510	$3,907	$2,691	$916,682

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

The following table summarized commitments as of the dates presented.

	As of December 31,
(Dollars in thousands)	2019	2018	2017
Commitments to extend credit	$66,153	$60,789	$62,356
Standby letters of credit	7,377	1,790	1,627
Total	$73,530	$62,579	$63,983

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2019, 2018 and 2017 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity			Economic Value of Equity Sensitivity
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
+400 basis points	18.23%	16.25%	11.58%	(3.61)%	(2.94)%	6.28%
+300 basis points	14.64%	13.16%	9.14%	(0.54)%	(0.01)%	5.85%
+200 basis points	10.51%	9.32%	6.42%	1.75%	1.55%	4.90%
+100 basis points	5.79%	5.11%	3.43%	2.38%	2.62%	4.09%
-100 basis points	(5.26)%	(3.30)%	(2.24)%	(6.93)%	(4.38)%	(3.06)%

We are within board-established policy limits for the all rate scenarios. The EAR reported at December 31, 2019 projects that our earnings are expected to be sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets decreased resulting in a position shift to be slightly more asset sensitive.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements required by this Item 8 is contained on pages F-1 through F-36 of this 10-K and are incorporated herein by reference:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.

The following table summarizes our equity compensation plans as of December 31, 2019:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	460,000	$5.12	354,500
Equity compensation plans not approved by security holders	—	$—	—
Total	460,000	$5.12	354,500

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.

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

4.2	Description of Securities Registered under Section 12 of Securities Exchange Act of 1934, as amended

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

OP Bancorp

Date: March 16, 2020	By:	/s/ MIN J. KIM
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

Signature/Name	Title	Date

/s/ MIN J. KIM	President and Chief Executive Officer	March 16, 2020
Min J. Kim

/s/ CHRISTINE Y. OH	Executive Vice President & Chief Financial Officer	March 16, 2020
Christine Y. Oh

/s/ BRIAN CHOI	Director	March 16, 2020
Brian Choi

/s/ ERNEST E. DOW	Director	March 16, 2020
Ernest E. Dow

/s/ JASON HWANG	Director	March 16, 2020
Jason Hwang

/s/ SOO HUN JUNG	Director	March 16, 2020
Soo Hun Jung

/s/ OCK HEE KIM	Director	March 16, 2020
Ock Hee Kim

/s/ MYUNG JA (SUSAN) PARK	Director	March 16, 2020
Myung Ja (Susan) Park

/s/ YONG SIN SHIN	Director	March 16, 2020
Yong Sin Shin

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of OP Bancorp and Subsidiary

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OP Bancorp and Subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 16, 2020

OP BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$86,036	$77,726
Securities available for sale, at fair value	56,549	55,336
Other investments	9,176	7,260
Loans held for sale	2,100	752
Loans receivable, net of allowance of $10,050 at December 31, 2019 and $9,636 at December 31, 2018	980,088	865,423
Premises and equipment, net	5,226	4,633
Accrued interest receivable	3,166	3,068
Servicing assets	7,024	6,987
Company owned life insurance (COLI)	10,618	11,394
Deferred tax assets	3,189	3,672
Operating right-of-use assets (1)	8,254	—
Other assets	8,094	7,935
Total assets	$1,179,520	$1,044,186
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$294,281	$285,132
Interest bearing:
Savings	4,753	3,421
Money market and others	291,865	261,349
Time deposits greater than $250,000	213,345	164,281
Other time deposits	216,467	190,993
Total deposits	1,020,711	905,176
Accrued interest payable	2,686	1,715
Operating lease liabilities (1)	10,126	—
Other liabilities	5,421	7,508
Total liabilities	1,038,944	914,399
Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,703,276 and 15,860,306 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	86,381	91,209
Additional paid-in capital	7,524	6,249
Retained earnings	46,483	32,877
Accumulated other comprehensive income (loss)	188	(548)
Total shareholders’ equity	140,576	129,787
Total liabilities and shareholders' equity	$1,179,520	$1,044,186

(1) The adoption of ASU 2016-02, Leases (Topic 842) in the first quarter of 2019 resulted in the recognition of right-of-use assets and lease liabilities on balance sheet.

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	Years ended December 31,
	2019	2018	2017
	(Dollars in thousands, except share data)
Interest income
Interest and fees on loans	$55,720	$48,108	$39,112
Interest on securities available for sale	1,353	985	676
Other interest income	1,706	975	495
Total interest income	58,779	50,068	40,283
Interest expense
Interest on deposits	14,507	8,964	4,470
Interest on borrowed funds	-	147	103
Total interest expense	14,507	9,111	4,573
Net interest income	44,272	40,957	35,710
Provision for loan losses	1,102	1,267	1,311
Net interest income after provision for loan losses	43,170	39,690	34,399
Noninterest income
Service charges on deposits	2,015	1,916	1,656
Loan servicing fees, net of amortization	1,186	1,078	1,127
Gain on sale of loans	5,905	4,880	4,939
Other income	2,320	1,455	1,264
Total noninterest income	11,426	9,329	8,986
Noninterest expense
Salaries and employee benefits	20,267	18,195	16,474
Occupancy and equipment	4,648	4,111	3,918
Data processing and communication	1,530	1,231	1,323
Professional fees	980	921	589
FDIC insurance and regulatory assessments	259	405	377
Promotion and advertising	806	814	631
Directors’ fees	908	851	796
Foundation donation and other contributions	1,586	1,441	954
Other expenses	1,536	1,593	1,195
Total noninterest expense	32,520	29,562	26,257
Income before income taxes	22,076	19,457	17,128
Provision for income taxes	5,319	5,204	7,892
Net income	$16,757	$14,253	$9,236
Basic EPS	$1.04	$0.92	$0.68
Diluted EPS	$1.03	$0.89	$0.66

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	For Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$16,757	$14,253	$9,236
Other comprehensive income (loss):
Change in unrealized income (loss) on securities available for sale	1,045	(175)	(238)
Tax effect	(309)	(23)	103
Total other comprehensive income (loss)	736	(198)	(135)
Comprehensive income	$17,493	$14,055	$9,101

See accompanying notes to consolidated financial statements.

OP BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
	(Dollars in thousands, except share data)
Balance at January 1, 2017	12,896,548	$67,499	$4,612	$9,388	$(215)	$81,284
Net income	—	—	—	9,236	—	9,236
Stock issued under stock-based compensation plans	293,979	427	—	—	—	427
Stock-based compensation	—	—	668	—	—	668
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(135)	(135)
Balance at December 31, 2017	13,190,527	$67,926	$5,280	$18,624	$(350)	$91,480

Balance at January 1, 2018	13,190,527	$67,926	$5,280	$18,624	$(350)	$91,480
Net income	—	—	—	14,253	—	14,253
Stock issued under stock offering, net of expenses	2,300,000	22,569	—	—	—	22,569
Stock issued under stock-based compensation plans	369,779	714	—	—	—	714
Stock-based compensation	—	—	969	—	—	969
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(198)	(198)
Balance at December 31, 2018	15,860,306	$91,209	$6,249	$32,877	$(548)	$129,787

Balance at January 1, 2019	15,860,306	$91,209	$6,249	$32,877	$(548)	$129,787
Net income	—	—	—	16,757	—	16,757
Stock issued under stock-based compensation plans	425,489	563	—	—	—	563
Stock-based compensation	—	—	1,275	—	—	1,275
Repurchase of common stock	(582,519)	(5,391)				(5,391)
Cash dividends declared	—	—	—	(3,151)	—	(3,151)
Change in unrealized gain on securities available for sale net of reclassifications and tax effects	—	—	—	—	736	736
Balance at December 31, 2019	15,703,276	$86,381	$7,524	$46,483	$188	$140,576

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities
Net income	$16,757	$14,253	$9,236
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	1,102	1,267	1,311
Depreciation and amortization of premises and equipment	1,146	1,043	1,008
Amortization of net premiums on securities	248	239	283
Stock-based compensation	1,275	969	668
Gain on sales of loans	(5,905)	(4,880)	(4,939)
Earnings on company owned life insurance	(1,512)	(304)	(320)
Origination of loans held for sale	(89,778)	(74,246)	(83,423)
Proceeds from sales of loans held for sale	92,213	91,856	72,346
Amortization of servicing assets	2,084	2,041	1,935
Net change in fair value of equity investment with readily determinable fair value	(140)	30	—
Net change in:
Accrued interest receivable	(98)	(605)	(462)
Deferred tax assets	(174)	237	79
Other assets	189	695	(2,898)
Accrued interest payable	971	1,292	101
Other liabilities	(215)	(3,282)	2,928
Net cash from operating activities	18,163	30,605	(2,147)
Cash flows from investing activities
Net change in loans receivable	(115,767)	(127,806)	(73,878)
Proceeds from matured, called, or paid-down securities available for sale	14,549	6,562	6,169
Proceeds from COLI	2,288	—	—
Purchase of securities available for sale	(14,964)	(23,358)	(12,699)
Purchase of equity investments	(1,000)	—	—
Purchase of premises and equipment, net	(1,739)	(1,195)	(421)
Purchase of other investments	(776)	(485)	(849)
Net cash from investing activities	(117,409)	(146,282)	(81,678)
Cash flows from financing activities
Net change in deposits	115,535	131,870	111,522
Cash received from stock option exercises	563	714	427
Borrowing (Repayment) of Federal Home Loan Bank advances	—	(25,000)	15,000
Issuance of common stock, net of expenses	—	22,569	—
Repurchase of common stock	(5,391)	—	—
Cash dividend paid on common stock	(3,151)	—	—
Net cash from financing activities	107,556	130,153	126,949
Net change in cash and cash equivalents	8,310	14,476	43,124
Cash and cash equivalents at beginning of period	77,726	63,250	20,126
Cash and cash equivalents at end of period	$86,036	$77,726	$63,250
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$4,205	$6,609	$7,742
Interest	$13,535	$7,819	$4,471
Supplemental noncash disclosure:
The adoption of ASU 2016-02, leases (Topic 842) recognition right-of-use assets	$8,254	$—	$—
Transfer from securities available for sale to other investments	$—	$2,486	$—

See accompanying notes to consolidated financial statements

OP BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

Note 1. Summary of Significant Accounting Policies

Business Description: OP Bancorp is a California corporation that was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of OP Bancorp. OP Bancorp has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, OP Bancorp operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. OP Bancorp’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. OP Bancorp is operating with nine full service branches.

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

Other investments:  Other investments includes the followings : (i) Federal Home Loan Bank (“FHLB”) Stock - the Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income; (ii) Pacific Coast Bankers Bank (“PCBB”) Stock - the Bank is a member of PCBB. PCBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income; and (iii) the Company’s investment in a mutual fund to satisfy the Company’s requirements under the Community Reinvestment Act (“CRA”). CRA mutual fund is reported at fair value. Unrealized gains and losses on  a CRA fund are recognized in other income in the Consolidated Statements of Income.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the years ended December, 2019 or 2018.

Comprehensive Income(Loss):  Comprehensive income(loss) consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of shareholders’ equity, net of tax.

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

Recent Accounting Pronouncements:

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

In July 2019, FASB proposed the effective date delay to January 2020 for SEC filers, excluding smaller reporting companies (“SRCs”) and emerging growth companies (“EGCs”), and January 2023 for all other entities including SRCs and EGCs, and on October 2019, FASB voted to approve the proposed delay. The Compny expects the adoption date would be January 2023. ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, including software solutions, data requirements and loss estimation methodologies. The company has engaged a third party advisor to develop a new expected loss model. While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

Note 2. Securities

The following table summarizes the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses for available for sale securities at December 31, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
As of December 31, 2019:
Available for sale:
U.S. Government sponsored agency securities	$5,000	$2	$(1)	$5,001
Mortgage-backed securities: residential	15,559	94	(12)	15,641
Collateralized mortgage obligations: residential	35,723	243	(59)	35,907
Total available for sale	$56,282	$339	$(72)	$56,549

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
As of December 31, 2018:
Available for sale:
U.S. Government sponsored agency securities	$6,994	$—	$(88)	$6,906
Mortgage-backed securities: residential	14,465	—	(336)	14,129
Collateralized mortgage obligations: residential	34,655	156	(510)	34,301
Total available for sale	$56,114	$156	$(934)	$55,336

There were no sales of securities available for sale during the years ended December 31, 2019 and 2018. The amortized cost and estimated fair value of securities available for sale at December 31, 2019, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

	Amortized Cost	Fair Value
	(Dollars in thousands)
As of December 31, 2019:
Available for sale:
Within one year	$4,000	$4,000
One to five years	1,000	1,001
Mortgage-backed securities: residential	15,559	15,641
Collateralized mortgage obligations: residential	35,723	35,907
Total available for sale	$56,282	$56,549

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses at December 31, 2019 and December 31, 2018, aggregated by length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of December 31, 2019:
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$1,999	$(1)	$1,999	$(1)
Mortgage-backed securities: residential	—	—	3,254	(12)	3,254	(12)
Collateralized mortgage obligations: residential	8,878	(29)	3,658	(30)	12,536	(59)
Total available for sale	$8,878	$(29)	$8,911	$(43)	$17,789	$(72)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of December 31, 2018:
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$6,906	$(88)	$6,906	$(88)
Mortgage-backed securities: residential	3,209	(23)	10,920	(313)	14,129	(336)
Collateralized mortgage obligations: residential	3,348	(26)	14,544	(484)	17,892	(510)
Total available for sale	$6,557	$(49)	$32,370	$(885)	$38,927	$(934)

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

There were no securities pledged as collateral at December 31, 2019 or December 31, 2018.

Other investments at December 31, 2019 and December 31, 2018, consisted of the following:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
FHLB stock	$5,358	$4,582
PCBB stock	190	190
Mutual fund - CRA qualified	3,628	2,488
Total other investments	$9,176	$7,260

Effective January 2018, the Company adopted ASU 2016-01 and reclassified a $2.5 million of a mutual fund that the Company invested to satisfy the CRA requirements from securities available for sale to other investments, which is reported at fair value. Unrealized holding gains on this investment were $72,000 as of December 31, 2019, and unrealized holding losses on this investment were $87,000 as of December 31, 2018. These gain or loss are included in Other Income in the Statements of Income.

Note 3. Loans

The composition of the loan portfolio was as follows at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Real estate:
Commercial real estate	$630,668	$503,834
SBA loans—real estate	122,373	117,834
Total real estate	753,041	621,668
SBA loans—non-real estate	9,895	9,541
Commercial and industrial	103,852	113,975
Home mortgage	120,686	127,298
Consumer	2,664	2,577
Gross loans receivable	990,138	875,059
Allowance for loan losses	(10,050)	(9,636)
Loans receivable, net	$980,088	$865,423

No loans were outstanding to related parties at December 31, 2019 or December 31, 2018.

The activity in the allowance for loan losses for the years ended December 31, 2019, 2018, and 2017 was as follows:

			SBA
	Commercial Real Estate	SBA Loans Real Estate	Loans Non- Real Estate	Commercial and Industrial	Home Mortgage	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2017	$4,217	$893	$59	$1,322	$1,364	$55	$7,910
Provision for loan losses	584	189	634	(57)	44	(83)	1,311
Charge-offs	—	—	(169)	—	—	—	(169)
Recoveries	—	—	14	—	—	73	87
Balance at December 31, 2017	$4,801	$1,082	$538	$1,265	$1,408	$45	$9,139

Provision for loan losses	4	(188)	103	1,115	245	(12)	1,267
Charge-offs	—	—	(153)	(634)	—	—	(787)
Recoveries	—	—	17	—	—	—	17
Balance at December 31, 2018	$4,805	$894	$505	$1,746	$1,653	$33	$9,636

Provision for loan losses	1,195	734	(384)	(457)	14	—	1,102
Charge-offs	—	(689)	—	—	—	—	(689)
Recoveries	—	—	—	—	—	1	1
Balance at December 31, 2019	$6,000	$939	$121	$1,289	$1,667	$34	$10,050

The following table presents the balance in the allowance for loan losses and the recorded investment in loans (including accrued interest receivable of $2.9 million and $2.8 million as of December 31, 2019 and 2018, respectively) by portfolio segment at December 31, 2019 and December 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
	(Dollars in thousands)
As of December 31, 2019:
Allowance for loan losses:
Commercial real estate	$—	$6,000	$6,000
SBA loans—real estate	—	939	939
SBA loans—non-real estate	—	121	121
Commercial and industrial	333	956	1,289
Home mortgage	—	1,667	1,667
Consumer	—	34	34
Total	$333	$9,717	$10,050
Loans:
Commercial real estate	$—	$632,205	$632,205
SBA loans—real estate	484	122,438	122,922
SBA loans—non-real estate	33	9,921	9,954
Commercial and industrial	333	103,774	104,107
Home mortgage	—	121,161	121,161
Consumer	—	2,671	2,671
Total	$850	$992,170	$993,020
As of December 31, 2018:
Allowance for loan losses:
Commercial real estate	$—	$4,805	$4,805
SBA loans—real estate	—	894	894
SBA loans—non-real estate	362	143	505
Commercial and industrial	836	910	1,746
Home mortgage	—	1,653	1,653
Consumer	—	33	33
Total	$1,198	$8,438	$9,636
Loans:
Commercial real estate	$—	$505,229	$505,229
SBA loans—real estate	834	117,159	117,993
SBA loans—non-real estate	57	9,875	9,932
Commercial and industrial	1,516	112,781	114,297
Home mortgage	—	127,806	127,806
Consumer	—	2,586	2,586
Total	$2,407	$875,436	$877,843

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2019, 2018 and 2017. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material. The difference between interest income recognized and cash basis interest recognized was immaterial.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
	(Dollars in thousands)
2019
With no related allowance recorded:
SBA loans—real estate	$484	$—	$503	$—
SBA loans—non-real estate	33	—	45	—
With an allowance recorded:
Commercial and industrial	333	333	338	20
Total	$850	$333	$886	$20
2018
With no related allowance recorded:
SBA loans—real estate	$834	$—	$473	$—
SBA loans—non-real estate	57	—	—	—
Commercial and industrial	680	—	715	—
With an allowance recorded:
SBA loans—non-real estate	—	362	14	—
Commercial and industrial	836	836	841	49
Total	$2,407	$1,198	$2,043	$49
2017
With no related allowance recorded:
Home mortgage	$241	$—	$242	$—
Consumer	21	—	31	—
With an allowance recorded:
Commercial and industrial	354	354	361	17
Total	$616	$354	$634	$17

The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest by class of loans at December 31, 2019 and December 31, 2018:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
	(Dollars in thousands)
As of December 31, 2019:
SBA loans—real estate	$484	$—	$484
SBA loans—non-real estate	33	—	33
Home mortgage	698	—	698
Total	$1,215	$—	$1,215
As of December 31, 2018:
SBA loans—real estate	$834	$—	$834
SBA loans—non-real estate	57	—	57
Commercial and industrial	680	—	680
Total	$1,571	$—	$1,571

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans at December 31, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
As of December 31, 2019:
Commercial real estate	$—	$—	$—	$—	$632,205	$632,205
SBA—real estate	1,552	—	484	2,036	120,886	122,922
SBA—non-real estate	3	126	33	162	9,792	9,954
Commercial and industrial	364	—	—	364	103,743	104,107
Home mortgage	1,980	—	454	2,434	118,727	121,161
Consumer	—	—	—	—	2,671	2,671
	$3,899	$126	$971	$4,996	$988,024	$993,020
As of December 31, 2018:
Commercial real estate	$—	$—	$—	$—	$505,229	$505,229
SBA—real estate	—	—	311	311	117,682	117,993
SBA—non-real estate	—	—	—	—	9,932	9,932
Commercial and industrial	—	—	680	680	113,617	114,297
Home mortgage	449	—	—	449	127,357	127,806
Consumer	—	—	—	—	2,586	2,586
	$449	$—	$991	$1,440	$876,403	$877,843

Troubled Debt Restructurings:  As of December 31, 2019 and 2018, the Company had a recorded investment in troubled debt restructurings of $333,000 and $343,000,  respectively. The Company has allocated $333,000 and $343,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2019 and 2018, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as troubled debt restructurings. There were no new loans identified as trouble debt restructurings during the years ended December 31, 2019, 2018, or 2017. There were no payment defaults during the years ended December 31, 2019, 2018, or 2017 of loans that had been modified as troubled debt restructurings within the previous twelve months.

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

As of December 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard		Doubtful	Total
	(Dollars in thousands)
As of December 31, 2019:
Commercial real estate	$632,205	$—	$—		$—	$632,205
SBA loans—real estate	120,116	770	2,036		—	122,922
SBA loans—non-real estate	9,781	140	33		—	9,954
Commercial and industrial	98,509	4,901	697		—	104,107
Home mortgage	120,463	—	698		—	121,161
Consumer	2,671	—	—		—	2,671
	$983,745	$5,811	$3,464	(1)	$—	$993,020
As of December 31, 2018:
Commercial real estate	$505,229	$—	$—		$—	$505,229
SBA loans—real estate	115,993	—	2,000		—	117,993
SBA loans—non-real estate	9,859	16	57		—	9,932
Commercial and industrial	112,781	—	1,516		—	114,297
Home mortgage	127,806	—	—		—	127,806
Consumer	2,586	—	—		—	2,586
	$874,254	$16	$3,573	(1)	$—	$877,843

(1) Substandard loans include SBA guaranteed portion. Substandard loans, net of guaranteed are $3.0 million and $3.1 million, respectively

Note 5. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the optional transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. See Note 1 “Summary of Significant Accounting Policies” for additional information regarding adoption of ASU No. 2016-02.

The Company’s operating leases are real estate leases which are comprised of its headquarters and office facilities from nonaffiliated parties with remaining lease terms ranging from 1 to 10 years as of December 31, 2019. Certain lease arrangements contain extension option which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

At December 31, 2019, operating right-of-use (“ROU”) assets and related liabilities were $8.3 million and $10.1 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases at December 31, 2019.

Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at least commencement based on the present value of the remaining lease payments using the Company’s incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the consolidated statements of income. The Company’s occupancy expense also includes variable lease costs which is comprised of the Company's share of actual costs for utilities, common area maintenance, property taxes, and insurance that are not included in lease liabilities and are expensed as incurred. Variable lease costs can also include rent escalations based on changes to indices, such as the Consumer Price Index, where the Company estimates future rent increases and records the actual difference to variable costs.

The table below summarized the Company’s total lease cost:

(Dollars in thousands)	Year Ended December 31, 2019
Operating lease cost	$1,731
Variable lease cost	728
Total lease cost	$2,459

The table below summarizes other information related to the Company’s operating leases:

(Dollars in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,902
Weighted average remaining lease term - operating leases	5.7 years
Weighted average discount rate - operating leases	2.98%

Rent expense for the years ended December 31, 2019, 2018 and 2017 was $2.5 million, $2.1 million, and $2.0 million, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the consolidated balance sheet as of December 31, 2019:

(Dollars in thousands)	December 31, 2019
2020	$2,001
2021	2,032
2022	2,028
2023	1,816
2024	1,702
Thereafter	1,641
Total lease payments	11,220
Discount to present value	(1,094)
Total lease liability	$10,126

Note 4. Premises and equipment

The Company’s premises and equipment consisted of the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Leasehold improvements	$6,571	$5,518
Furniture and fixtures	3,174	2,791
Equipment and others	2,414	2,111
Total cost	12,159	10,420
Accumulated depreciation	(6,933)	(5,787)
Net book value	$5,226	$4,633

Total depreciation expense included in occupancy and equipment expenses was $1.1 million for the year ended December 31, 2019 and $1.0 million for the years ended December 31, 2018, and 2017.

Note 5. Servicing Assets

Activity for loan servicing assets during the years ended December 31, 2019, 2018, and 2017 is as follows:

	Year Ended
	2019	2018	2017
	(Dollars in thousands)
Beginning balance	$6,987	$6,771	$6,783
Additions	2,121	2,257	1,923
Amortized to expense	(2,084)	(2,041)	(1,935)
Ending balance	$7,024	$6,987	$6,771

There was no valuation allowance recorded against the carrying value of the servicing assets as of December 31, 2019, 2018, or 2017.

The fair value of the servicing assets was $8.2 million at December 31, 2019, which was determined using discount rates ranging from 1.75% to 10.00% and prepayment speeds ranging from 14.0% to 15.3%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8.5 million at December 31, 2018, which was determined using discount rates ranging from 1.81% to 11.08% and prepayment speeds ranging from 11.2% to 13.0%, depending on the stratification of the specific assets.

Note 6. Deposits

Time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2019 and December 31, 2018 were $213.3 million and $164.3 million, respectively.

The scheduled maturities of time deposits were as follows at December 31, 2019:

December 31, 2019
(In thousands)
2020	$417,316
2021	10,246
2022	1,242
2023	765
2024	243
Total	$429,812

Deposits from principal officers, directors, and their affiliates at December 31, 2019 and December 31, 2018 were $1.6 million and $778,000, respectively.

Note 7. Borrowing arrangements

As of December 31, 2019, the Company had no borrowings from the Federal Home Loan Bank of San Francisco. The Company has a letter of credit with the FHLB in the amount of $49.0 million to secure a public deposit.

The Company had available borrowings from the following institutions as of December 31, 2019:

December 31, 2019
(In thousands)
Federal Home Loan Bank—San Francisco	$238,906
Federal Reserve Bank	124,027
Pacific Coast Bankers Bank	8,000
Zions Bank	5,500
Total	$376,433

The Company has pledged approximately $832.8 million of loans as collateral for these lines of credit as of December 31, 2019.

Note 8. Income Taxes

Income tax expense/(benefit) was as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(Dollars in thousands)
Current federal expense	$3,162	$3,458	$5,894
Current state expense	1,983	1,983	2,002
	5,145	5,441	7,896
Deferred federal expense	228	(131)	(1,061)
Deferred state expense	(54)	(106)	(279)
Deferred tax asset revaluation	—	—	1,336
	174	(237)	(4)

Total tax expense	$5,319	$5,204	$7,892

Effective tax rates differ from the federal statutory rates of 21% for 2019 and 2018, and 35% for 2017 applied to income before taxes due to the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(Dollars in thousands)
Federal statutory rate times financial statement income	$4,636	$4,086	$5,995

Effect of:
Meals and entertainment	39	39	45
State income taxes, net of federal tax benefit	1,608	1,494	1,096
Stock option expense and related excess tax benefits	(419)	(400)	(301)
Company owned life insurance	(314)	(64)	(112)
Other, net	(231)	49	(167)
Deferred tax asset revaluation	—	—	1,336
	683	1,118	1,897

Total tax expense	$5,319	$5,204	$7,892

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

The net deferred tax asset included in the statement of financial position includes the following components at the dates indicated below:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Deferred tax assets:
Pre-opening expense	$7	$25
Organizational costs	27	30
Allowance for loan losses	2,971	2,849
Loans held for sale	52	16
Stock-based compensation	464	345
Accrued compensation	138	163
Lease liability	2,994	—
Accrued rent	—	553
State taxes	456	414
Net unrealized loss on securities available for sale	—	230
Nonaccrual loan interest income	27	55
Other	24	44
Total deferred tax assets	7,160	4,724

Deferred tax liabilities:
Loan origination costs	(752)	(590)
Depreciation	(663)	(394)
Right of use asset	(2,441)	—
Net unrealized gain on securities available for sale	(79)	—
Other	(36)	(68)
Total deferred tax liabilities	(3,971)	(1,052)

Net deferred tax asset	$3,189	$3,672

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible.  At December 31, 2019, management reevaluated all positive and negative evidence that existed and concluded all deferred tax assets are realizable.  Therefore, no valuation allowance is necessary.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions.  The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2016 and for state taxing authorities for tax years prior to 2015.

There were no significant unrealized tax benefits recorded as of December 31, 2019, 2018 and 2017, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$66,153	$60,789
Standby letter of credit	7,377	1,790
Commercial letter of credit	1,111	1,209
Total undisbursed loan commitments	$74,641	$63,788

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Note 10. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of December 31, 2019, as described further below. Total compensation cost that has been charged against earnings for these plans in 2019, 2018, and 2017 was $1,275,000, $969,000, and $668,000.

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

The exercise prices of the options may not be less than 100 percent of the fair value of the Company’s common stock at the date of grant. The options, when granted, vest either immediately or ratably over five years from the date of the grant and expire after ten years if not exercised. The 2005 plan was expired in 2015 and no shares are available for grant.

A summary of the transactions under the 2005 Plan for the year ended December 31, 2019 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except share data)
Outstanding, as of January 1, 2019	250,000	$4.00
Options granted	—	—
Options exercised	(95,000)	2.20
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2019	155,000	4.70	$879
Fully vested and expected to vest	155,000	4.70	$879
Vested	155,000	$4.70	$879

Information related to the 2005 Plan for the periods indicated follows:

	Year Ended December 31,
	2019	2018	2017
Intrinsic value of options exercised	$592	$634	$175
Cash received from option exercises	178	195	142
Tax benefit realized from option exercised	—	—	—

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at December 31, 2019 was 2.52 years. The weighted average remaining contractual term of stock options that were exercisable at December 31, 2019 was 2.5 years. All of the stock options that are outstanding under the 2005 Plan were fully vested as of December 31, 2019.

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

The exercise prices of stock options granted under the plan may not be less than 100 percent of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during 2019 or 2018.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. Awards which were granted in 2019 and 2018 vest at the end of three years or five years from the date of the grant.  Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of the transactions under the 2010 Plan for the year ended December 31, 2019 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except share data)
Outstanding, as of January 1, 2019	620,000	$4.57
Options granted	—	—
Options exercised	(255,000)	1.51
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2019	365,000	5.78	$1,677
Fully vested and expected to vest	350,000	5.68	$1,641
Vested	305,000	$5.34	$1,535

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
	2019	2018	2017
Intrinsic value of options exercised	$1,728	$1,338	$497
Cash received from option exercises	385	519	285
Tax benefit realized from option exercised	453	286	209

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at December 31, 2019 was 2.76 years. The weighted average remaining contractual term of stock options that were exercisable at December 31, 2019 was 2.46 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the year ended December 31, 2019 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(Dollars in thousands, except share data)
Non-vested, as of January 1, 2019	436,000	$8.19
Awards granted	18,000	9.43
Awards vested	(141,500)	5.91
Awards forfeited	(18,000)	10.78
Non-vested, as of December 31, 2019	294,500	$9.20	$3,054

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
	2019	2018	2017
Tax benefit realized from awards vested	$144	$291	$615

There were 90,427 shares available for grant under the 2010 Plan as of December 31, 2019 (in either stock options or restricted stock awards). As of December 31, 2019, the Company had approximately $1.8 million of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.32 years.

Note 11. Employee Benefit Plan

The Company established a 401(k) profit sharing plan (the “401(k) Plan”) which is open to all eligible employees who are at least 21 years old and have completed 90 days of service. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $602,000, $481,000, and $420,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities and revenue on company owned life insurance, as these activities are subject to other GAAP discussed elsewhere within the disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s income statements as components of noninterest income are as follows:

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. $736,000, or 1.3% of total revenues in 2019, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. $958,000, or 1.7% of total revenues in 2019, of service charges on deposits is from overdraft and NSF fees.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $320,000, or 0.6% of total revenues for year ended December 31, 2019, is included in other income in noninterest income.

Other revenue streams that are recorded in other income in noninterest income include revenue generated from letters of credit and income on company owned life insurance. These revenue streams are either not material or out of scope of ASC 606.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018 are summarized below:

		Fair Value Measuring Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
As of December 31, 2019:
U.S. Government sponsored agency securities	$5,001	$—	$5,001	$—
Mortgage-backed securities - residential	15,641	—	15,641	—
Collateralized mortgage obligations	35,907	—	35,907	—
Other investments:
Mutual fund - CRA qualified	3,628	3,628	—	—

As of December 31, 2018:
U.S. Government sponsored agency securities	$6,906	$—	$6,906	$—
Mortgage-backed securities - residential	14,129	—	14,129	—
Collateralized mortgage obligations	34,301	—	34,301	—
Other investments:
Mutual fund - CRA qualified	2,488	2,488	—	—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications during 2019 or 2018. There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2019 or 2018.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value, at December 31, 2019 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
	(Dollars in thousands)
As of December 31, 2019:
Financial Assets:
Cash and cash equivalents	$86,036	$86,036	$—	$—	$86,036
Loans held for sale	2,100	—	2,100	—	2,100
Loans receivable, net	980,088	—	—	1,009,490	1,009,490
Accrued interest receivable	3,166	41	243	2,882	3,166
Other investments:
FHLB and PCBB stock	5,548	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$1,020,711	$—	$1,021,571	$—	$1,021,571
Accrued interest payable	2,686	—	2,686	—	2,686

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2018 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
	(Dollars in thousands)
As of December 31, 2018:
Financial Assets:
Cash and cash equivalents	$77,726	$77,726	$—	$—	$77,726
Loans held for sale	752	—	806	—	806
Loans receivable, net	865,423	—	—	862,394	862,394
Accrued interest receivable	3,068	44	240	2,784	3,068
Other investments:
FHLB and PCBB stock	4,772	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$905,176	$—	$904,466	$—	$904,466
Accrued interest payable	1,715	—	1,715	—	1,715

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

Note 14. Regulatory Capital Matters

Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffers for 2018 and 2019 are 1.875% and 2.50%, respectively. Management believes that as of December 31, 2019 and 2018, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$150,092	15.18%	N/A	N/A	N/A	N/A
Bank	147,820	14.96%	79,069	8.00%	98,836	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	59,301	6.00%	79,069	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	44,476	4.50%	64,243	6.50%
Tier 1 capital (to average assets)
Consolidated	139,975	12.14%	N/A	N/A	N/A	N/A
Bank	137,703	11.95%	46,103	4.00%	57,629	5.00%

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$139,593	16.26%	N/A	N/A	N/A	N/A
Bank	139,538	16.25%	68,686	8.00%	85,857	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	51,514	6.00%	68,686	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	129,893	15.13%	N/A	N/A	N/A	N/A
Bank	129,838	15.12%	38,636	4.50%	55,807	6.50%
Tier 1 capital (to average assets)
Consolidated	129,893	12.88%	N/A	N/A	N/A	N/A
Bank	129,838	12.87%	40,346	4.00%	50,432	5.00%

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

	Year Ended
	December 31,
(Dollars in thousands, except share data)	2019	2018	2017
Basic
Net income	$16,757	$14,253	$9,236
Undistributed earnings allocated to participating securities	(383)	(422)	(366)
Net income allocated to common shares	16,374	13,831	8,870
Weighted average common shares outstanding	15,741,926	15,104,939	13,063,344
Basic earnings per common share	$1.04	$0.92	$0.68
Diluted
Net income allocated to common shares	$16,374	$13,831	$8,870
Weighted average common shares outstanding for basic earnings per common share	15,741,926	15,104,939	13,063,344
Add: Dilutive effects of assumed exercises of stock options	193,388	446,124	422,447
Average shares and dilutive potential common shares	15,935,314	15,551,063	13,485,791
Diluted earnings per common share	$1.03	$0.89	$0.66

No share of common stock was antidilutive for year ended December 31, 2019 and December 31, 2018. Stock options and restricted stock awards for 220,000 shares of common stock were not considered in computing diluted earnings per common share for year ended December 31, 2017, because they were antidilutive.

Note 16. Condensed Financial Statements of Parent Company

The following presents the unconsolidated condensed financial statements of only the parent company, OP Bancorp, as of December 31, 2019 and 2018:

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Investment in bank subsidiary	$138,304	$129,732
Cash and cash equivalents	2,219	—
Other assets	141	55
Total assets	$140,664	$129,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	88	—
Shareholders’ equity	140,576	129,787
Total liabilities and shareholders' equity	$140,664	$129,787

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Other expense	$1,011	$134	$38

Income before income tax and undistributed subsidiary income	(1,011)	(134)	(38)
Income tax benefit	(288)	(40)	(16)
Equity in undistributed subsidiary income	17,480	14,347	9,258
Net income	16,757	14,253	9,236
Other comprehensive income (loss), net of tax	736	(198)	(135)
Net income	$17,493	$14,055	$9,101

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities
Net income	$16,757	$14,253	$9,236
Adjustments:
Equity in undistributed subsidiary income	(17,480)	(14,347)	(9,258)
Change in other assets	6	94	22
Change in accounts payable and other liabilities	88	—	—
Net cash from operating activities	(629)	—	—
Cash flows from investing activities
Net cash from investing activities	—	—	—
Cash flows from financing activities
Repurchase of common stock	(5,391)	—	—
Cash dividend paid on common stock	(3,151)	—	—
Proceeds from subsidiaries	11,390	—	—
Net cash from financing activities	2,848	—	—
Net change in cash and cash equivalents	2,219	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$2,219	$—	$—

Note 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data follows for the three months ended:

	2019 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$14,086	$14,878	$15,112	$14,703
Interest expense	3,288	3,701	3,893	3,625
Net interest income before provision for loan losses	10,798	11,177	11,219	11,078
Provision for loan losses	—	401	290	411
Net interest income after provision for loan losses	10,798	10,776	10,929	10,667
Noninterest income	3,533	2,647	2,733	2,513
Noninterest expense	8,073	8,358	8,424	7,665
Income before income tax provision	6,258	5,065	5,238	5,515
Income tax provision	1,518	1,229	1,238	1,334
Net income	$4,740	$3,836	$4,000	$4,181

Basic earnings per common share	$0.29	$0.24	$0.25	$0.26
Diluted earnings per common share	$0.29	$0.23	$0.24	$0.26

	2018 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$11,180	$12,062	$13,006	$13,820
Interest expense	1,621	2,075	2,521	2,894
Net interest income before provision for loan losses	9,559	9,987	10,485	10,926
Provision for loan losses	575	33	439	220
Net interest income after provision for loan losses	8,984	9,954	10,046	10,706
Noninterest income	2,212	2,783	2,284	2,050
Noninterest expense	6,811	7,478	7,705	7,568
Income before income tax provision	4,385	5,259	4,625	5,188
Income tax provision	1,169	1,468	1,144	1,423
Net income	$3,216	$3,791	$3,481	$3,765

Basic earnings per common share	$0.23	$0.24	$0.22	$0.23
Diluted earnings per common share	$0.22	$0.23	$0.21	$0.23