Form 10-K/A
period 2019-12-31
OP Bancorp
filed 2020-04-24
CIK 1722010

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the OP Bancorp Annual Report on Form 10-K for the fiscal year ending December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2019, and to file a revised auditor’s consent to correct its city and state.

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

The following provides biographical information for our directors, including their names, ages and year in which they began serving as a director of the Company (or the Bank prior to the Company’s formation in 2016). All of the directors of Open Bank became members of the OP Bancorp board of directors when we reorganized into our present bank holding company structure in 2016. The age indicated in each director’s biography is as of April 24, 2020.

Brian Choi. Mr. Choi, age 70, a director of the Bank since 2008, has served as the Chairman of the Board of the Bank since 2010, and OP Bancorp since 2016. Mr. Choi has served as Chairman and Chief Executive Officer of Universal Financing Corporation since 1991, and as Chairman and Chief Executive Officer of Ehese Investments, LLC since 2001. Mr. Choi has previous experience as a bank director with Alaska First Bank & Trust (formerly First Interstate Bank of Alaska) where he served on the Board from 1999 through 2008. He was the president of the Korean Community of Anchorage, Alaska from 2003 to 2004. He was the President of the Korean Christian Businessmen’s Committee of North America from 2006 to 2008. He also served as the President of the Federation of Korean American Association of Northwest States of United States of America, which included Oregon, Washington, Idaho, Montana, and Alaska from 2010 to 2012. Mr. Choi is a graduate of Korea University where he received a Bachelor of Science in Political Science and Foreign Relations. Mr. Choi contributes to the Board over 20 years of leadership and substantial experience in the community banking industry. He brings a wide-ranging understanding of the bank management, finance and operations. His leadership ability, judgment and prior business executive experience led the Board to elect him as Chairman of the Board.

Ernest E. Dow. Mr. Dow, age 70, has served as a member of the Board since the founding of the Bank in 2005. He is a Certified Public Accountant and a Principal of Dow & Sohn CPAs. He has maintained his accounting practice for over 37 years providing accounting, auditing, tax and business consulting services for international and local companies operating in Southern California. Mr. Dow served as a director for Pacific Union Bank from May 2003 until the bank’s acquisition by Hanmi Bank in April 2004. Mr. Dow is a member of the California Society of Certified Public Accountants. Mr. Dow obtained his Bachelor of Science from California State University, Northridge, in 1976. Mr. Dow’s significant accounting experience provides among other things in-depth knowledge of generally accepted accounting principles and auditing standards to the Board. Mr. Dow was a member of Choi Dow Ivan Hong & Lee Accountancy Corporation (“CDIH&L”) from August 1992 to December 2007. In July 2008, the SEC entered an order finding that (i) CDIH&L and Dow did not possess the requisite qualifications to represent others and (ii) CDIH&L willfully violated Section 102(a) of the Sarbanes-Oxley Act of 2002. The order related to the failure of CDIH&L to register with the Public Company Accounting Oversight Board (“PCAOB”) in connection with the preparation and issuance of an audit report with respect to a public company client in December 2004, and Mr. Dow’s participation in the preparation and issuance of such audit report. Under the order, CDIH&L was denied the privilege of practicing before the SEC and Mr. Dow was personally censured. However, Mr. Dow was permitted to continue to practice before the SEC as an independent accountant, provided that (i) the public accounting firm with which he is associated is registered with the PCAOB in accordance with the Exchange Act, and such registration continues to be effective, and (ii) he has submitted to the SEC staff the PCAOB’s letter notifying the public accounting firm with which he is associated that its registration application has been approved. Mr. Dow failed to report the SEC order to the California State Board of Accountancy (“CBA”) and as a result he was reprimanded and place on three-years’ probation under a settlement agreement reached with the CBA. The probationary period was completed on June 30, 2013.

Jason Hwang. Mr. Hwang, age 70, has served as a Board member since the founding of the Bank in 2005.He is a certified public accountant and is a partner in the accounting firm of Hwang, Lim & Joo, LLP and has over 35 years experience in public accounting. He holds General Securities Registered Representative (Series 7), license. He is a past board member of number of community service organizations, including the Korean American Scholarship Fund and the Korean American National Museum. He obtained his B.S. in Accounting from California State University, Los Angeles. Mr. Hwang’s significant accounting experience provides among other things in-depth knowledge of generally accepted accounting principles and auditing standards to the Board as well as extensive understanding of Bank’s financial and accounting practices as well as its relationship with internal and external auditors. He is particularly suited to serve as Chair of the audit committee.

Soo Hun Jung, M.D. Dr. Jung, age 70, has served as a Board member since the founding of the Bank in 2005. He is a medical doctor who has been in private medical practice since 1982. Dr. Jung obtained his medical degree from Pusan National University College of Medicine, Pusan, South Korea, in 1975. He subsequently completed his general surgery internship at Mount Sinai Hospital, New York, in 1979 and his internal medicine residency at Hospital of the Good Samaritan (affiliated with U.S.C. Medical School) Los Angeles, in 1982. Dr. Jung is affiliated with various hospitals and medical associations. He is a Member of the Board of Good Samaritan Medical Practice Association; Good Samaritan Hospital, and Korean-American Medical Group. In addition, he is a member of American Medical Association, American College of Physicians, and Korean Medical Association. He serves as Clinical Assistant Professor of Medicine for U.S.C. School of Medicine. As a long-term member of the Board, Mr. Jung has a broad based understanding of the Company and the Bank and is deeply committed to the community through his medical practice and affiliations with medical organizations and associations.

Min J. Kim. Ms. Kim, age 60, has served as the President and Chief Executive Officer and a member of the Board of the Company and the Bank since April 2010. She has over 37 years of banking experience in the Korean banking community. Prior to joining the Bank, she served as Chief Executive Officer and President of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc) for three and half years assuming those positions in 2006. From 1996 to March 2006, Ms. Kim served in various executive positions with Nara Bancorp and Nara Bank, including Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, and Senior Vice President and Chief Credit Administrator. Prior to joining Nara Bancorp and Nara Bank in 1995, Ms. Kim served in numerous positions with Hanmi Bank, including Vice President and Manager of the Western Street Branch of Hanmi Bank in Los Angeles from 1985 to 1995. Ms. Kim has a Bachelor of Sciences degree in Finance from the University of Southern California. Ms. Kim contributes to the Board her breadth of knowledge of the Company’s bank business, markets, community and culture. She provides the Board with an overall perspective of all facets of the Company’s business, financial condition and strategic direction.

Ock Hee Kim. Mrs. Kim, age 78, has served as a member of the Board since the founding of the Bank in 2005. She was the owner of Lily’s Dress Co., an apparel manufacturing company she founded in 1974 for 30 years. Mrs. Kim is actively involved in the L.A. Central Lions Club. Mrs. Kim serves as a deaconess in Torrance Presbyterian Church. Mrs. Kim obtained her Bachelor of Arts degree in Music from Kyung Hee University in Seoul, Korea. Ms. Kim brings a valuable perspective to the Board as result of her over 30 years of experience in the apparel and garment business which is an important industry in our downtown Los Angeles and Koreatown marketing areas, as well as and her involvement in local community activities.

Myung Ja (Susan) Park. Ms. Park, age 72, has served as a Board member since the founding of the Bank in 2005. She is the owner and President of LP Royal Import LLC, an importer and national distributor of craft and wedding accessories. Ms. Park is also the current President of Park & Park, a property investment company. She is previously the President of Royal Accessories, an importer of artificial flowers and bridal accessories, a company she founded in 1986. From 1977 to 2003, Ms. Park was the sole shareholder and Chief Executive Officer of Showroom 3, Inc., a manufacturer of wedding accessories based in China. Over that same time period, Ms. Park was co-owner of B. B. World Corp, a leading importer/exporter and nationwide distributor of artificial flowers and wedding accessories. Ms. Park has been an active member of her community and served as the Vice President of the Korean Business and Professional Women’s Association. She also served as the Chairwoman of the Fundraising Board of the Children of Afghanistan Relief Initiative for World Vision. Ms. Park contributes to the Board over 40 years of experience and knowledge of the import/export business, and is passionate about serving the needs of the Korean-American community.

Yong Sin Shin. Ms. Shin, age 60, has served as a Board member since the founding of the Bank in 2005. She is the President and Secretary of CJS Groups Inc (DBA Bicici & Coty Fashion), an apparel manufacturer and wholesaler in Los Angeles, California which she founded in 1994. Ms. Shin was a fashion designer and co-manager of Coty Fashion in Sao Paulo, Brazil, from 1985 to 1994. Ms. Shin obtained her Bachelor of Science in Dietary Nutrition from University of Sao Paulo, Sao Paulo, Brazil, in 1982. Ms. Shin co-founded her own manufacturing and wholesale business in Los Angeles, California and contributes to the Board her substantial business acumen developed though years of proven entrepreneurial success. Also as an active member of the Korean American Chamber of Commerce in Los Angeles she brings to the Board various business and cultural insights from the local community.

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

Each member of the Audit Committee meets the independence criteria as defined by applicable rules and regulations of the SEC for audit committee membership and is independent and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The members of the Audit Committee are Brian Choi, Ernest E. Dow, Jason Hwang (committee chair), Soo Hun Jung, M.D., Myung Ja (Susan) Park, and Yong Sin Shin. The Audit Committee met eight times in 2019.

In 2019, the Board of Directors has determined that Jason Hwang has: (i) an understanding of generally accepted accounting principles and financial statements; (ii) an ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) an experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.

Therefore, in 2019, the Board determined that Mr. Hwang meets the definition of “audit committee financial expert” under the applicable rules and regulations of the SEC and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”). The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

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
•

administer the annual executive incentive compensation plan in a manner consistent with the Company’s compensation strategy including the following incentive plan elements: eligibility and participation; annual allocation and actual award of equity incentive grants paid to the Chief Executive Officer and the members of the management team; corporate financial goals as they relate to total compensation; total funds reserved for payment under the plan; and annual review of the incentive equity and cash management incentive plan;

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

The members of the Human Resources & Compensation Committee are Brian Choi, Jason Hwang, Soo Hun Jung, M.D. (committee chair), Ock Hee Kim, Myung Ja (Susan) Park, and Yong Sin Shin. The Committee met four times in 2019.

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

The purposes of the Nomination & Governance Committee include the following responsibilities:

•	identify individuals qualified to become Board members;
•	recommend to the Board director nominees for election at each annual meeting of shareholders or to fill vacancies on the Board;
•	formulate and recommend for adoption by the full Board a policy for consideration of nominees for election to the Board who are recommended by shareholders of the Company;
•	consider candidates recommended by the shareholders of the Company in accordance with the Board’s policy for such consideration;
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

The members of the Nomination & Governance Committee are Brian Choi (committee chair), Ernest E. Dow, Jason Hwang, Soo Hun Jung, M.D, and Ock Hee Kim. The Committee met three times during 2019.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers, including their names, ages and positions:

Name	Age	Position
Min J. Kim	60	President and Chief Executive Officer of the Company and the Bank
Christine Y. Oh	53	Executive Vice President and Chief Financial Officer of the Company and the Bank
Steve K. Park	55	Executive Vice President and Chief Credit Officer of the Bank
Ki Won Yoon	59	Executive Vice President and Chief Lending Officer of the Bank
Kathrine Duncan	63	Executive Vice President and Chief Risk Officer of the Bank

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

Christine Y. Oh. Ms. Oh was appointed Executive Vice President and Chief Financial Officer of the Bank in July 2010 and of the Company in March 2016. Ms. Oh has over 29 years of banking experience. Prior to joining the Bank, from January 2010 to July 2010 she served as Interim Chief Financial Officer and Controller of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc), headquartered in Los Angeles, California. Prior to assuming those positions, Ms. Oh served as Senior Vice President and Controller of Nara Bancorp and Nara Bank to positions she assumed in 2003. Ms. Oh served as Interim Chief Financial Officer of Nara Bancorp and Nara Bank from March 2005 to July 2005. She joined Nara Bank in 1993. Prior to joining Nara Bank, Ms. Oh was a credit analyst at Center Bank where she started her banking in 1991. She has been serving as a director at Korean-American Family Services, a non-profit organization since 2014. Ms. Oh has a Bachelor of Science in Accounting from California State University, Northridge.

Steve K. Park. Mr. Park has served as Executive Vice President and Chief Credit Officer of the Bank since June 2010. Mr. Park has over 30 years of banking experience. Prior to joining the Bank, he served as Executive Vice President and Chief Credit Officer for the five years at Commonwealth Business Bank, Los Angeles, California. From 2000 to 2004, Mr. Park was Senior Vice President and SBA Loan Manager at Hanmi Bank, Los Angeles. Prior to joining Hanmi, Mr. Park was Vice President, Commercial Loan Manager for one year and SBA Loan Manager for four years at Saehan Bank, Los Angeles. Mr. Park has a Bachelor of Arts in Economics from the University of California, Berkeley.

Ki Won Yoon. Ms. Yoon has served as Executive Vice President and Chief Lending Officer since October 2013. Ms. Yoon has over 32 years of relevant lending experience, with strong ties in the Korean-American business community. Prior to joining Open Bank, Ms. Yoon was District Manager at BBCN Bank (now Bank of Hope and Hope Bancorp Inc), which she joined in 1999, and where she managed a loan portfolio of over $450 million. Ms. Yoon has a Bachelor of Arts in Food & Nutrition from Sook Myung Women’s University and a graduate of Pacific Coast Banking School.

Kathrine Duncan. Kathrine Duncan joined the Bank in April 2010 as Executive Vice President and Chief Risk Officer. Ms. Duncan has over 38 years of banking experience. Prior to joining the Bank, Ms. Duncan had a consulting business performing audits, compliance/CRA reviews and writing policies. From 2005 to 2009, she was Senior Vice President, Chief Corporate Services Officer at Nara Bank (now Bank of Hope and Hope Bancorp Inc.) Los Angeles, California. Prior to joining Nara Bank, she was Senior Vice President and Director of General and Administrative Services at Pacific Premier Bank from 2000 to 2005. Prior to joining Pacific Premier Bank, Ms. Duncan was Senior Vice President, Risk Management Group at Hawthorne Savings (acquired) from 1994 to 2000. Prior to 1994, she was Vice President, Audit, Compliance, CRA at East-West Bank. Ms. Duncan has a Masters of Arts in Leadership and Organizational Studies from Azusa Pacific University and a Bachelor of Science in Business Administration from California State University, Los Angeles.

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

Board of Directors

Board Independence

In 2019 seven out of eight members of the Board of Directors were independent directors, as defined by the applicable rules and regulations of the Nasdaq Stock Market, as follows:

Brian Choi, Chairman of the Board

Ernest E. Dow

Jason Hwang

Soo Hun Jung, M.D.

Ock Hee Kim

Myung Ja (Susan) Park

Yong Sin Shin

Board and Committee Meeting Attendance

During the fiscal year ended December 31, 2019, our Board of Directors held a total of 12 meetings. Each incumbent director who was a director during 2019 attended each such meeting and each meeting held by the standing committees of the Board on which such director served.

Director Attendance at Annual Meetings of Shareholders

The Board believes it is important for all directors to attend the Annual Meeting of Shareholders in order to show their support for the Company and to provide an opportunity for shareholders to communicate any concerns to them. The Company’s policy is to encourage, but not require, attendance by each director at the Company’s Annual Meeting of Shareholders. All of the directors of the Company are encouraged to attend the Annual Meeting of Shareholders and at the 2019 Annual Meeting of Shareholders all of our directors were in attendance.

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

Item 11. Executive Compensation.

Our named executive officers for 2019, which consist of our principal executive officer and the company’s two other most highly compensated executive officers, are:

•	Min J. Kim, President and Chief Executive Officer;
•	Christine Y. Oh, Executive Vice President and Chief Financial Officer; and
•	Steve K. Park, Executive Vice President and Chief Credit Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation paid, awarded to, or earned for our fiscal years ended December 31, 2019 and 2018 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards (2)	Option Awards	Non Equity Incentive Plan Compensation (3)	Other Compensation ($) (4)	Total Compensation ($)
Min J. Kim	2019	$486,858	$—	$—	$—	$474,000	$23,400	$984,258
President and Chief Executive Officer	2018	$452,500	$6,500	$—	$—	$460,000	$32,817	$951,817

Christine Y. Oh	2019	$280,625	$—	$—	$—	$121,000	$22,038	$423,663
Executive Vice President and Chief Financial Officer	2018	$255,526	$3,673	$127,100	$—	$118,000	$26,657	$530,956

Steve K. Park	2019	$280,625	$—	$—	$—	$119,000	$22,038	$421,663
Executive Vice President and Chief Credit Officer	2018	$255,526	$3,673	$127,100		$118,000	$27,036	$531,335
_______________
(1) Discretionary cash bonus awarded at end of year.

(2) The value of 10,000 restricted stock units granted to Ms. Oh and Mr. Park on June 21, 2018. Restricted stock units vest at the end of three years from the grant date.  The value for stock awards was calculated by multiplying the number of restricted stock units by the closing price of our common stock at the grant date.

(3) Cash bonuses awarded under the Company's Management Incentive Plan, described below. Amounts for 2019 were determined and paid in March 2020.
(4) Other Compensation for the named executive officers for our fiscal year ended December 31, 2019 includes the following:

Name	Perquisites (i)	Company 401(k) Match (ii)	Total “All Other Compensation”
Min J. Kim	$6,600	$16,800	$23,400
Christine Y. Oh	$5,200	$16,838	$22,038
Steve K. Park	$5,200	$16,838	$22,038
_______________
(i) Amount reflect automobile and cell phone allowances
(ii) Amounts reflect Company matching contribution under the 401(k) Plan.

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

2019 Risk Assessment

Each year, the Company performs a risk analysis of each of its compensation programs. If warranted, the HRCC will recommend changes to address concerns or considerations raised in the risk review process. Changes may be recommended for the program design or its oversight and administration in order to mitigate unreasonable risk, if any is determined to exist. The HRCC has concluded that the Company’s compensation arrangements do not encourage any employees to take unnecessary and excessive risks. We do not believe that any risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Chief Executive Officer Agreements

On November 1, 2017, we entered into an employment agreement that provides for a three-year term and is then automatically renewed each year for a one-year term thereafter unless terminated by either party upon 45 days written notice prior to the end of the then-current term. Under the terms of the agreement, Ms. Kim was initially entitled to an annual base salary of $410,000 subject to annual minimum increases of 3%, the actual amount as determined by the Board of Directors’ annual review of executive salaries. In addition to her salary, she is eligible to participate in the annual Management Incentive Plan, and will be entitled to equity award grants in accordance with the Company’s equity incentive plans and as approved by the Board of Directors. The Company provides Ms. Kim, at the same level of cost to other employees, group life, health, accident and disability insurance coverage for herself and her dependents. She is entitled to six weeks paid vacation annually. She received an automobile allowance in the amount of $1,200 per month in 2018 and for the first quarter of 2019. Effective April 2019, the monthly automobile allowance in the amount of $1,200 was rolled into Ms. Kim’s base salary. If Ms. Kim’s employment is terminated without Cause she will be entitled to 175% of her base salary paid over a period of 12 months and the Company will pay her COBRA health insurance premiums for 12 months. If Ms. Kim’s employment is terminated by the Company without Cause or she resigns for Good Reason within six months before or two years after a Change in Control, she will be paid 225% of her base salary over 12 months and the Company will pay her COBRA health insurance premiums for 24 months. The agreement provides that if any payments to Ms. Kim are limited by Section 280G of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”), our obligations will be limited to such amounts that results in the greatest amount of the payment that is deductible for federal minimum tax purposes after taking into account all other compensation payments to or for the benefit of Ms. Kim that are included in determining the deductibility of such payments under Section 280G. The agreement contains a non-solicitation provision, whereby Ms. Kim may not solicit the Company’s employees for two years after the termination of her employment.

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

Management Incentive Plan

The Company offers eligible executives an opportunity to earn cash bonuses in addition to their annual base salaries. Each year the management incentive plan (“Management Incentive Plan”) is reviewed and approved by the HRCC. The Management Incentive Plan for 2019 and 2018 provides an opportunity for the executive officers and key employees to earn a bonus up to their designated percentage cap based on their base salary. The limits were up to 125% of the annual base salary for the President and Chief Executive Officer and up to 55% of their annual base salary for the other executive officers.

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

For 2019, the President and Chief Executive Officer and the other executive officers were each assigned Bank Goals and Individual Goals with different weight allocations. The Bank Goals consisted of achieving three financial targets: ROA of 1.24%, return on equity (“ROE”) of 10.56% and an efficiency ratio of 58%. The Individual Goals were customized to each individual’s respective responsibilities. For the President and Chief Executive Officer and the other executive officers the weight allocation was 70% in Bank Goals and 30% in Individual Goals. In 2019, our ROA was 1.40%, ROE was 11.51%, and the efficiency ratio was 59.70%. Based on the Bank and Individual performance, the HRCC determined that Ms. Kim should receive a bonus amount of $474,000, equal to 96% of her annual base salary for 2019, Ms. Oh should receive $121,000, equal to 42.5% of her annual base salary for 2019, and Mr. Park should receive $119,000, equal to 41.8% of his annual base salary for 2019.

For 2018, the President and Chief Executive Officer and the other executive officers were each assigned Bank Goals and Individual Goals with different weight allocations. The Bank goals consisted of achieving three financial targets: ROA of 1.35%, ROE of 11.5% and an efficiency ratio of 56%. The Individual Goals were customized to each individual’s respective responsibilities. For the President and Chief Executive Officer, the weight allocation was 70% in Bank Goals and 30% in Individual Goals. For the other executive officers, the weight allocation was 60% in Bank Goals and 40% in Individual Goals. In 2018, our ROA was 1.49%, ROE was 12.27%, and the efficiency ratio was 58.79%. Based on the Bank and Individual performance, the HRCC determined that Ms. Kim should receive a bonus amount of $460,000, equal to 98% of her annual base salary for 2018, and Ms. Oh and Mr. Park each should receive $118,000, equal to 44% of their respective annual base salary for 2018.

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

Open Bank Employee’s 401(k) Plan. The Open Bank Employee’s 401(k) Plan is designed to provide retirement benefits to all eligible full-time and part-time employees of the Company and its subsidiary. The 401(k) Plan provides employees with the opportunity to save for retirement on a tax-favored basis. Named executive officers, all of whom were eligible during 2019, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer 1% to 100% of their compensation to the 401(k) Plan up to the applicable IRS limit. We currently match employee contributions on the first 6% of employee compensation ($1 for each $1). The Company match is contributed in the form of cash and is invested according to the employee’s current investment allocation. No discretionary profit sharing contribution was made to the 401(k) Plan for 2019 or 2018.

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

Perquisites. We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The HRCC periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites are awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2019 included a cell phone allowance and, for the first quarter of 2019, an automobile allowance.

Executive Change in Control Plan

In connection with our initial public offering, our Board of Directors adopted an Executive Change in Control Plan, or Severance Plan. Participants in the Severance Plan are selected by the HRCC and the Board of Directors. Our Chief Executive Officer is not eligible to participate in the Severance Plan. If a participant in the Severance Plan is terminated without cause or resigns for a “good reason” within a determined period of time before or following a “change in control”, the participant will be paid an individually determined severance amount and benefits. Upon termination of the participant’s employment in a manner that results in severance to the participant under the Severance Plan, the participant agrees not to solicit employees and not solicit customers to terminate their relationships with the Company for a period of one year.

Ms. Christine Oh and Mr. Steve Park are each a participant in the Severance Plan. If either is terminated without cause within six months before or 12 months after a change in control (the “change in control period”) or he or she resigns for good reason during the change in control period, he or she would be entitled to 150% his or her base salary and the Company will pay his or her COBRA health insurance premiums for 12 months.

The terms “cause,” “change in control” and “good reason” have substantially the same meanings as provided in Ms. Min J. Kim’s employment agreement, as described above.

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

The shares of common stock are authorized and reserved for issuance for equity awards including stock options and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2019, we had options outstanding to purchase a total of 365,000 shares of our common stock under the 2010 Plan, at an average exercise price of $5.78 per share, and 294,500 restricted stock units at an average issue price of $9.20 were outstanding, leaving 90,427 shares available for future grants.

2005 Director and Employee Stock Option Plan

On February 10, 2005, the Board of Directors of Open Bank adopted and on December 21, 2005 shareholders of Open Bank approved the Director and Employee Stock Option Plan (the “2005 Plan”). In June 2016, OP Bancorp assumed the 2005 Plan in connection with the formation of the bank holding company. The 2005 Plan provided for the issuance of up to 770,000 shares of common stock. Option exercise prices were the fair market value of the underlying stock as of the grant date. Options granted to employees vest at the rate of 20% per year. The 2005 plan was expired in February of 2015 and no new options may be granted.

As of December 31, 2019, the Company had options outstanding to purchase a total of 155,000 shares of common stock under the 2005 Plan, at an average exercise price of $4.70 per share.

Outstanding Equity Awards

The following table provides information for each of our named executive officers regarding outstanding stock options held by the officers as of December 31, 2019.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Min J. Kim	150,000	60,000	(3)	$8.00	4/1/2024	35,000	$362,950
Christine Y. Oh	25,000	—		$2.53	7/28/2020	18,000	$186,660
Steve K. Park	20,000	—		$2.88	6/1/2020	18,000	$186,660
_______________

(1) This column represents the unvested restricted stock units granted. With regard to 20,000 restricted stock units for Ms. Kim, restricted stock units vest 1/7th per year from the date of grant of April 1, 2014, subject to continuing service. With regard to 15,000 restricted stock units for Ms. Kim, and 8,000 restricted stock units for Ms. Oh and Mr. Park, restricted stock units vest 1/7th per year from the date of grant of July 25, 2013, subject to continuing service. With regard to 10,000 restricted stock units for Ms. Oh and Mr. Park, restricted stock units vest at the end of three years from the date of grant of June 21, 2018, subject to continuing service.

(2) The market value of the shares of restricted stock units that have not vested is calculated by multiplying the number of shares of stock underlying the restricted stock units that have not vested by the closing price of our common stock at December 31, 2019.

(3) This option vests at the rate of 30,000 shares each April 1, subject to continuing service.

Director Compensation

The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Min J. Kim, whose compensation is disclosed under “—Summary Compensation Table”) during 2019. Officers earn no additional compensation for director service.

Name	Fees Earned or Paid in Cash ($) (1)
Brian Choi	$84,000
Ernest E. Dow	$60,000
Jason Hwang	$60,000
Soo Hun Jung, M.D.	$60,000
Ock Hee Kim	$55,000
Myung Ja (Susan) Park	$60,000
Yong Sin Shin	$60,000
_______________
(1) Excludes reimbursement for traveling and other expenses and stock-based expenses relating to equity awards granted in prior years under our equity plans.

The Company paid fees to the non-officer directors for attendance at Board of Directors and Board of Directors’ committee meetings or for performing other services in connection with operation of the Company. The Chairman of the Board received $7,000 per month and all other directors received $5,000 per month. In 2018, after reviewing peer bank’s Board of director compensation trends, the Board of Directors approved an increase to the fees paid to the non-officer directors in lieu of health insurance coverage, resulting in an aggregate increase of $1,000 per month on January 1, 2019. Directors receive reimbursement for their out-of-pocket expenses incurred in connection with their duties as directors, including their attendance at director meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock

The following table sets forth information as of March 31, 2020, pertaining to beneficial ownership of the Company’s common stock by persons known to the Company to own 5% or more of the Company’s common stock, nominees to be elected to the Board of Directors, the executive officers named in the Summary Compensation Table presented in this proxy statement, and all directors and executive officers of the Company, as a group. This information has been obtained from the Company’s records, or from information furnished directly by the individual or entity to the Company.

For purposes of the following table, shares issuable pursuant to stock options which may be exercised within 60 days of March 31, 2020, are deemed to be issued and outstanding and have been treated as outstanding in determining the amount and nature of beneficial ownership and in calculating the percentage of ownership of those individuals possessing such interest, but not for any other individuals.

Name of Beneficial Owner (1)	Shares Beneficially Owned (2) (3)		Percent of Class (3)
Directors and Executive Officers:
Min J. Kim	555,239	(4)	3.63%
Brian Choi	845,000	(5)	5.59%
Ernest E. Dow	223,044	(6)	1.47%
Jason Hwang	208,100	(7)	1.38%
Soo Hun Jung, M.D.	234,154	(8)	1.55%
Ock Hee Kim	419,700	(9)	2.78%
Christine Y. Oh	115,113	(10)	0.76%
Myung Ja (Susan) Park	170,904	(11)	1.13%
Steve K. Park	89,141	(12)	0.59%
Yong Sin Shin	468,000	(13)	3.09%
All directors and executive officers as a group (12 individuals)	3,438,875	(14)	22.34%
_______________
(1) Except as otherwise noted, the address for all persons is c/o OP Bancorp, 1000 Wilshire Boulevard, Suite 500, Los Angeles, California 90017.

(2) Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

(3) Includes shares beneficially owned (including options exercisable and restricted stock units vesting within 60 days of March 31, 2020).

(4) Consists of 365,239 shares held by Ms. Kim individually, 150,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 31, 2020, and 40,000 shares that are subject to restricted stock units vesting within 60 days of March 31, 2020.

(5) Consists of 845,000 shares held by Mr. Choi individually.
(6) Consists of 223,044 shares held by Mr. Dow individually.
(7) Consists of 208,100 shares held by Mr. Hwang individually.
(8) Consists of 204,154 shares held by Mr. Jung individually, and 30,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 31, 2020.
(9) Consists of 419,700 shares held by Mrs. Kim individually.
(10) Consists of 115,113 shares held by Ms. Oh individually.
(11) Consists of 170,904 shares held by Ms. Park individually.
(12) Consists of 89,141 shares held by Mr. Park individually.
(13) Consists of 468,000 shares held by Ms. Shin individually.

(14) Includes 230,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 31, 2020, and 40,000 shares that are subject to restricted stock units vesting within 60 days of March 31, 2020.

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

As of December 31, 2019, our officers and directors as well as their immediate families and affiliated companies, taken as a group, were not indebted directly or indirectly to us, while deposits from this group totaled $1.6 million as of such date. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the aggregate fees billed to the Company by its independent auditor:

Category of Services	Fiscal Year 2019	Fiscal Year 2018
Audit fees (1)	$402,750	$329,975
Audit-related fees	—	—
Tax fees (2)	34,526	43,860
All other fees	—	—
Total accounting fees	$437,276	$373,835
_______________

(1) Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2) Tax fees were related to tax services provided to Company, including annual Federal and State tax return, quarterly tax estimates, and any assistance, review, or resolution of tax notice.

The ratio of Tax fees and All other fees to Total accounting fees was 7.9% for 2019 and 11.7% for 2018.

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

4.2	Description of Securities Registered under Section 12 of Securities Exchange Act of 1934, as amended +

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

10.15	Coexistence Agreement with Open Bank S.A. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

21.1	Subsidiaries of OP Bancorp (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

23.1	Consent of Crowe LLP ++

24.1	Power of Attorney +

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ++

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ++

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.
+ Previously filed with the Original Filing on March 16, 2020.
++ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

OP Bancorp

Date: April 24, 2020	By:	/s/ MIN J. KIM
Min J. Kim
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name	Title	Date

/s/ MIN J. KIM	President and Chief Executive Officer	April 24, 2020
Min J. Kim

/s/ CHRISTINE Y. OH	Executive Vice President & Chief Financial Officer	April 24, 2020
Christine Y. Oh

/s/ BRIAN CHOI *	Director	April 24, 2020
Brian Choi

/s/ ERNEST E. DOW *	Director	April 24, 2020
Ernest E. Dow

/s/ JASON HWANG *	Director	April 24, 2020
Jason Hwang

/s/ SOO HUN JUNG *	Director	April 24, 2020
Soo Hun Jung

/s/ OCK HEE KIM *	Director	April 24, 2020
Ock Hee Kim

/s/ MYUNG JA (SUSAN) PARK *	Director	April 24, 2020
Myung Ja (Susan) Park

/s/ YONG SIN SHIN *	Director	April 24, 2020
Yong Sin Shin

*By:	/s/ MIN J. KIM	April 24, 2020
Attorney-In-Fact