Form 10-Q
period 2020-03-31
OP Bancorp
filed 2020-05-11
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, there were 15,052,746 outstanding shares of the Registrant’s common stock.

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
•

the rapidly changing uncertainties related to the Coronavirus pandemic including, but not limited to, the potential adverse effect of the pandemic on the economy, our employees and customers, and our financial performance; and

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OP BANCORP

CONSOLIDATED BALANCE SHEETS (unaudited)

As of March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$110,999	$86,036
Securities available for sale, at fair value	52,179	56,549
Other investments	9,253	9,176
Loans held for sale	4,382	2,100
Loans receivable, net of allowance of $10,748 at March 31, 2020 and $10,050 at December 31, 2019	985,811	980,088
Premises and equipment, net	5,141	5,226
Accrued interest receivable	3,056	3,166
Servicing assets	6,963	7,024
Company owned life insurance (COLI)	10,683	10,618
Deferred tax assets	2,709	3,189
Operating right-of-use assets	7,885	8,254
Other assets	10,532	8,094
Total assets	$1,209,593	$1,179,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$304,845	$294,281
Interest bearing:
Savings	5,220	4,753
Money market and others	291,137	291,865
Time deposits greater than $250,000	210,507	213,345
Other time deposits	240,489	216,467
Total deposits	1,052,198	1,020,711
Accrued interest payable	2,592	2,686
Operating lease liabilities	9,701	10,126
Other liabilities	7,003	5,421
Total liabilities	1,071,494	1,038,944

Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,115,868 and 15,703,276 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	80,422	86,381
Additional paid-in capital	7,882	7,524
Retained earnings	48,695	46,483
Accumulated other comprehensive loss	1,100	188
Total shareholders’ equity	138,099	140,576
Total liabilities and shareholders' equity	$1,209,593	$1,179,520

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

For the Three Months ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands, except share data)
Interest income
Interest and fees on loans	$13,694	$13,354
Interest on investment securities	319	360
Other interest income	332	372
Total interest income	14,345	14,086
Interest expense
Interest on deposits	3,229	3,288
Total interest expense	3,229	3,288
Net interest income	11,116	10,798
Provision for loan losses	743	—
Net interest income after provision for loan losses	10,373	10,798

Noninterest income
Service charges on deposits	430	527
Loan servicing fees, net of amortization	392	383
Gain on sale of loans	1,155	1,077
Other income	319	1,546
Total noninterest income	2,296	3,533
Noninterest expense
Salaries and employee benefits	5,071	5,168
Occupancy and equipment	1,230	1,077
Data processing and communication	409	358
Professional fees	273	203
FDIC insurance and regulatory assessments	106	104
Promotion and advertising	162	178
Directors’ fees	233	228
Foundation donation and other contributions	330	388
Other expenses	393	369
Total noninterest expense	8,207	8,073
Income before income taxes	4,462	6,258
Income tax expense	1,163	1,518
Net income	$3,299	$4,740
Earnings per share - Basic	$0.21	$0.29
Earnings per share - Diluted	$0.21	$0.29
Other comprehensive income:
Change in unrealized income on securities available for sale	1,294	503
Tax effect	(382)	(149)
Total other comprehensive income	912	354
Comprehensive income	$4,211	$5,094

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

For the Three Months ended March 31, 2020 and 2019

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at January 1, 2019	15,860,306	$91,209	$6,249	$32,877	$(548)	$129,787
Net income	—	—	—	4,740	—	4,740
Stock issued under stock-based compensation plans	118,162	292	—	—	—	292
Stock-based compensation	—	—	377	—	—	377
Repurchase of common stock	(258,885)	(2,381)	—	—	—	(2,381)
Cash dividends declared	—	—	—	(793)	—	(793)
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	354	354
Balance at March 31, 2019	15,719,583	$89,120	$6,626	$36,824	$(194)	$132,376

Balance at January 1, 2020	15,703,276	$86,381	$7,524	$46,483	$188	$140,576
Net income	—	—	—	3,299	—	3,299
Stock issued under stock-based compensation plans	130,046	305	—	—	—	305
Stock-based compensation	—	—	358	—	—	358
Repurchase of common stock	(717,454)	(6,264)	—	—	—	(6,264)
Cash dividends declared	—	—	—	(1,087)	—	(1,087)
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	912	912
Balance at March 31, 2020	15,115,868	$80,422	$7,882	$48,695	$1,100	$138,099

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$3,299	$4,740
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	743	—
Depreciation and amortization of premises and equipment	329	268
Amortization of net premiums on securities	58	53
Stock-based compensation	358	377
Gain on sales of loans	(1,155)	(1,077)
Earnings on company owned life insurance (COLI)	(65)	(1,308)
Origination of loans held for sale	(20,566)	(18,044)
Proceeds from sales of loans held for sale	19,012	19,165
Amortization of servicing assets	467	403
Net change in fair value of equity investment with readily determinable fair value	(77)	(46)
Net change in:
Accrued interest receivable	110	(300)
Deferred tax assets	98	7
Other assets	1,041	(80)
Accrued interest payable	(94)	463
Other liabilities	(1,192)	(1,967)
Net cash from operating activities	2,366	2,654
Cash flows from investing activities
Net change in loans receivable	(6,445)	(39,168)
Proceeds from matured, called, or paid-down securities available for sale	5,605	1,670
Proceeds from COLI	—	2,288
Purchase of premises and equipment, net	(245)	(718)
Investment in low income housing partnership	(759)	—
Net cash from investing activities	(1,844)	(35,928)
Cash flows from financing activities
Net change in deposits	31,487	24,226
Cash received from stock option exercises	305	292
Repurchase of common stock	(6,264)	(2,381)
Cash dividend paid on common stock	(1,087)	(793)
Net cash from financing activities	24,441	21,344
Net change in cash and cash equivalents	24,963	(11,930)
Cash and cash equivalents at beginning of period	86,036	77,726
Cash and cash equivalents at end of period	$110,999	$65,796
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$1,335	$465
Interest	3,323	2,825
Supplemental noncash disclosure:
Transfer from loan receivable to OREO	$—	$1,146
The adoption of ASU 2016-02, leases (Topic 842) recognition right-of-use assets	—	8,057
New commitments to low income housing partnership investments	3,477	—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented, including eliminating intercompany transactions and balances. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates:  To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The Company could experience a material adverse effect on its business as a result of the impact of the novel coronavirus pandemic (“COVID-19”) and the resulting governmental actions to curtail its spread. It is at least reasonably possible that the estimates based on information which was available at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change would be material to the financial statements, including the allowance for loan losses. The extent to which the COVID-19 pandemic will impact our estimates and assumptions is highly uncertain and we are unable to make an estimate, at this time.

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

There has been no significant or material changes to the Company’s accounting policies during the three months ended March 31, 2020, as compared to the Summary of Significant Accounting Policies as described in “Note 1 of the Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements.

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the COVID-19 and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (“TDRs”). The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is expected to reduce the number of TDRs that will be reported in future periods; however, the amount is indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Note 3. Securities

The following table summarizes the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses for available for sale securities as of March 31, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2020:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$3,000	$25	$—	$3,025
Mortgage-backed securities: residential	14,900	403	—	15,303
Collateralized mortgage obligations: residential	32,718	1,133	—	33,851
Total available for sale	$50,618	$1,561	$—	$52,179

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$5,000	$2	$(1)	$5,001
Mortgage-backed securities: residential	15,559	94	(12)	15,641
Collateralized mortgage obligations: residential	35,723	243	(59)	35,907
Total available for sale	$56,282	$339	$(72)	$56,549

There were no sales of securities available for sale in the three months ended March 31, 2020 or 2019. The amortized cost and estimated fair value of securities available for sale at March 31, 2020, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

	Amortized Cost	Fair Value
As of March 31, 2020:	(Dollars in thousands)
Available for sale:
Within one year	$2,000	$2,010
One to five years	1,000	1,015
Mortgage-backed securities: residential	14,900	15,303
Collateralized mortgage obligations	32,718	33,851
Total available for sale	$50,618	$52,179

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

There were no securities with unrealized losses as of March 31, 2020. The following table summarizes securities with unrealized losses as of December 31, 2019, aggregated by length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$1,999	$(1)	$1,999	$(1)
Mortgage-backed securities: residential	—	—	3,254	(12)	3,254	(12)
Collateralized mortgage obligations	8,878	(29)	3,658	(30)	12,536	(59)
Total available for sale	$8,878	$(29)	$8,911	$(43)	$17,789	$(72)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement, and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of March 31, 2020, management believes no securities with unrealized losses were OTTI.

There were no securities pledged as collateral as of March 31, 2020 or December 31, 2019.

Other investments as of March 31, 2020 and December 31, 2019, consisted of the following:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
FHLB stock	$5,358	$5,358
PCBB stock	190	190
Mutual fund - CRA qualified	3,705	3,628
Total other investments	$9,253	$9,176

Note 4. Loans

The composition of the loan portfolio was as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Real estate:
Commercial real estate	$639,411	$630,668
SBA loans—real estate	123,795	122,373
Total real estate	763,206	753,041
SBA loans—non-real estate	10,114	9,895
Commercial and industrial	99,860	103,852
Home mortgage	119,984	120,686
Consumer	3,395	2,664
Gross loans receivable	996,559	990,138
Allowance for loan losses	(10,748)	(10,050)
Loans receivable, net	$985,811	$980,088

No loans were outstanding to related parties as of March 31, 2020 or December 31, 2019.

The activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019 was as follows:

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
	(Dollars in thousands)
Three months ended March 31, 2020:
Beginning balance	$6,000	$939	$121	$1,289	$1,667	$34	$10,050
Provision for loan losses	210	143	116	3	254	17	743
Charge-offs	—	—	(45)	—	—	—	(45)
Recoveries	—	—	—	—	—	—	—
Ending balance	$6,210	$1,082	$192	$1,292	$1,921	$51	$10,748
Three months ended March 31, 2019:
Beginning balance	$4,805	$894	$505	$1,746	$1,653	$33	$9,636
Provision for loan losses	391	53	(376)	(73)	7	(2)	—
Charge-offs	—	(17)	—	—	—	—	(17)
Recoveries	—	—	—	—	—	—	—
Ending balance	$5,196	$930	$129	$1,673	$1,660	$31	$9,619

The following table presents the balance in the allowance for loan losses and the recorded investment in loans (including accrued interest receivable of $2.8 million and $2.9 million as of March 31, 2020 and December 31, 2019, respectively) by portfolio segment as of March 31, 2020 and December 31, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
As of March 31, 2020:	(Dollars in thousands)
Allowance for loan losses:
Commercial real estate	$—	$6,210	$6,210
SBA loans—real estate	—	1,082	1,082
SBA loans—non-real estate	60	132	192
Commercial and industrial	330	962	1,292
Home mortgage	—	1,921	1,921
Consumer	—	51	51
Total	$390	$10,358	$10,748
Loans:
Commercial real estate	$—	$640,889	$640,889
SBA loans—real estate	476	123,914	124,390
SBA loans—non-real estate	159	10,011	10,170
Commercial and industrial	330	99,728	100,058
Home mortgage	—	120,468	120,468
Consumer	—	3,403	3,403
Total	$965	$998,413	$999,378
As of December 31, 2019:
Allowance for loan losses:
Commercial real estate	$—	$6,000	$6,000
SBA loans—real estate	—	939	939
SBA loans—non-real estate	—	121	121
Commercial and industrial	333	956	1,289
Home mortgage	—	1,667	1,667
Consumer	—	34	34
Total	$333	$9,717	$10,050
Loans:
Commercial real estate	$—	$632,205	$632,205
SBA loans—real estate	484	122,438	122,922
SBA loans—non-real estate	33	9,921	9,954
Commercial and industrial	333	103,774	104,107
Home mortgage	—	121,161	121,161
Consumer	—	2,671	2,671
Total	$850	$992,170	$993,020

The following table presents information related to impaired loans by class of loans as of and for the three months ended March 31, 2020 and 2019. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material. The difference between interest income recognized and cash basis interest recognized was immaterial.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the three months ended March 31, 2020:	(Dollars in thousands)
With no related allowance recorded:
SBA loans—real estate	$476	$—	$480	$—
SBA loans—non-real estate	33	—	33	—
With an allowance recorded:
SBA loans—non-real estate	126	60	126	9
Commercial and industrial	330	330	331	4
Total	$965	$390	$970	$13
As of and for the three months ended March 31, 2019:
With no related allowance recorded:
SBA loans—real estate	$510	$—	$516	$—
SBA loans—non-real estate	49	—	53	—
Commercial and industrial	680	—	680	—
With an allowance recorded:
Commercial and industrial	834	834	835	13
Total	$2,073	$834	$2,084	$13

The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest, by class of loans, as of March 31, 2020 and December 31, 2019:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
As of March 31, 2020:	(Dollars in thousands)
SBA loans—real estate	$476	$—	$476
SBA loans—non-real estate	33	—	33
Home mortgage	694	—	694
Total	$1,203	$—	$1,203
As of December 31, 2019:
SBA loans—real estate	$484	$—	$484
SBA loans—non-real estate	33	—	33
Home mortgage	698	—	698
Total	$1,215	$—	$1,215

Nonaccrual loans and loans past due greater than 90 days still accruing interest include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of March 31, 2020:	(Dollars in thousands)
Commercial real estate	$—	$—	$—	$—	$640,889	$640,889
SBA—real estate	—	1,545	476	2,021	122,369	124,390
SBA—non-real estate	—	2	33	35	10,135	10,170
Commercial and industrial	—	356	—	356	99,702	100,058
Home mortgage	1,789	373	454	2,616	117,852	120,468
Consumer	—	—	—	—	3,403	3,403
	$1,789	$2,276	$963	$5,028	$994,350	$999,378
As of December 31, 2019:
Commercial real estate	$—	$—	$—	$—	$632,205	$632,205
SBA—real estate	1,552	—	484	2,036	120,886	122,922
SBA—non-real estate	3	126	33	162	9,792	9,954
Commercial and industrial	364	—	—	364	103,743	104,107
Home mortgage	1,980	—	454	2,434	118,727	121,161
Consumer	—	—	—	—	2,671	2,671
	$3,899	$126	$971	$4,996	$988,024	$993,020

Troubled Debt Restructurings: As of March 31, 2020 and December 31, 2019, the Company had a recorded investment in troubled debt restructurings of $330,000 and $333,000, respectively. As of March 31, 2020 and December 31, 2019, the Company has allocated $330,000 and $333,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as troubled debt restructurings. There were no new loans identified as trouble debt restructurings during the three months ended March 31, 2020 or 2019. There were no payment defaults during the three months ended March 31, 2020 or 2019 of loans that had been modified as troubled debt restructurings within the previous twelve months.

Loan payment deferrals: As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan payment deferrals of up to 6 months for commercial and consumer borrowers impacted by the pandemic who have not been delinquent over 30 days on payments at the time of borrowers’ deferral requests. There was no borrower request during the first quarter of 2020, but as of April 30, 2020, the Company accepted payment deferral requests for 175 loan accounts from borrowers across multiple industries for an aggregate of $219.2 million. Recent interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program satisfies the applicable requirements.

PPP loans:  A provision in the CARES Act created the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020. As of April 24, 2020, we processed 323 applications for an aggregate of $36.7 million funded through the PPP loans.

The Paycheck Protection Program and Health Care Enhancement Act (“PPP / HCEA Act”), which was signed into law on April 24, 2020, authorized additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA. As of April 30, 2020, the Company approved 530 applications for an aggregate of $27.8 million under the PPP / HCEA Act.

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

As of March 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard		Doubtful	Total
As of March 31, 2020:	(Dollars in thousands)
Commercial real estate	$640,889	$—	$—		$—	$640,889
SBA loans—real estate	121,603	766	2,021		—	124,390
SBA loans—non-real estate	9,998	13	159		—	10,170
Commercial and industrial	94,611	4,761	686		—	100,058
Home mortgage	119,774	—	694		—	120,468
Consumer	3,403	—	—		—	3,403
	$990,278	$5,540	$3,560	(1)	$—	$999,378
As of December 31, 2019:
Commercial real estate	$632,205	$—	$—		$—	$632,205
SBA loans—real estate	120,116	770	2,036		—	122,922
SBA loans—non-real estate	9,781	140	33		—	9,954
Commercial and industrial	98,509	4,901	697		—	104,107
Home mortgage	120,463	—	698		—	121,161
Consumer	2,671	—	—		—	2,671
	$983,745	$5,811	$3,464	(1)	$—	$993,020

Note 5. Leases

The Company’s operating leases are real estate leases which are comprised of its headquarters and office facilities from nonaffiliated parties with remaining lease terms ranging from 1 to 10 years as of March 31, 2020. Certain lease arrangements contain extension option which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

At March 31, 2020, operating right-of-use (“ROU”) assets and related liabilities were $7.9 million and $9.7 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases at March 31, 2020.

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

The table below summarized the Company’s total lease cost:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Operating lease cost	$444	$403
Variable lease cost	184	161
Total lease cost	$628	$564

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$500	$436
Weighted average remaining lease term - operating leases	5.5	6.1
Weighted average discount rate - operating leases	2.98%	2.99%

Rent expense was $628,000 and $564,000 for the three months ended March 31, 2020 and 2019, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the consolidated balance sheet as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020
2020 remaining	$1,502
2021	2,032
2022	2,028
2023	1,816
2024	1,702
Thereafter	1,641
Total lease payments	10,721
Discount to present value	(1,020)
Total lease liability	$9,701

(Dollars in thousands)	December 31, 2019
2020	$2,001
2021	2,032
2022	2,028
2023	1,816
2024	1,702
Thereafter	1,641
Total lease payments	11,220
Discount to present value	(1,094)
Total lease liability	$10,126

Note 6. Premises and equipment

The Company’s premises and equipment consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Leasehold improvements	$6,734	$6,571
Furniture and fixtures	3,201	3,174
Equipment and others	2,463	2,414
Total cost	12,398	12,159
Accumulated depreciation	(7,257)	(6,933)
Net book value	$5,141	$5,226

Total depreciation expense included in occupancy and equipment expenses was $329,000 and $268,000 for the three months ended March 31, 2020 and 2019, respectively.

Note 7. Servicing Assets

Activity for loan servicing assets during the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Beginning balance	$7,024	$6,987
Additions	406	462
Amortized to expense	(467)	(403)
Ending balance	$6,963	$7,046

There was no valuation allowance recorded against the carrying value of the servicing assets as of March 31, 2020 or 2019.

The fair value of the servicing assets was $8.0 million at March 31, 2020, which was determined using discount rates ranging from 5.7% to 11.9% and prepayment speeds ranging from 15.0% to 15.1%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8.5 million at March 31, 2019, which was determined using discount rates ranging from 5.7% to 11.4% and prepayment speeds ranging from 12.1% to 12.8%, depending on the stratification of the specific assets.

Note 8. Deposits

The scheduled maturities of time deposits were as follows as of March 31, 2020:

March 31, 2020
(Dollars in thousands)
2020 remaining	$356,851
2021	91,198
2022	1,701
2023	855
2024	359
Thereafter	32
Total	$450,996

Deposits from principal officers, directors, and their affiliates as of March 31, 2020 and December 31, 2019 were $1.1 million and $1.6 million, respectively.

Note 9. Borrowing arrangements

As of March 31, 2020, the Company had no  borrowings from the Federal Home Loan Bank of San Francisco. The Company has a letter of credit with the FHLB in the amount of $49,000,000 to secure a public deposit.

The Company had available borrowings from the following institutions as of March 31, 2020:

March 31, 2020
(Dollars in thousands)
Federal Home Loan Bank—San Francisco	$245,845
Federal Reserve Bank	128,204
Pacific Coast Bankers Bank	8,000
Zions Bank	25,000
Total	$407,049

The Company has pledged approximately $851.4 million of loans as collateral for these lines of credit as of March 31, 2020.

Note 10. Income Taxes

The Company’s income tax expense was $1.2 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rate was 26.1% and 24.3% for the three months ended March 31, 2020 and 2019, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2016 and for state taxing authorities for tax years prior to 2015.

There were no significant unrealized tax benefits recorded as of March 31, 2020 and 2019, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

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

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$68,917	$66,153
Standby letter of credit	7,327	7,377
Commercial letter of credit	685	1,111
Total undisbursed loan commitments	$76,929	$74,641

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low income housing partnership: The Company invests in qualified affordable housing partnerships. The following table shows the balance of the investments in low income housing partnership and the total unfunded commitments related to the investments in low income housing partnerships as of the dates indicated:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Investments in low income housing partnerships	$5,142	$1,719
Unfunded commitments to fund investments for low income housing partnerships	2,788	70

These balances are reflected in the other assets and other liabilities line on the consolidated balance sheets. The Company expects to fulfill these commitments during the year ending 2034.

During the three months ended March 31, 2020 and 2019, the Company recognized amortization expense of $54,000 each for those periods, which was included within income tax expense on the consolidated statements of income. Additionally, during the three months ended March 31, 2020 and 2019, the Company recognized tax credits and other benefits from the investments in low income housing partnerships of $50,000 and $51,000, respectively.

Note 12. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of March 31, 2020, as described further below. Total compensation cost that has been charged against earnings for these plans was $358,000 and $377,000 in the three months ended March 31, 2020 and 2019, respectively.

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

A summary of the transactions under the 2005 Plan for the three months ended March 31, 2020 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2020	155,000	$4.70
Options granted	—	—
Options exercised	(55,000)	1.15
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2020	100,000	5.77	$171
Fully vested and expected to vest	100,000	5.77	$171
Vested	100,000	$5.77	$171

Information related to the 2005 Plan for the periods indicated follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Intrinsic value of options exercised	$370	$387
Cash received from option exercises	63	107
Tax benefit realized from option exercised	15	—

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at March 31, 2020 was 3.40 years. The weighted average remaining contractual term of stock options that were exercisable at March 31, 2020 was 3.40 years. All of the stock options that are outstanding under the 2005 Plan were fully vested as of March 31, 2020.

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

The exercise prices of stock options granted under the plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during the three months ended March 31, 2020 or 2019.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. No awards were granted in the three months ended March 31, 2020. Awards which were granted in the three months ended March 31, 2019 vest at the end of three years from the date of the grant. Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options outstanding under the 2010 Plan for the three months ended March 31, 2020 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2020	365,000	$5.78
Options granted	—	—
Options exercised	(85,000)	2.85
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2020	280,000	6.66	$336
Fully vested and expected to vest	265,000	6.59	$336
Vested	220,000	$6.30	$336

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Intrinsic value of options exercised	$519	$396
Cash received from option exercises	242	185
Tax benefit realized from option exercised	134	102

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at March 31, 2020 was 3.15 years. The weighted average remaining contractual term of stock options that were exercisable at March 31, 2020 was 2.92 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the three months ended March 31, 2020 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(Dollars in thousands, except share data)
Non-vested, as of January 1, 2020	294,500	$9.20
Awards granted	—	—
Awards vested	—	—
Awards forfeited	—	—
Non-vested, as of March 31, 2020	294,500	$9.20	$2,197

There were no vested restricted stock awards for the three months ended March 31, 2020, or 2019.

There were 95,427 shares available for grant under the 2010 Plan as of March 31, 2020 (in either stock options or restricted stock awards). As of March 31, 2020, the Company had approximately $1.4 million of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.07 years.

Note 13. Employee Benefit Plan

The Company established a 401(k) profit sharing plan (the “401(k) Plan”) which is open to all eligible employees who are at least 21 years old and have completed 90 days of service. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $180,000 and $137,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Total revenues from services charges on deposits in the three months ended March 31, 2020 and 2019, on a dollar and percentage of total revenue basis was $152,000 or 1.1%, and $172,000 or 1.2%, respectively, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. Total revenues from service charges on deposits from overdraft and NSF fees for the three months ended March 31, 2020 and 2019, on a dollar and percentage of total revenue basis was $215,000, or 1.6%, and $276,000, or 1.9%, respectively.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $63,000, or 0.5%, and $79,000, or 0.5% of total revenues for the three months ended March 31, 2020 and 2019, respectively, is included in other income in noninterest income.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized below:

		Fair Value Measuring Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
As of March 31, 2020:
U.S. Government sponsored agency securities	$3,025	$—	$3,025	$—
Mortgage-backed securities - residential	15,303	—	15,303	—
Collateralized mortgage obligations	33,851	—	33,851	—
Other investments:
Mutual fund - CRA qualified	3,705	3,705	—	—

As of December 31, 2019:
U.S. Government sponsored agency securities	$5,001	$—	$5,001	$—
Mortgage-backed securities - residential	15,641	—	15,641	—
Collateralized mortgage obligations	35,907	—	35,907	—
Other investments:
Mutual fund - CRA qualified	3,628	3,628	—	—

There were no transfers between Level 1 and Level 2 in the three months ended March 31, 2020 or 2019. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2020 or December 31, 2019.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value as of March 31, 2020 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of March 31, 2020:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$110,999	$110,999	$—	$—	$110,999
Loans held for sale	4,382	—	4,754	—	4,754
Loans receivable, net	985,811	—	—	980,882	980,882
Accrued interest receivable	3,056	9	228	2,819	3,056
Other investments:
FHLB and PCBB stock	5,548	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$1,052,198	$—	$1,054,002	$—	$1,054,002
Accrued interest payable	2,592	—	2,592	—	2,592

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2019 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of December 31, 2019:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$86,036	$86,036	$—	$—	$86,036
Loans held for sale	2,100	—	2,100	—	2,100
Loans receivable, net	980,088	—	—	1,009,490	1,009,490
Accrued interest receivable	3,166	41	243	2,882	3,166
Other investments:
FHLB and PCBB stock	5,548	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$1,020,711	$—	$1,021,571	$—	$1,021,571
Accrued interest payable	2,686	—	2,686	—	2,686

Note 16. Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was 0.625% in 2016 and increased 0.625% annually until 2019. As of March 31, 2020, the capital conservation buffer for the Company is 2.50%. Management believes as of March 31, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2020 and December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios, exclusive of the capital conservation buffer, are presented below as of March 31, 2020 and December 31, 2019:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Total capital (to risk-weighted assets)
Consolidated	$147,410	14.78%	N/A	N/A	N/A	N/A
Bank	145,465	14.59%	79,782	8.00%	99,727	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	136,594	13.69%	N/A	N/A	N/A	N/A
Bank	134,649	13.50%	59,836	6.00%	79,782	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	136,594	13.69%	N/A	N/A	N/A	N/A
Bank	134,649	13.50%	44,877	4.50%	64,823	6.50%
Tier 1 capital (to average assets)
Consolidated	136,594	11.59%	N/A	N/A	N/A	N/A
Bank	134,649	11.42%	47,143	4.00%	58,929	5.00%

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$150,092	15.18%	N/A	N/A	N/A	N/A
Bank	147,820	14.96%	79,069	8.00%	98,836	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	59,301	6.00%	79,069	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	44,476	4.50%	64,243	6.50%
Tier 1 capital (to average assets)
Consolidated	139,975	12.14%	N/A	N/A	N/A	N/A
Bank	137,703	11.95%	46,103	4.00%	57,629	5.00%

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

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2020	2019
Basic
Net income	$3,299	$4,740
Undistributed earnings allocated to participating securities	(62)	(127)
Net income allocated to common shares	3,237	4,613
Weighted average common shares outstanding	15,486,549	15,817,060
Basic earnings per common share	$0.21	$0.29
Diluted
Net income allocated to common shares	$3,237	$4,613
Weighted average common shares outstanding for basic earnings per common share	15,486,549	15,817,060
Add: Dilutive effects of assumed exercises of stock options	99,706	295,665
Average shares and dilutive potential common shares	15,586,255	16,112,725
Diluted earnings per common share	$0.21	$0.29

No shares of common stock were antidilutive for the three months ended March 31, 2020. Stock options and restricted stock awards for 145,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2019 because they were antidilutive.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in the “Notes to Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies” of our audited consolidated financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2019.

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

Selected Financial Data

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	Three Months Ended
	March 31,	March 31,
	2020	2019
Income Statement Data:
Interest income	$14,345	$14,086
Interest expense	3,229	3,288
Net interest income	11,116	10,798
Provision for loan losses	743	—
Noninterest income	2,296	3,533
Noninterest expense	8,207	8,073
Income before taxes	4,462	6,258
Provision for income taxes	1,163	1,518
Net Income	$3,299	$4,740
Diluted earnings per share	$0.21	$0.29
Performance Ratios:
Return on average assets (annualized)	1.12%	1.83%
Return on average equity (annualized)	9.44%	14.46%
Net interest margin (annualized)	3.95%	4.38%
Efficiency ratio (1)	61.19%	56.48%

(1)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	As of
	March 31,	December 31,
	202	2019
Balance Sheet Data:
Loans held for sale	$4,382	$2,100
Gross loans, net of unearned income	996,559	990,138
Allowance for loan losses	10,748	10,050
Total assets	1,209,593	1,179,520
Deposits	1,052,198	1,020,711
Shareholders’ equity	138,099	140,576
Credit Quality:
Nonperforming loans	$1,533	$1,548
Nonperforming assets	1,533	1,548
Net charge-offs to average gross loans (annualized)	0.02%	0.00%
Nonperforming assets to gross loans plus OREO	0.15%	0.16%
ALL to nonperforming loans	701%	649%
ALL to gross loans	1.08%	1.02%
Capital Ratios:
Total risk-based capital ratio	14.78%	15.18%
Tier 1 risk-based capital ratio	13.69%	14.16%
Common equity tier 1 ratio	13.69%	14.16%
Leverage ratio	11.59%	12.14%

COVID-19

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter in place requirements in many states and communities, which has increased unemployment levels and caused extreme volatility in the financial markets. While COVID-19 has negatively impacted the economy, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provides for financial stimulus and government lending programs at unprecedented levels. The benefits of these programs, as well as any potential additional stimulus, to effectively support businesses and consumers within the economy are uncertain.

The Company was able to react quickly to these changes because of the commitment and flexibility of its workforce coupled with a well-prepared business continuity plan. The Company has taken various steps to help our customers, employees, and communities, while maintaining safe and sound banking operations. The Company has been assisting customers with loans deferrals and the PPP loans and has provided employees remote working environment while maintaining fully functioning operations in all areas. The Company donated $1.0 million through Open Stewardship Foundation to support small restaurants in the communities we serve. The Company also donated $100,000 from its board of directors and employees’ contribution to two local non-profit organizations to support families who are most severely impacted by the pandemic.

The CARES Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act includes an allocation of $349 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP / HCEA Act”) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP / HCEA Act authorizes additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA. In addition, the FRB has implemented a liquidity facility available to financial institutions participating in the PPP (“PPPLF”).  In conjunction with the PPP, the PPPLF will allow the Federal Reserve Banks to lend to member banks on a non-recourse basis with PPP loans as collateral. Additionally, the CARES Act provides for relief on existing and new SBA loans through Small Business Debt Relief. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. The CARES Act also provides for Mortgage Payment Relief and a foreclosure moratorium. As of April 24, 2020, the Company processed 323 applications for an aggregate of $36.7 million funded through the PPP loans under the CARES Act. Additionally, the Company approved 530 applications for an aggregate of $27.8 million under the PPP / HCEA Act as of April 30, 2020.

Recent interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. The Company implemented a loan modification program to assist our clients experiencing financial stress resulting from the economic impacts caused by the pandemic. The Company has offered loan payment deferrals of up to 6 months for commercial and consumer borrowers impacted by the pandemic who have not been delinquent over 30 days on payments at the time of borrowers’ deferral requests. The Company believes our loan modification program satisfies the applicable requirements under the interagency guidance. As of April 30, 2020, the Company accepted payment deferral requests for 175 loan accounts from borrowers across multiple industries for an aggregate of $219.2 million. The Company believes our loan modification program satisfies the applicable requirements.

The following tables summarize loan portfolio breakdown by industry, loans deferral requests and PPP loans as of the dates presented.

Loan Portfolio Breakdown by Industry
Excluding Home mortgage and consumer loans
(Dollars in thousands)	As of March 31, 2020
Industry	Number of accounts	% of total	Balance	% of total
Real estate lessors	209	20.0%	$356,175	40.2%
- Retail	87	8.3	161,741	18.3
- Industrial	46	4.4	87,625	9.9
- Mixed use	15	1.4	29,414	3.3
- Office	13	1.2	24,809	2.8
- Other	48	4.6	52,586	5.9
Hotel / motel	125	12.0	145,364	16.4
Gas station	146	14.0	125,708	14.2
Wholesale	103	9.8	50,663	5.7
Carwash	33	3.2	33,230	3.8
Food services / restaurant	107	10.2	24,486	2.8
Laundry services	49	4.7	22,288	2.5
Church	12	1.1	14,272	1.6
Other	262	25.0	113,308	12.8
Total	1,046	100.0%	$885,494	100.0%

Loan Deferment Request Summary by Industry
For requests received through April 30, 2020
Excluding Home mortgage and consumer loans
(Dollars in thousands)	Number of requests			Balance of requests
Industry	Number of accounts	% of request	% of total loans	Balance	% of request	% of total loans
Real estate lessors	49	47.6%	23.4%	$100,939	54.2%	28.3%
- Retail	29	28.2	33.3	64,035	34.4	39.6
- Industrial	6	5.8	13.0	7,664	4.1	8.7
- Mixed use	3	2.9	20.0	17,481	9.4	59.4
- Office	5	4.9	38.5	6,817	3.7	27.5
- Other	6	5.8	12.5	4,942	2.7	9.4
Hotel / motel	15	14.6	12.0	41,495	22.3	28.5
Gas station	8	7.8	5.5	12,443	6.7	9.9
Wholesale	7	6.8	6.8	9,070	4.9	17.9
Carwash	2	1.9	6.1	2,487	1.3	7.5
Food services / restaurant	10	9.7	9.3	9,642	5.2	39.4
Laundry services	3	2.9	6.1	2,302	1.2	10.3
Church	5	4.9	41.7	5,388	2.9	37.8
Other	4	3.9	1.5	2,371	1.3	2.1
Total	103	100.0%	9.8%	$186,136	100.0%	21.0%

* Number of accounts and Balance information were as of March 31, 2020.

Loan Deferment Request Summary by Loan Type
For requests received through April 30, 2020
(Dollars in thousands)	Number of requests			Balance of requests
Loan Type	Number of accounts	% of request	% of total loans	Balance	% of request	% of total loans
Real estate loans	81	46.3%	22.9%	$170,741	77.9%	26.7%
Home Mortgage loans	71	40.6	22.9	32,814	15.0	27.3
C & I loans	22	12.6	11.0	15,395	7.0	15.4
Consumer	1	0.6	11.1	282	0.1	8.3
Total	175	100.0%	12.8%	$219,232	100.0%	22.0%

* Number of accounts and Balance information were as of March 31, 2020.

SBA PPP Loan Approval Summary by Customer Type
For loans approved through April 24, 2020
(Dollars in thousands)	Number of loans		Approved Balance
Customer Type	Number of accounts	% of total	Balance	% of total
Commercial Lending	152	47.1%	$22,250	60.5%
SBA Lending	97	30.0	9,349	25.4
Deposit	72	22.3	5,093	13.9
New	2	0.6	55	0.1
Total	323	100.0%	$36,747	100.0%

Results of Operations—Comparison for the Three Months Ended March 31, 2020 and 2019

The following discussion of our results of operations compares the three months ended March 31, 2020 to the three months ended March 31, 2019.

We reported net income for the three months ended March 31, 2020 of $3.3 million, or $0.21 per diluted common share, compared to net income of $4.7 million, or $0.29 per diluted common share, for the three months ended March 31, 2019, a decrease of $1.4 million, or 30.4%. The decrease was primarily due to one-time gain of $1.2 million on company owned life insurance (COLI) in the first quarter of 2019 and a $743,000 increase in provision for loan losses, partially offset by a $318,000 increase in net interest income and a $355,000 decrease in income tax expense.

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

	Three Months Ended March 31,
	2020			2019
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest earning assets:
Federal Funds sold and other investments (1)	$78,256	$332	1.68%	$52,963	$372	2.82%
Securities available for sale	54,647	319	2.33	54,771	360	2.63
Total investments	132,903	651	1.95	107,734	732	2.72
Real estate loans	633,963	8,198	5.20	519,037	7,149	5.59
SBA loans	138,900	2,667	7.72	131,272	2,933	9.06
C & I loans	100,686	1,277	5.10	106,680	1,594	6.06
Home Mortgage loans	121,768	1,514	4.97	128,507	1,636	5.09
Consumer loans	2,774	38	5.51	2,532	42	6.68
Total loans (2)	998,091	13,694	5.51	888,028	13,354	6.09
Total earning assets	1,130,994	14,345	5.10	995,762	14,086	5.72
Noninterest-earning assets	48,189			42,476
Total assets	$1,179,183			$1,038,238

Interest-bearing liabilities:
NOW and Savings	$7,988	$5	0.25%	$5,176	$3	0.25%
Money market deposits	289,214	952	1.32	251,583	1,121	1.81
Time deposits	431,772	2,272	2.12	379,430	2,164	2.31
Total interest-bearing deposits	728,974	3,229	1.78	636,189	3,288	2.10
Borrowings	45	—	0.00	—	—	0.00
Total interest-bearing liabilities	729,019	3,229	1.78	636,189	3,288	2.10
Noninterest-bearing liabilities:
Noninterest-bearing deposits	292,453			262,524
Other noninterest-bearing liabilities	17,921			8,445
Total noninterest-bearing liabilities	310,374			270,969
Shareholders’ equity	139,790			131,081
Total liabilities and shareholders’ equity	$1,179,183			$1,038,239
Net interest income / interest rate spreads		$11,116	3.32%		$10,798	3.62%
Net interest margin			3.95%			4.38%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$1,021,427	$3,229	1.27%	$898,713	$3,288	1.48%
Total funding liabilities / cost of funds	$1,021,472	$3,229	1.27%	$898,713	$3,288	1.48%

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

	Three Months Ended March 31,
	2020 over 2019
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$141	$(181)	$(40)
Securities available for sale	(1)	(40)	(41)
Total investments	140	(221)	(81)
Real estate loans	1,567	(518)	1,049
SBA loans	173	(439)	(266)
C & I loans	(83)	(234)	(317)
Home Mortgage loans	(84)	(38)	(122)
Consumer loans	4	(8)	(4)
Total loans	1,577	(1,237)	340
Total earning assets	1,717	(1,458)	259

NOW and Savings	2	—	2
Money market deposits	159	(328)	(169)
Time deposits	294	(186)	108
Total interest-bearing deposits	455	(514)	(59)
Borrowings	-	—	-
Total interest-bearing liabilities	455	(514)	(59)

Net interest income	$1,262	$(944)	$318

Interest income increased $259,000, or 1.8%, to $14.3 million for the three months ended March 31, 2020 from $14.1 million for the same period in 2019, primarily due to the growth in average loans and securities, partially offset by a decrease in the average yields on loans and securities.

Average loans increased $110.1 million, or 12.4%, to $998.1 million for the three months ended March 31, 2020 from $888.0 million for the same period in 2019. Average total investments including Federal Funds and securities available for sale increased $25.2 million, or 23.4%, to $132.9 million for the three months ended March 31, 2020 from $107.7 million for the same period in 2019. Average interest-earning assets increased $135.2 million, or 13.6%, to $1.13 billion for the three months ended March 31, 2020 from $995.8 million for the same period in 2019. The increase in average loans was primarily due to new loan production, and the increase in average total investments was primarily due to a $25.3 million increase in Federal Funds.

The average yield on loans decreased 58 basis points to 5.51% for the three months ended March 31, 2020 from 6.09% for the same period in 2019, primarily due to the cumulative market interest rate decrease by the Federal Reserve since October 2019. The average yield on securities decreased 30 basis points to 2.33% for the three months ended March 31, 2020 from 2.63% for the same period in 2019, primarily due to a decrease of $41,000 in interest income on securities.

The average yield on Federal Funds and other investments for the three months ended March 31, 2020 and March 31, 2019 were 1.68% and 2.82% respectively. The average Federal Funds balance for the three months ended March 31, 2020 was $69.0 million with an average yield of 1.24% compared to the average Federal Funds balance of $45.7 million for the same period in 2019 with an average yield of 2.41%. The decrease in the average yield was primarily due to aforementioned market rate decreases by the Federal Reserve.

The average yield on interest-earning assets decreased 62 basis points to 5.10% for the three months ended March 31, 2020 from 5.72% for the same period in 2019.

Interest expense decreased $59,000, or 1.8%, to $3.2 million for the three months ended March 31, 2020 from $3.3 million for the same period in 2019, primarily due to a decrease in the average cost of interest-bearing liabilities, partially offset by the growth in average interest-bearing liabilities.

Average interest-bearing liabilities increased $92.8 million, or 14.6%, to $729.0 million for the three months ended March 31, 2020, compared with $636.2 million for the same period in 2019. The increase in average interest-bearing liabilities resulted primarily from a $92.8 million increase in average interest-bearing deposits, including a $52.3 million increase in average time deposits and a $37.6 million increase in average money market deposits. Average noninterest-bearing demand deposits increased $29.9 million, or 11.4%, to $292.5 million for the three months ended March 31, 2020 compared to $262.5 million for the same period in 2019.

The average cost of interest-bearing liabilities decreased 32 basis points to 1.78% for the three months ended March 31, 2020 from 2.10% for the same period in 2019.

Net interest income increased $318,000, or 2.9%, for the three months ended March 31, 2020, to $11.1 million compared to $10.8 million for the same period in 2019. The net interest spread and net interest margin for the three months ended March 31, 2020, were 3.32% and 3.95%, respectively, compared with 3.62% and 4.38%, respectively, for the same period in 2019.

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

The provision for loan losses for the three months ended March 31, 2020 was $743,000. The Company had no provision for loan losses for the same period in 2019. The increase in the provision for loan losses for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the national pandemic’s unforeseeable impact to economy and loan balance growth during the period. Considering the pandemic’s negative impacts to national and local economic and business conditions, management increased qualitative factors, especially in commercial and home mortgage loans. The increases in qualitative factors accounted for $593,000, or 80%, of the provision for loan losses for the three months ended March 31, 2020.

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

Noninterest income for the three months ended March 31, 2020 decreased $1.2 million, or 35.0%, to $2.3 million compared to the same period in 2019. The decrease was primarily attributable to a decrease of $1.2 million in other income and a decrease of $97,000 in service charges on deposits, partially offset by an increase of $78,000 in gain on sale of loans. The Company received one-time gain on COLI in the first quarter of 2019. We sold $17.5 million in SBA loans with a gain on sale of $1.1 million for the three months ended March 31, 2020, compared to selling $17.7 million in SBA loans with a gain on sale of $1.1 million for the same period in 2019.

The following table sets forth the various components of our noninterest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$430	$527	$(97)
Loan servicing fees, net of amortization	392	383	9
Gain on sale of loans	1,155	1,077	78
Other income and fees	319	1,546	(1,227)
Total noninterest income	$2,296	$3,533	$(1,237)

Noninterest Expense

Noninterest expense for the three months ended March 31, 2020 was $8.2 million compared to $8.1 million for the same period in 2019, an increase of $134,000 or 1.7%. The increase was primarily attributable to increased occupancy and equipment expense, professional fees, and data processing and communication expenses, partially offset by decreased salaries and employee benefits.

The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$5,071	$5,168	$(97)
Occupancy and equipment	1,230	1,077	153
Data processing and communication	409	358	51
Professional fees	273	203	70
FDIC insurance and regulatory assessments	106	104	2
Promotion and advertising	162	178	(16)
Directors' fees and stock-based compensation	233	228	5
Foundation donation and other contributions	330	388	(58)
Other expenses	393	369	24
Total noninterest expense	8,207	8,073	134

Salaries and employee benefits expense for the three months ended March 31, 2020 decreased $97,000, or 1.9%, to $5.1 million from $5.2 million for the same period in 2019. This decrease was attributable to a decrease in employees incentives. The average number of full-time equivalent employees was 173.0 and 158.5 in the three months ended March 31, 2020 and 2019, respectively.

Occupancy and equipment expenses for the three months ended March 31, 2020 were $1.2 million, a $153,000, or 14.2% increase compared to the same period in 2019. Data processing and communication expenses increased $51,000, or 14.2%, to $409,000 for the three months ended March 31, 2020 compared to $358,000 for the same period in 2019. Those increases in expenses were primarily attributable to support both the new loan production offices and a new branch that opened in 2019.

Professional fees for the three months ended March 31, 2020 were $273,000 a $70,000, or 34.5% increase compared to the same period in 2019. The increase was due to an increase in financial reporting and auditing costs.

Foundation donation and other contributions for the three months ended March 31, 2020 decreased $58,000, or 14.9% from $388,000 for the same period in 2019. The decrease was due to the decreased donation accruals for Open Stewardship Foundation, which is directly proportionate to the growth in our after-tax net income. On an annual basis, we donate 10% of our consolidated net income after taxes to the Foundation.

Income Tax Expense

Income tax expense was $1.2 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rate was 26.1% and 24.3% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to an adjustment in 2019 from the difference between the tax provision and tax return for the year of 2018.

Financial Condition

Total assets increased $30.1 million, or 2.3%, to $1.21 billion at March 31, 2020 compared to $1.18 billion at December 31, 2019. This increase primarily resulted from an increase of $25.0 million, or 29.0%, in cash and cash equivalents and an increase of $6.4 million, or 0.6%, in gross loans. We funded our asset growth primarily with an increase of $31.5 million in deposits during the three months ended March 31, 2020.

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

All of the securities in our investment portfolio were classified as available-for-sale at March 31, 2020. There were no held-to-maturity securities in our investment portfolio at March 31, 2020. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available-for-sale decreased $4.4 million, or 7.7%, to $52.2 million at March 31, 2020 from $56.5 million at December 31, 2019, primarily due to the paydowns on collateralized mortgage obligations and home mortgage-backed securities. No issuer of the available-for-sale securities, other than FNMA and FHLMC, comprised more than 10% of our shareholders’ equity as of March 31, 2020 or December 31, 2019.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	March 31, 2020			December 31, 2019
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$3,000	$3,025	$25	$5,000	$5,001	$1
Mortgage-backed securities: residential	14,900	15,303	403	15,559	15,641	82
Collateralized mortgage obligations	32,718	33,851	1,133	35,723	35,907	184
Total available for sale	$50,618	$52,179	$1,561	$56,282	$56,549	$267

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2020, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2020
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$2,000	1.54%	$1,000	1.75%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	—	—%	7,328	2.01%	7,572	2.97%
Collateralized mortgage obligations	—	—%	—	—%	989	1.78%	31,729	2.49%
Total available for sale	$2,000	1.73%	$1,000	1.75%	$8,317	1.98%	$39,301	2.59%

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

At March 31, 2020, gross loans including deferred costs totaled $996.6 million compared to $990.1 million at December 31, 2019, an increase of $6.4 million, or 0.6%. The increase in our gross loans resulted from organic growth in commercial real estate and SBA loans.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$639,411	64%	$630,668	64%
SBA loan - real estate	123,795	12%	122,373	12%
Total real estate	763,206	76%	753,041	76%
SBA loan - non-real estate	10,114	1%	9,895	1%
Commercial and industrial	99,860	10%	103,852	10%
Home mortgage	119,984	12%	120,686	12%
Consumer	3,395	<1%	2,664	<1%
Gross loans	996,559	100%	990,138	100%
Allowance for loan losses	(10,748)		(10,050)
Net loans	$985,811		$980,088

The following tables presents the maturity distribution of our loans as of March 31, 2020 and December 31, 2019. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of March 31, 2020
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$46,918	$36,915	$279,381	$171,352	$71,363	$33,482	$639,411
SBA loans - real estate	—	—	—	—	—	123,795	123,795
Total real estate	46,918	36,915	279,381	171,352	71,363	157,277	763,206
SBA loan - non-real estate	—	33	—	1,004	—	9,077	10,114
Commercial and industrial	—	44,511	385	38,785	—	16,179	99,860
Home mortgage	—	—	—	—	109,957	10,027	119,984
Consumer	—	1,996	—	1,399	—	—	3,395
Gross loans	$46,918	$83,455	$279,766	$212,540	$181,320	$192,560	$996,559

	As of December 31, 2019
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$40,641	$30,792	$267,292	$173,730	$77,338	$40,875	$630,668
SBA loans - real estate	—	—	—	—	—	122,373	122,373
Total real estate	40,641	30,792	267,292	173,730	77,338	163,248	753,041
SBA loan - non-real estate	—	41	—	772	—	9,082	9,895
Commercial and industrial	—	52,220	398	35,016	—	16,218	103,852
Home mortgage	—	—	—	—	112,662	8,024	120,686
Consumer	—	895	—	1,769	—	—	2,664
Gross loans	$40,641	$83,948	$267,690	$211,287	$190,000	$196,572	$990,138

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services-oriented entities), SBA loans (unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 88.6% of our gross loans are secured by real property as of March 31, 2020, compared to 88.2% as of December 31, 2019.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At March 31, 2020, approximately 62% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At March 31, 2020, our average loan to value for commercial real estate loans was approximately 54%. Our commercial real estate loan portfolio totaled $639.4 million at March 31, 2020 compared to $630.7 million at December 31, 2019.

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

As of March 31, 2020, our SBA portfolio totaled $133.9 million compared to $132.3 million as of December 31, 2019, an increase of $1.6 million, or 1.2%. We originated $25.7 million of SBA loans in the three months ended March 31, 2020 compared to $23.7 million in the three months ended March 31, 2019.

Commercial and industrial loans totaled $99.9 million at March 31, 2020 compared to $103.9 million at December 31, 2019.

We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. The loan product is a five-year or seven-year hybrid adjustable rate mortgage which reprices after five years to the one-year LIBOR plus certain spreads. We originate the non-qualified single-family home mortgage loans held by us for investment. Home mortgage loans totaled $120.0 million at March 31, 2020 compared to $120.7 million at December 31, 2019, a decrease of $702,000, or 0.6%.

Loan Servicing

As of March 31, 2020, and December 31, 2019, we serviced $352.0 million and $347.8 million respectively, of SBA loans for others. Activities for loan servicing rights for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	Increase (decrease)
Beginning balance	$7,024	$6,987	$37
Additions	406	462	(56)
Amortized to expense	(467)	(403)	(64)
Ending balance	$6,963	$7,046	$(83)

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

The allowance for loan losses was $10.7 million at March 31, 2020 and $10.1 million at December 31, 2019. The allowance for loan losses was 1.08% of gross loans at March 31, 2020 compared to 1.02% at December 31, 2019.

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

Analysis of the Allowance for Loan Losses.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
	2020				2019
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$6,000	$210	$—	$6,210	$4,805	$391	$—	$5,196
SBA loans - real estate	939	143	—	1,082	894	53	17	930
Total real estate	6,939	353	—	7,292	5,699	444	17	6,126
SBA loan - non-real estate	121	116	45	192	505	(376)	—	129
Commercial and industrial	1,289	3	—	1,292	1,746	(73)	—	1,673
Home mortgage	1,667	254	—	1,921	1,653	7	—	1,660
Consumer	34	17	—	51	33	(2)	—	31
Total	$10,050	$743	$45	$10,748	$9,636	$—	$17	$9,619
Gross loans (1)				$996,559				$913,064
Average gross loans (1)				992,736				885,194
Net charge-offs to average gross loans (2)				0.02%				0.01%
Allowance for loans losses to gross loans				1.08%				1.05%

(1) Gross loans balance and average gross loans balance exclude loans held for sale
(1) Net charge-offs are loan charge-offs net of loan recoveries and average loan balances include non-accrual loans.

The provision for loan losses for the three months ended March 31, 2020 was $743,000, compared to no provision for loan losses for the same period in 2019. The increase in the provision for loan losses for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the COVID-19 pandemic’s unforeseeable impact to economy and loan balance growth during the period. Considering the pandemic’s negative impacts to national and local economic and business conditions, management increased qualitative factors, especially in commercial and home mortgage loans. Management also considered risk mitigating factors such as the Small Business Debt Relief for SBA loans under the CARES Act and low loan to value ratios for loans with real estate collateral. The average loan to value ratios as of March 31, 2020 were approximately 60% for commercial real estate and home mortgage loans. The increases in qualitative factors accounted for $593,000, or 80%, of the provision for loan losses for the three months ended March 31, 2020.

The allowance for loan losses was $10.7 million at March 31, 2020 compared to $9.6 million at March 31, 2019. The allowance for loan losses was 1.08% of gross loans at March 31, 2020 compared to 1.05% at March 31, 2019. The allowance for loan losses increased to 701% of non-performing loans as of March 31, 2020 from 503% as of March 31, 2019.

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO property at March 31, 2020 and at December 31, 2019.

Non-performing loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO. Non-performing loans were $1.5 million at March 31, 2020 and at December 31, 2018.

Classified loans were $3.5 million at March 31, 2020, an increase of $42,000 compared to $3.5 million at December 31, 2019. Excluding the SBA guarantee balance retained, classified loans were $3.1 million at March 31, 2020 and December 31, 2019.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Non-accrual loans	$1,203	$1,215
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	330	333
Total non-performing loans	1,533	1,548
Other real estate owned	—	—
Total non-performing assets	$1,533	$1,548
Non-performing loans to gross loans	0.15%	0.22%
Non-performing assets to total assets	0.13%	0.18%
Allowance for loan losses to non-performing loans	701%	503%

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

Total deposits at March 31, 2020 were $1.05 billion, representing an increase of $31.5 million, or 3.1%, compared to $1.02 billion at December 31, 2019. As of March 31, 2020, 29.0% of total deposits were comprised of noninterest-bearing demand accounts, 28.1% of interest-bearing transaction accounts and 42.9% of time deposits.

The following tables summarize our average deposit balances and weighted average rates for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$292,453	―	%	$262,524	―	%
Interest-bearing:
NOW and Savings deposits	7,988	0.25		5,176	0.25
Money market	289,214	1.32		251,583	1.81
Time deposits ($250,000 or less)	220,786	2.07		201,406	2.29
Time deposits (more than $250,000)	210,986	2.17		178,024	2.33
Total interest-bearing	728,974	1.78		636,189	2.10
Total deposits	$1,021,427	1.27%		$898,713	1.48%

The following tables set forth the maturity of time deposits as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$86,071	$77,974	$68,436	$8,008	$240,489
Time deposits (greater than $250,000)	87,850	41,083	80,138	1,436	210,507
Total time deposits	$173,921	$119,057	$148,574	$9,444	$450,996

	As of December 31, 2019
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$35,612	$86,328	$85,650	$8,877	$216,467
Time deposits (greater than $250,000)	60,904	76,166	72,656	3,619	213,345
Total time deposits	$96,516	$162,494	$158,306	$12,496	$429,812

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At March 31, 2020 and December 31, 2019, we had maximum borrowing capacity from the FHLB of $391.3 million and $412.4 million, respectively. We had no borrowings from FHLB at March 31, 2020 or at December 31, 2019.

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

At March 31, 2020 and December 31, 2018, our gross loan to deposit ratio was 94.7% and 97.0%, respectively.

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

We had $33.0 million and 13.5 million of unsecured Federal Funds lines with no amounts advanced as of March 31, 2020 and as of December 31, 2019, respectively. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $128.2 million and $124.0 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $213.1 million and $206.7 million as of March 31, 2020 and December 31, 2019, respectively. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2020 or December 31, 2019, and our borrowing capacity is limited only by eligible collateral.

At March 31, 2020 and December 31, 2019, we had no borrowings from the FHLB. Based on the values of loans pledged as collateral, we had $245.8 million and $238.9 million of additional borrowing availability with the FHLB as of March 31, 2020 and December 31, 2019, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2020 and December 31, 2019. We and the Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of March 31, 2020, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since March 31, 2020 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Total capital (to risk-weighted assets)
Consolidated	$147,410	14.78%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	145,465	14.59%	79,782	8.00%	99,727	10.00%	104,714	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	136,594	13.69%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	134,649	13.50%	59,836	6.00%	79,782	8.00%	84,768	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	136,594	13.69%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	134,649	13.50%	44,877	4.50%	64,823	6.50%	69,809	7.00%
Tier 1 capital (to average assets)
Consolidated	136,594	11.59%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	134,649	11.42%	47,143	4.00%	58,929	5.00%	47,143	4.00%

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$150,092	15.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	147,820	14.96%	79,069	8.00%	98,836	10.00%	103,778	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	59,301	6.00%	79,069	8.00%	84,010	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	44,476	4.50%	64,243	6.50%	69,185	7.00%
Tier 1 capital (to average assets)
Consolidated	139,975	12.14%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	11.95%	46,103	4.00%	57,629	5.00%	46,103	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of March 31, 2020 and December 31, 2019:

	Payments Due at March 31, 2020
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$601,202	$—	$—	$—	$601,202
Time deposits	441,552	8,448	567	429	450,996
Operating lease commitments	2,008	4,049	3,328	1,336	10,721
Commitments to fund investments for low income housing partnerships	1,245	1,465	30	48	2,788
Total contractual obligations	$1,046,007	$13,962	$3,925	$1,813	$1,065,707

	Payments Due at December 31, 2019
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$590,899	$—	$—	$—	$590,899
Time deposits	417,316	12,006	490	—	429,812
Operating lease commitments	2,001	4,060	3,518	1,641	11,220
Commitments to fund investments for low income housing partnerships	29	12	23	6	70
Total contractual obligations	$1,010,245	$16,078	$4,031	$1,647	$1,032,001

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

The following table summarized commitments as of the dates presented.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$68,917	$66,153
Standby letters of credit	7,327	7,377
Other commercial letters of credit	685	1,111
Total	$76,929	$74,641

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2020 and December 31, 2019 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity			Economic Value of Equity Sensitivity
	March 31, 2020		December 31, 2019	March 31, 2020		December 31, 2019
+400 basis points	22.13%		18.23%	6.56%		(2.94)%
+300 basis points	17.82%		14.64%	8.53%		(0.01)%
+200 basis points	12.83%		10.51%	8.90%		1.55%
+100 basis points	6.92%		5.79%	6.48%		2.62%
-100 basis points	(5.45	) %	(5.26)%	(7.48	) %	(4.38)%

We are within board-established policy limits for the all rate scenarios. The EAR reported at March 31, 2020 projects that our earnings are expected to be sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets decreased resulting in a position shift to be slightly more asset sensitive.

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

Item 1A. Risk Factors

The following discussion supplements the discussion of risk factors affecting us as set forth in Part I, Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K. The discussion of risk factors, as so supplemented, provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, as so supplemented, or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

Effects of the COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and increased unemployment levels and decreased consumer confidence.  In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint. The pandemic has caused us, and could continue to cause us, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit ratings. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, employees, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic. Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth. The success of these measures is unknown, and they may not be sufficient to fully mitigate the negative impact of the pandemic. Additionally, some measures, such as a suspension of consumer and commercial loan payments and the reduction in interest rates to near zero, may have a negative impact on our business, financial condition, liquidity, and results of operations.

Furthermore, the U.S. economy is likely to experience a recession as a result of the pandemic, and our business could be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2019, the Company announced that the board of directors approved a stock repurchase program that authorized the Company to repurchase up to 400,000 shares of its common stock in open market. During the first, second, and third quarter of 2019, the Company repurchased an aggregate of 395,000 shares at an average price of $9.10 per share. The first stock repurchase program was terminated as of August 23, 2019.

On August 28, 2019, the Company’s Board of Directors approved another stock repurchase program that authorized the Company to repurchase up to 475,000 shares of its common stock. The Company completed the second stock repurchase program in February 2020 at an average price of $9.75 per share.

On February 28, 2020, the Company announced that Board of Directors approved another stock repurchase program that authorized the Company to repurchase up to 500,000 shares of its common stock. The Company repurchased an aggregate of 429,973 shares at an average price of $7.89 per share as of March 31, 2020.

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

The following table summarizes share repurchase activities for the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Program	Approximate Number of Shares that May Yet Be Purchased Under the Program
	(Dollars in thousands, except per share data)
January 1, 2020 to January 31, 2020	96,410	$9.79	$96,410	—
February 1, 2020 to February 29, 2020	191,071	10.00	191,071	—
March 1, 2020 to March 31, 2020	429,973	7.89	429,973	70,027
Total	717,454	$8.94	$717,454	70,027

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of OP Bancorp included as Exhibit 3.1 to the Registration Statement on Form S-1 filed March 5, 2018 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of OP Bancorp included as Exhibit 3.2 to the Registration Statement on Form S-1 filed March 5, 2018 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 11, 2020	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: May 11, 2020	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer