Form 10-Q
period 2020-06-30
OP Bancorp
filed 2020-08-10
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, there were 15,184,386 outstanding shares of the Registrant’s common stock.

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

•

the impact of the federal CARES Act and the significant additional lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program enacted thereunder, including risks to the Company with respect to the uncertain application by the Small Business Administration of new borrower and loan eligibility, forgiveness and audit criteria; and

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OP BANCORP

CONSOLIDATED BALANCE SHEETS (unaudited)

As of June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$112,217	$86,036
Securities available for sale, at fair value	75,402	56,549
Other investments	9,987	9,176
Loans held for sale	8,795	2,100
Loans receivable, net of allowance of $12,764 at June 30, 2020 and $10,050 at December 31, 2019	1,030,742	980,088
Premises and equipment, net	4,881	5,226
Accrued interest receivable	4,823	3,166
Servicing assets	6,972	7,024
Company owned life insurance (COLI)	10,748	10,618
Deferred tax assets	3,535	3,189
Operating right-of-use assets	7,517	8,254
Other assets	12,392	8,094
Total assets	$1,288,011	$1,179,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$428,416	$294,281
Interest bearing:
Savings	5,868	4,753
Money market and others	293,165	291,865
Time deposits greater than $250,000	210,691	213,345
Other time deposits	182,580	216,467
Total deposits	1,120,720	1,020,711
Federal Home Loan Bank advances	10,000	—
Accrued interest payable	1,964	2,686
Operating lease liabilities	9,282	10,126
Other liabilities	6,909	5,421
Total liabilities	1,148,875	1,038,944

Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,068,030 and 15,703,276 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	79,925	86,381
Additional paid-in capital	8,218	7,524
Retained earnings	50,056	46,483
Accumulated other comprehensive income	937	188
Total shareholders’ equity	139,136	140,576
Total liabilities and shareholders' equity	$1,288,011	$1,179,520

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

For the Three and Six Months ended June 30, 2020 and 2019

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except share data)
Interest income
Interest and fees on loans	$12,549	$14,093	$26,243	$27,447
Interest on investment securities	281	327	600	687
Other interest income	90	458	422	831
Total interest income	12,920	14,878	27,265	28,965
Interest expense
Interest on deposits	2,272	3,701	5,501	6,989
Total interest expense	2,272	3,701	5,501	6,989
Net interest income	10,648	11,177	21,764	21,976
Provision for loan losses	1,988	401	2,731	401
Net interest income after provision for loan losses	8,660	10,776	19,033	21,575

Noninterest income
Service charges on deposits	230	499	598	1,026
Loan servicing fees, net of amortization	514	227	906	610
Gain on sale of loans	936	1,588	2,091	2,665
Other income	382	333	763	1,878
Total noninterest income	2,062	2,647	4,358	6,179
Noninterest expense
Salaries and employee benefits	4,347	5,344	9,418	10,513
Occupancy and equipment	1,241	1,132	2,471	2,209
Data processing and communication	414	367	823	725
Professional fees	276	247	549	451
FDIC insurance and regulatory assessments	117	105	222	210
Promotion and advertising	163	183	324	360
Directors’ fees	223	223	456	452
Foundation donation and other contributions	245	379	575	767
Other expenses	308	378	703	744
Total noninterest expense	7,334	8,358	15,541	16,431
Income before income taxes	3,388	5,065	7,850	11,323
Income tax expense	972	1,229	2,135	2,747
Net income	$2,416	$3,836	$5,715	$8,576
Earnings per share - Basic	$0.16	$0.24	$0.37	$0.53
Earnings per share - Diluted	$0.16	$0.23	$0.37	$0.52
Other comprehensive income:
Change in unrealized income(loss) on securities available for sale	(231)	536	1,063	1,039
Tax effect	68	(158)	(314)	(307)
Total other comprehensive income	(163)	378	749	732
Comprehensive income	$2,253	$4,214	$6,464	$9,308

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

For the Three and Six Months ended June 30, 2020 and 2019

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at January 1, 2019	15,860,306	$91,209	$6,249	$32,877	$(548)	$129,787
Net income	—	—	—	4,740	—	4,740
Stock issued under stock-based compensation plans	118,162	292	—	—	—	292
Stock-based compensation	—	—	377	—	—	377
Repurchase of common stock	(258,885)	(2,381)	—	—	—	(2,381)
Cash dividends declared	—	—	—	(793)	—	(793)
Change in unrealized income(loss) on securities available for sale net of reclassifications and tax effects	—	—	—	—	354	354
Balance at March 31, 2019	15,719,583	$89,120	$6,626	$36,824	$(194)	$132,376

Net income	—	—	—	3,836	—	3,836
Stock issued under stock-based compensation plans	77,809	—	—	—	—	—
Stock-based compensation	—	—	339	—	—	339
Repurchase of common stock	(74,385)	(665)	—	—	—	(665)
Cash dividends declared	—	—	—	(782)	—	(782)
Change in unrealized income(loss) on securities available for sale net of reclassifications and tax effects	—	—	—	—	378	378
Balance at June 30, 2019	15,723,007	$88,455	$6,965	$39,878	$184	$135,482

Balance at January 1, 2020	15,703,276	$86,381	$7,524	$46,483	$188	$140,576
Net income	—	—	—	3,299	—	3,299
Stock issued under stock-based compensation plans	130,046	305	—	—	—	305
Stock-based compensation	—	—	358	—	—	358
Repurchase of common stock	(717,454)	(6,264)	—	—	—	(6,264)
Cash dividends declared	—	—	—	(1,087)	—	(1,087)
Change in unrealized income(loss) on securities available for sale net of reclassifications and tax effects	—	—	—	—	912	912
Balance at March 31, 2020	15,115,868	$80,422	$7,882	$48,695	$1,100	$138,099

Net income	—	—	—	2,416	—	2,416
Stock issued under stock-based compensation plans	22,189	—	—	—	—	—
Stock-based compensation	—	—	336	—	—	336
Repurchase of common stock	(70,027)	(497)	—	—	—	(497)
Cash dividends declared	—	—	—	(1,055)	—	(1,055)
Change in unrealized income(loss) on securities available for sale net of reclassifications and tax effects	—	—	—	—	(163)	(163)
Balance at June 30, 2020	15,068,030	$79,925	$8,218	$50,056	$937	$139,136

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$5,715	$8,576
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	2,731	401
Depreciation and amortization of premises and equipment	654	538
Amortization of net premiums on securities	164	122
Stock-based compensation	694	716
Gain on sales of loans	(2,091)	(2,665)
Earnings on company owned life insurance (COLI)	(130)	(1,376)
Origination of loans held for sale	(40,538)	(41,079)
Proceeds from sales of loans held for sale	35,134	42,251
Amortization of servicing assets	821	991
Net change in fair value of equity investment with readily determinable fair value	(126)	(98)
Net change in:
Accrued interest receivable	(1,657)	(233)
Deferred tax assets	(660)	814
Other assets	(822)	(191)
Accrued interest payable	(722)	572
Other liabilities	(1,284)	(1,352)
Net cash from operating activities	(2,117)	7,987
Cash flows from investing activities
Net change in loans receivable	(53,354)	(72,459)
Proceeds from matured, called, or paid-down securities available for sale	12,573	4,424
Proceeds from COLI	—	2,288
Purchase of securities available for sale	(30,528)	—
Purchase of other investments	—	(776)
Purchase of FHLB stock	(685)	—
Purchase of premises and equipment, net	(309)	(1,246)
Investment in low income housing partnership	(810)	—
Net cash from investing activities	(73,113)	(67,769)
Cash flows from financing activities
Net change in deposits	100,009	69,496
Cash received from stock option exercises	305	292
Proceeds from Federal Home Loan Bank advances	10,000	—
Repurchase of common stock	(6,761)	(3,046)
Cash dividend paid on common stock	(2,142)	(1,575)
Net cash from financing activities	101,411	65,167
Net change in cash and cash equivalents	26,181	5,385
Cash and cash equivalents at beginning of period	86,036	77,726
Cash and cash equivalents at end of period	$112,217	$83,111
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$3,505	$3,040
Interest	6,223	6,417
Supplemental noncash disclosure:
The adoption of ASU 2016-02, leases (Topic 842) recognition right-of-use assets	—	8,959
New commitments to low income housing partnership investments	3,477	—

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

There has been no significant or material changes to the Company’s accounting policies during the six months ended June 30, 2020, as compared to the Summary of Significant Accounting Policies as described in “Note 1 of the Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

In July 2019, FASB proposed the effective date delay to January 2020 for SEC filers, excluding smaller reporting companies (“SRCs”) and emerging growth companies (“EGCs”), and January 2023 for all other entities including SRCs and EGCs, and on October 2019, FASB voted to approve the proposed delay. The Company expects the adoption date would be January 2023. ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, including software solutions, data requirements and loss estimation methodologies. The company has engaged a third party advisor to develop a new expected loss model. While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

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

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the COVID-19 pandemic and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”). Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (“TDRs”). The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is expected to reduce the number of TDRs that will be reported in future periods; however, the amount is indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Note 3. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of securities available for sale as of June 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2020:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$2,000	$20	$—	$2,020
Mortgage-backed securities: residential	19,911	424	—	20,335
Collateralized mortgage obligations: residential	52,161	907	(21)	53,047
Total available for sale	$74,072	$1,351	$(21)	$75,402

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$5,000	$2	$(1)	$5,001
Mortgage-backed securities: residential	15,559	94	(12)	15,641
Collateralized mortgage obligations: residential	35,723	243	(59)	35,907
Total available for sale	$56,282	$339	$(72)	$56,549

There were no sales of securities available for sale in the three or six months ended June 30, 2020 or 2019. The amortized cost and estimated fair value of securities available for sale at June 30, 2020, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

	Amortized Cost	Fair Value
As of June 30, 2020:	(Dollars in thousands)
Available for sale:
Within one year	$2,000	$2,020
Mortgage-backed securities: residential	19,911	20,335
Collateralized mortgage obligations	52,161	53,047
Total available for sale	$74,072	$75,402

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses as of June 30, 2020 and December 31, 2019, aggregated by length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2020:	(Dollars in thousands)
Available for sale:
Collateralized mortgage obligations	$12,136	$(21)	$—	$—	$12,136	$(21)
Total available for sale	$12,136	$(21)	$—	$—	$12,136	$(21)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$1,999	$(1)	$1,999	$(1)
Mortgage-backed securities: residential	—	—	3,254	(12)	3,254	(12)
Collateralized mortgage obligations	8,878	(29)	3,658	(30)	12,536	(59)
Total available for sale	$8,878	$(29)	$8,911	$(43)	$17,789	$(72)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement, and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of June 30, 2020, management believes no securities with unrealized losses were OTTI.

There were no securities pledged as collateral as of June 30, 2020 or December 31, 2019.

Other investments as of June 30, 2020 and December 31, 2019, consisted of the following:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
FHLB stock	$6,043	$5,358
PCBB stock	190	190
Mutual fund - CRA qualified	3,754	3,628
Total other investments	$9,987	$9,176

Note 4. Loans

The composition of the loan portfolio was as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	(Dollars in thousands)
Real estate:
Commercial real estate	$637,295		$630,668
SBA loans—real estate	121,551		122,373
Total real estate	758,846		753,041
SBA loans—non-real estate	74,054	(1)	9,895
Commercial and industrial	88,375		103,852
Home mortgage	120,597		120,686
Consumer	1,634		2,664
Gross loans receivable	1,043,506		990,138
Allowance for loan losses	(12,764)		(10,050)
Loans receivable, net	$1,030,742		$980,088

(1) At June 30, 2020, SBA loan - non-real estate loan balance includes SBA PPP loans balance of $63.4 million.

No loans were outstanding to related parties as of June 30, 2020 or December 31, 2019.

The activity in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019 was as follows:

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
	(Dollars in thousands)
Three months ended June 30, 2020:
Beginning balance	$6,210	$1,082	$192	$1,292	$1,921	$51	$10,748
Provision for loan losses	935	264	33	628	153	(25)	1,988
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	28	—	—	—	28
Ending balance	$7,145	$1,346	$253	$1,920	$2,074	$26	$12,764
Three months ended June 30, 2019:
Beginning balance	$5,196	$930	$129	$1,673	$1,660	$31	$9,619
Provision for loan losses	358	6	(10)	86	(51)	12	401
Charge-offs	—	(3)	—	(493)	—	—	(496)
Recoveries	—	—	—	—	—	1	1
Ending balance	$5,554	$933	$119	$1,266	$1,609	$44	$9,525

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
	(Dollars in thousands)
Six months ended June 30, 2020:
Beginning balance	$6,000	$939	$121	$1,289	$1,667	$34	$10,050
Provision for loan losses	1,145	407	149	631	407	(8)	2,731
Charge-offs	—	—	(45)	—	—	—	(45)
Recoveries	—	—	28	—	—	—	28
Ending balance	$7,145	$1,346	$253	$1,920	$2,074	$26	$12,764
Six months ended June 30, 2019:
Beginning balance	$4,805	$894	$505	$1,746	$1,653	$33	$9,636
Provision for loan losses	749	59	(386)	13	(44)	10	401
Charge-offs	—	(20)	—	(493)	—	—	(513)
Recoveries	—	—	—	—	—	1	1
Ending balance	$5,554	$933	$119	$1,266	$1,609	$44	$9,525

The following table presents the balance in the allowance for loan losses and the recorded investment in loans (including accrued interest receivable of $4.6 million and $2.9 million as of June 30, 2020 and December 31, 2019, respectively) by portfolio segment as of June 30, 2020 and December 31, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
As of June 30, 2020:	(Dollars in thousands)
Allowance for loan losses:
Commercial real estate	$—	$7,145	$7,145
SBA loans—real estate	—	1,346	1,346
SBA loans—non-real estate	59	194	253
Commercial and industrial	330	1,590	1,920
Home mortgage	—	2,074	2,074
Consumer	—	26	26
Total	$389	$12,375	$12,764
Loans:
Commercial real estate	$—	$640,313	$640,313
SBA loans—real estate	—	122,114	122,114
SBA loans—non-real estate	124	74,095	74,219
Commercial and industrial	330	88,333	88,663
Home mortgage	—	121,136	121,136
Consumer	—	1,638	1,638
Total	$454	$1,047,629	$1,048,083
As of December 31, 2019:
Allowance for loan losses:
Commercial real estate	$—	$6,000	$6,000
SBA loans—real estate	—	939	939
SBA loans—non-real estate	—	121	121
Commercial and industrial	333	956	1,289
Home mortgage	—	1,667	1,667
Consumer	—	34	34
Total	$333	$9,717	$10,050
Loans:
Commercial real estate	$—	$632,205	$632,205
SBA loans—real estate	484	122,438	122,922
SBA loans—non-real estate	33	9,921	9,954
Commercial and industrial	333	103,774	104,107
Home mortgage	—	121,161	121,161
Consumer	—	2,671	2,671
Total	$850	$992,170	$993,020

The following table presents information related to impaired loans by class of loans as of and for the three and six months ended June 30, 2020 and 2019. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material. The difference between interest income recognized and cash basis interest recognized was immaterial.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the three months ended June 30, 2020:	(Dollars in thousands)
With an allowance recorded:
SBA loans—non-real estate	$124	$59	$125	$2
Commercial and industrial	330	330	330	3
Total	$454	$389	$455	$5
As of and for the three months ended June 30, 2019:
With no related allowance recorded:
SBA loans—real estate	$497	$—	$504	$—
SBA loans—non-real estate	41	—	45	—
With an allowance recorded:
Commercial and industrial	1,511	358	1,512	14
Total	$2,049	$358	$2,061	$14

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the six months ended June 30, 2020:	(Dollars in thousands)
With an allowance recorded:
SBA loans—non-real estate	$124	$59	$125	$4
Commercial and industrial	330	330	331	7
Total	$454	$389	$456	$11
As of and for the six months ended June 30, 2019:
With no related allowance recorded:
SBA loans—real estate	$497	$—	$510	$—
SBA loans—non-real estate	41	—	49	—
With an allowance recorded:
Commercial and industrial	1,511	358	1,513	28
Total	$2,049	$358	$2,072	$28

The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest, by class of loans, as of June 30, 2020 and December 31, 2019:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
As of June 30, 2020:	(Dollars in thousands)
Home mortgage	$689	$—	$689
Total	$689	$—	$689
As of December 31, 2019:
SBA loans—real estate	$484	$—	$484
SBA loans—non-real estate	33	—	33
Home mortgage	698	—	698
Total	$1,215	$—	$1,215

Nonaccrual loans and loans past due greater than 90 days still accruing interest include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of June 30, 2020:	(Dollars in thousands)
Commercial real estate	$—	$—	$—	$—	$640,313	$640,313
SBA—real estate	565	—	—	565	121,549	122,114
SBA—non-real estate	—	—	—	—	74,219	74,219
Commercial and industrial	—	—	—	—	88,663	88,663
Home mortgage	—	—	454	454	120,682	121,136
Consumer	—	—	—	—	1,638	1,638
	$565	$—	$454	$1,019	$1,047,064	$1,048,083
As of December 31, 2019:
Commercial real estate	$—	$—	$—	$—	$632,205	$632,205
SBA—real estate	1,552	—	484	2,036	120,886	122,922
SBA—non-real estate	3	126	33	162	9,792	9,954
Commercial and industrial	364	—	—	364	103,743	104,107
Home mortgage	1,980	—	454	2,434	118,727	121,161
Consumer	—	—	—	—	2,671	2,671
	$3,899	$126	$971	$4,996	$988,024	$993,020

Troubled Debt Restructurings: As of June 30, 2020 and December 31, 2019, the Company had a recorded investment in troubled debt restructurings of $330,000 and $333,000, respectively. As of June 30, 2020 and December 31, 2019, the Company has allocated $330,000 and $333,000 of specific reserves to customers whose loan terms have been modified in TDRs, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as TDRs. There were no new loans identified as trouble debt restructurings during the three and six months ended June 30, 2020 or 2019. There were no payment defaults during the three and six months ended June 30, 2020 or 2019 of loans that had been modified as TDRs within the previous twelve months.

Loan payment deferrals: As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan payment deferrals of up to six months for commercial and consumer borrowers impacted by the pandemic who have not been delinquent over 30 days on payments at the time of borrowers’ deferral requests. As of June 30, 2020, the Company processed loan deferments for 155 loan accounts from borrowers across multiple industries for an aggregate loan balance of $190.9 million, or 18% of total loans. Recent interagency guidance from the Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program satisfies the applicable requirements.

As of August 3, 2020, 74 loans for an aggregate balance of $84.0 million, including 36 home mortgage loans for an aggregate balance of $16.3 million have resumed regular payments.

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

The Paycheck Protection Program and Health Care Enhancement Act (“PPP / HCEA Act”), which was signed into law on April 24, 2020, authorized $310 billion of additional funding under the CARES Act for PPP loans to be issued by financial institutions through the SBA. As of June 30, 2020, the Company originated 924 loans for an aggregate loan balance of $64.9 million under the CARES Act and PPP / HCEA Act. The PPP loans are included in the SBA—non-real estate in the Company’s loan portfolio.

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

As of June 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard		Doubtful	Total
As of June 30, 2020:	(Dollars in thousands)
Commercial real estate	$640,313	$—	$—		$—	$640,313
SBA loans—real estate	120,567	761	786		—	122,114
SBA loans—non-real estate	74,082	13	124		—	74,219
Commercial and industrial	83,572	3,880	1,211		—	88,663
Home mortgage	120,447	—	689		—	121,136
Consumer	1,638	—	—		—	1,638
	$1,040,619	$4,654	$2,810		$—	$1,048,083
As of December 31, 2019:
Commercial real estate	$632,205	$—	$—		$—	$632,205
SBA loans—real estate	120,116	770	2,036		—	122,922
SBA loans—non-real estate	9,781	140	33		—	9,954
Commercial and industrial	98,509	4,901	697		—	104,107
Home mortgage	120,463	—	698		—	121,161
Consumer	2,671	—	—		—	2,671
	$983,745	$5,811	$3,464	(1)	$—	$993,020

(1) Substandard loans include unsold SBA guaranteed portion. The Company did not have unsold guaranteed portion as of June 30, 2020. Substandard loans, net of unsold guaranteed are $3.1 million as of December 31, 2019.

Note 5. Leases

The Company’s operating leases are real estate leases which are comprised of its headquarters and office facilities from nonaffiliated parties with remaining lease terms ranging from one to nine years as of June 30, 2020. Certain lease arrangements contain extension option which are typically around five years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

At June 30, 2020, operating right-of-use (“ROU”) assets and related liabilities were $7.5 million and $9.3 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases at June 30, 2020.

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

The table below summarized the Company’s total lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$444	$440	$888	$843
Variable lease cost	194	176	378	337
Total lease cost	$638	$616	$1,266	$1,180

The table below summarizes supplemental information related to the Company’s operating leases:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Operating right-of-use assets	$7,517	$8,254
Operating lease liabilities	9,282	10,126

Weighted average remaining lease term - operating leases	5.1	5.7
Weighted average discount rate - operating leases	2.98%	2.98%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$495	$479	$995	$915

Rent expense was $628,000 and $616,000 for the three months ended June 30, 2020 and 2019, and $1.3 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the consolidated balance sheet as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020
2020 remaining	$1,013
2021	2,039
2022	2,028
2023	1,816
2024	1,701
Thereafter	1,641
Total lease payments	10,238
Discount to present value	(956)
Total lease liability	$9,282

(Dollars in thousands)	December 31, 2019
2020	$2,001
2021	2,032
2022	2,028
2023	1,816
2024	1,702
Thereafter	1,641
Total lease payments	11,220
Discount to present value	(1,094)
Total lease liability	$10,126

Note 6. Premises and equipment

The Company’s premises and equipment consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Leasehold improvements	$6,734	$6,571
Furniture and fixtures	3,233	3,174
Equipment and others	2,496	2,414
Total cost	12,463	12,159
Accumulated depreciation	(7,582)	(6,933)
Net book value	$4,881	$5,226

Total depreciation expense included in occupancy and equipment expenses was $325,000 and $270,000 for the three months ended June 30, 2020 and 2019, and $655,000 and $538,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 7. Servicing Assets

Activity for loan servicing assets during the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Beginning balance	$6,963	$7,046	$7,024	$6,987
Additions	363	538	769	1,000
Amortized to expense	(354)	(588)	(821)	(991)
Ending balance	$6,972	$6,996	$6,972	$6,996

There was no valuation allowance recorded against the carrying value of the servicing assets as of June 30, 2020 or 2019.

The fair value of the servicing assets was $8.2 million at June 30, 2020, which was determined using discount rates ranging from 5.4% to 11.9% and prepayment speeds ranging from 14.9% to 15.1%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8.5 million at June 30, 2019, which was determined using discount rates ranging from 1.8% to 10.0% and prepayment speeds ranging from 12.8% to 13.8%, depending on the stratification of the specific assets.

Note 8. Deposits

The scheduled maturities of time deposits were as follows as of June 30, 2020:

June 30, 2020
(Dollars in thousands)
2020 remaining	$239,692
2021	149,933
2022	1,996
2023	1,077
2024	498
Thereafter	75
Total	$393,271

Deposits from principal officers, directors, and their affiliates as of June 30, 2020 and December 31, 2019 were $1.4 million and $1.6 million, respectively.

Note 9. Borrowing arrangements

As of June 30, 2020, the Company had $10.0 million in borrowings from the Federal Home Loan Bank (FHLB) of San Francisco which had 0% rate under the Zero-Rate Recovery Advance Program, FHLB’s pandemic relief initiatives. The Company has a letter of credit with the FHLB in the amount of $67,000,000 to secure a public deposit.

The Company had available borrowings from the following institutions as of June 30, 2020:

June 30, 2020
(Dollars in thousands)
Federal Home Loan Bank—San Francisco	$245,845
Federal Reserve Bank	128,204
Pacific Coast Bankers Bank	8,000
Zions Bank	25,000
Total	$407,049

The Company has pledged approximately $856.7 million of loans as collateral for these lines of credit as of June 30, 2020.

Note 10. Income Taxes

The Company’s income tax expense was $972,000 and $1.2 million for the three months ended June 30, 2020 and 2019, and $2.1 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. The effective income tax rate was 28.7% and 24.3% for the three months ended June 30, 2020 and 2019, and $27.2% and 24.3% for the six months ended June 30, 2020 and 2019, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2016 and for state taxing authorities for tax years prior to 2015.

There were no significant unrealized tax benefits recorded as of June 30, 2020 and 2019, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

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

The Company evaluates the creditworthiness of each borrower. Collateral, if deemed necessary by the Company upon the extension of credit, is obtained based on management’s evaluation of the borrower. Collateral for commercial and industrial loans may vary, but may include securities, accounts receivable, inventory, property, plant and equipment, and income producing commercial or other properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$77,483	$66,153
Standby letter of credit	9,213	7,377
Commercial letter of credit	688	1,111
Total undisbursed loan commitments	$87,384	$74,641

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

Investments in low income housing partnership: The Company invests in qualified affordable housing partnerships. The following table shows the balance of the investments in low income housing partnership and the total unfunded commitments related to the investments in low income housing partnerships as of the dates indicated:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Investments in low income housing partnerships	$5,035	$1,719
Unfunded commitments to fund investments for low income housing partnerships	2,737	70

These balances are reflected in the other assets and other liabilities line on the consolidated balance sheets. The Company expects to finish fulfilling these commitments during the year ending 2034.

The Company recognized amortization expense of $107,000 and $55,000, for the three months ended June 30, 2020 and 2019, and $161,000 and $109,000 for the six months ended June 30, 2020 and 2019, respectively, which was included within income tax expense on the consolidated statements of income. Additionally, the Company recognized tax credits and other benefits from the investments in low income housing partnerships of $99,000 and $51,000, for the three months ended June 30, 2020 and 2019, and $149,000 and $101,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 12. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of June 30, 2020, as described further below. Total compensation cost that has been charged against earnings for these plans was $336,000 and $339,000 for the three months ended June 30, 2020 and 2019, and $694,000 and $716,000, for the six months ended June 30, 2020 and 2019, respectively.

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

The exercise prices of the options may not be less than 100% of the fair value of the Company’s common stock at the date of grant. The options, when granted, vest either immediately or ratably over five years from the date of the grant and expire after ten years if not exercised. The 2005 plan expired in 2015 and no shares are available for grant.

A summary of the transactions under the 2005 Plan for the six months ended June 30, 2020 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2020	155,000	$4.70
Options granted	—	—
Options exercised	(55,000)	1.15
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2020	100,000	5.77	$171
Fully vested and expected to vest	100,000	5.77	$171
Vested	100,000	$5.77	$171

Information related to the 2005 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Intrinsic value of options exercised	$—	$—	$370	$387
Cash received from option exercises	—	—	63	107
Tax benefit realized from option exercised	—	—	17	—

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at June 30, 2020 was 3.15 years. The weighted average remaining contractual term of stock options that were exercisable at June 30, 2020 was 3.15 years. All of the stock options that are outstanding under the 2005 Plan were fully vested as of June 30, 2020.

2010 Plan: In 2010, the Board of Directors of the Bank approved a new equity incentive plan for granting stock options and restricted stock awards to key employees, officers, and non-employee directors of the Bank (the “2010 Plan”). In 2013, the 2010 Plan was amended and approved by the shareholders to increase the number of shares authorized to be issued from 1,350,000 shares of common stock to 2,500,000 shares of common stock. The 2010 Plan was assumed by the Company in 2016 at the time of the bank holding company reorganization.

The exercise prices of stock options granted under the plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during the six months ended June 30, 2020 or 2019.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. No awards were granted in the six months ended June 30, 2020. Three thousand shares were granted at weighted average fair value of $8.15 in the six months ended June 30, 2019. Awards which were granted in the six months ended June 30, 2019, vest at the end of three years from the date of the grant. Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options outstanding under the 2010 Plan for the six months ended June 30, 2020 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2020	365,000	$5.78
Options granted	—	—
Options exercised	(115,000)	2.11
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2020	250,000	7.12	$175
Fully vested and expected to vest	242,500	7.10	$175
Vested	220,000	$7.00	$175

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Intrinsic value of options exercised	$89	$695	$608	$1,090
Cash received from option exercises	—	—	242	185
Tax benefit realized from option exercised	23	183	157	285

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at June 30, 2020 was 3.23 years. The weighted average remaining contractual term of stock options that were exercisable at June 30, 2020 was 3.16 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the six months ended June 30, 2020 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(Dollars in thousands, except share data)
Non-vested, as of January 1, 2020	294,500	$9.20
Awards granted	—	—
Awards vested	(10,000)	8.00
Awards forfeited	—	—
Non-vested, as of June 30, 2020	284,500	$9.24	$1,963

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Tax benefit(expense) realized from awards vested	$(3)	$3	$(3)	$3

There were 95,427 shares available for grant under the 2010 Plan as of June 30, 2020 (in either stock options or restricted stock awards). As of June 30, 2020, the Company had approximately $947,000 of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 0.77 years.

Note 13. Employee Benefit Plan

The Company established a 401(k) profit sharing plan (the “401(k) Plan”), which is open to all eligible employees who are at least 18 years old and have completed 90 days of service. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $356,000 and $293,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 14. Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities and revenue on COLI, as these activities are subject to other GAAP discussed elsewhere within the disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s income statements as components of noninterest income are as follows:

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Total revenues from services charges on deposits in the six months ended June 30, 2020 and 2019, on a dollar and percentage of total revenue basis was $324,000 or 1.2%, and $362,000 or 1.3%, respectively, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and Non-sufficient funds (“NSF”) fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. Total revenues from service charges on deposits from overdraft and NSF fees for the six months ended June 30, 2020 and 2019, on a dollar and percentage of total revenue basis was $274,000, or 1.0%, and $500,000, or 1.8%, respectively.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $131,000, or 0.5%, and $165,000, or 0.6% of total revenues for the six months ended June 30, 2020 and 2019, respectively, is included in other income in noninterest income.

Other revenue streams that are recorded in other income in noninterest income include revenue generated from letters of credit and income on COLI. These revenue streams are either not material or out of scope of ASC 606.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are summarized below:

		Fair Value Measuring Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
As of June 30, 2020:
U.S. Government sponsored agency securities	$2,020	$—	$2,020	$—
Mortgage-backed securities - residential	20,335	—	20,335	—
Collateralized mortgage obligations	53,047	—	53,047	—
Other investments:
Mutual fund - CRA qualified	3,754	3,754	—	—

As of December 31, 2019:
U.S. Government sponsored agency securities	$5,001	$—	$5,001	$—
Mortgage-backed securities - residential	15,641	—	15,641	—
Collateralized mortgage obligations	35,907	—	35,907	—
Other investments:
Mutual fund - CRA qualified	3,628	3,628	—	—

There were no transfers between Level 1 and Level 2 in the six months ended June 30, 2020 or 2019. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2020 or December 31, 2019.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value as of June 30, 2020 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of June 30, 2020:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$112,217	$112,217	$—	$—	$112,217
Loans held for sale	8,795	—	9,520	—	9,520
Loans receivable, net	1,030,742	—	—	1,038,059	1,038,059
Accrued interest receivable	4,823	9	237	4,577	4,823
Other investments:
FHLB and PCBB stock	6,233	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$1,120,720	$—	$1,122,687	$—	$1,122,687
Accrued interest payable	1,964	—	1,964	—	1,964

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2019 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of December 31, 2019:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$86,036	$86,036	$—	$—	$86,036
Loans held for sale	2,100	—	2,100	—	2,100
Loans receivable, net	980,088	—	—	1,009,490	1,009,490
Accrued interest receivable	3,166	41	243	2,882	3,166
Other investments:
FHLB and PCBB stock	5,548	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$1,020,711	$—	$1,021,571	$—	$1,021,571
Accrued interest payable	2,686	—	2,686	—	2,686

Note 16. Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was 0.625% in 2016 and increased 0.625% annually until 2019. As of June 30, 2020, the capital conservation buffer for the Company is 2.50%. Management believes as of June 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2020 and December 31, 2019, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios, exclusive of the capital conservation buffer, are presented below as of June 30, 2020 and December 31, 2019:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Total capital (to risk-weighted assets)
Consolidated	$150,212	15.16%	N/A	N/A	N/A	N/A
Bank	148,803	15.04%	79,147	8.00%	98,933	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	137,818	13.91%	N/A	N/A	N/A	N/A
Bank	136,431	13.79%	59,360	6.00%	79,147	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	137,818	13.91%	N/A	N/A	N/A	N/A
Bank	136,431	13.79%	44,520	4.50%	64,307	6.50%
Tier 1 capital (to average assets)
Consolidated	137,818	10.98%	N/A	N/A	N/A	N/A
Bank	136,431	10.87%	50,187	4.00%	62,733	5.00%

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$150,092	15.18%	N/A	N/A	N/A	N/A
Bank	147,820	14.96%	79,069	8.00%	98,836	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	59,301	6.00%	79,069	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	44,476	4.50%	64,243	6.50%
Tier 1 capital (to average assets)
Consolidated	139,975	12.14%	N/A	N/A	N/A	N/A
Bank	137,703	11.95%	46,103	4.00%	57,629	5.00%

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

	Three Months Ended
	June 30,
(Dollars in thousands, except share data)	2020	2019
Basic
Net income	$2,416	$3,836
Undistributed earnings allocated to participating securities	(45)	(101)
Net income allocated to common shares	2,371	3,735
Weighted average common shares outstanding	15,072,423	15,685,478
Basic earnings per common share	$0.16	$0.24
Diluted
Net income allocated to common shares	$2,371	$3,735
Weighted average common shares outstanding for basic earnings per common share	15,072,423	15,685,478
Add: Dilutive effects of assumed exercises of stock options	40,195	266,120
Average shares and dilutive potential common shares	15,112,618	15,951,598
Diluted earnings per common share	$0.16	$0.23

	Six Months Ended
	June 30,
(Dollars in thousands, except share data)	2020	2019
Basic
Net income	$5,715	$8,576
Undistributed earnings allocated to participating securities	(106)	(228)
Net income allocated to common shares	5,609	8,348
Weighted average common shares outstanding	15,279,486	15,750,905
Basic earnings per common share	$0.37	$0.53
Diluted
Net income allocated to common shares	$5,609	$8,348
Weighted average common shares outstanding for basic earnings per common share	15,279,486	15,750,905
Add: Dilutive effects of assumed exercises of stock options	54,801	255,594
Average shares and dilutive potential common shares	15,334,287	16,006,499
Diluted earnings per common share	$0.37	$0.52

Stock options and restricted stock awards for 222,000 shares of common stock were antidilutive for the three and six months ended June 30, 2020. No shares of common stock were antidilutive for the three and six months ended June 30, 2019.

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

Selected Financial Data

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Income Statement Data:
Interest income	$12,920	$14,878	$27,265	$28,965
Interest expense	2,272	3,701	5,501	6,989
Net interest income	10,648	11,177	21,764	21,976
Provision for loan losses	1,988	401	2,731	401
Noninterest income	2,062	2,647	4,358	6,179
Noninterest expense	7,334	8,358	15,541	16,431
Income before taxes	3,388	5,065	7,850	11,323
Provision for income taxes	972	1,229	2,135	2,747
Net Income	$2,416	$3,836	$5,715	$8,576
Diluted earnings per share	$0.16	$0.23	$0.37	$0.52
Performance Ratios:
Return on average assets (annualized)	1.15%	1.39%	0.94%	1.60%
Return on average equity (annualized)	10.45%	11.50%	8.21%	12.97%
Net interest margin (annualized)	3.55%	4.26%	3.74%	4.32%
Efficiency ratio (1)	57.70%	60.45%	59.49%	58.36%

(1)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	As of
	June 30	December 31,
	2020	2019
Balance Sheet Data:
Loans held for sale	$8,795	$2,100
Gross loans, net of unearned income	1,043,506	990,138
Allowance for loan losses	12,764	10,050
Total assets	1,288,011	1,179,520
Deposits	1,120,720	1,020,711
Shareholders’ equity	139,136	140,576
Credit Quality:
Nonperforming loans	$1,019	$1,548
Nonperforming assets	1,019	1,548
Net charge-offs to average gross loans (annualized)	-0.01%	0.00%
Nonperforming assets to gross loans plus OREO	0.10%	0.16%
ALL to nonperforming loans	1252%	649%
ALL to gross loans	1.22%	1.02%
Capital Ratios:
Total risk-based capital ratio	15.16%	15.18%
Tier 1 risk-based capital ratio	13.91%	14.16%
Common equity tier 1 ratio	13.91%	14.16%
Leverage ratio	10.98%	12.14%

COVID-19 AND GOVERNMENT RESPONSE

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the local, state, national and global economies. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter-in-place requirements in many states and communities, which has increased unemployment levels and caused extreme volatility in the financial markets. While COVID-19 has negatively impacted the economy, the CARES Act provides for financial stimulus and government lending programs at unprecedented levels. The benefits of these programs, as well as any potential additional stimulus, to effectively support businesses and consumers within the economy are uncertain.

The Company was able to react quickly to these changes because of the commitment and flexibility of its workforce coupled with a well-prepared business continuity plan. The Company has taken various steps to help our customers, employees, and communities, while maintaining safe and sound banking operations. The Company has been assisting customers with loans deferrals and the PPP loans and has provided employees remote working environment while maintaining fully functioning operations in all areas. Since the pandemic has begun, the Company donated $1.0 million through the Open Stewardship Foundation to support small restaurants in the communities we serve. The Company also donated $100,000 in contribution from its Board of Directors and employees to two local non-profit organizations to support families who are most severely impacted by the pandemic.

The CARES Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act allocated $349 billion for loans to be issued by financial institutions through the SBA as part of a program known as the Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  If not forgiven, in whole or in part these PPP loans carry a fixed rate of 1.00% and a term of two years.  Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. The PPP / HCEA Act was passed by Congress on April 23, 2020 and signed into law on April 24, 2020, which authorized $310 billion in additional funding under the CARES Act for PPP loans to be issued by financial institutions through the SBA. In addition, the FRB implemented a liquidity facility made available to financial institutions participating in the Paycheck Protection Program Liquidity Facility (“PPPLF”).  In conjunction with the PPP, the PPPLF allows the Federal Reserve Banks to lend to member banks on a non-recourse basis with PPP loans as collateral. Additionally, the CARES Act provides for relief on existing and new SBA loans through Small Business Debt Relief. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. The CARES Act also provides for Mortgage Payment Relief and a foreclosure moratorium. As of June 30, 2020, the Company processed 924 loans for an aggregate loan balance of $64.9 million under the CARES Act and the PPP / HCEA Act.

Recent interagency guidance from the Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. The Company implemented a loan modification program to assist our clients experiencing financial stress resulting from the economic impacts caused by the pandemic. The Company has offered loan payment deferrals of up to six months for commercial and consumer borrowers impacted by the pandemic who have not been delinquent over 30 days on payments at the time of borrowers’ deferral requests. The Company believes our loan modification program satisfies the applicable requirements under the interagency guidance. As of June 30, 2020, the Company accepted payment deferral requests for 155 loan accounts from borrowers across multiple industries for an aggregate of $190.9 million. The Company believes our loan modification program satisfies the applicable requirements.

As of August 3, 2020, 74 loans for an aggregate balance of $84.0 million, including 36 home mortgage loans for an aggregate balance of $16.3 million have resumed regular payments.

The following tables summarize loan portfolio breakdown by industry and loans deferral requests as of the dates presented.

Loan Portfolio Breakdown by Industry
Excluding Home mortgage and consumer loans
(Dollars in thousands)	As of June 30, 2020
Industry	Number of accounts	% of total	Balance	% of total
Real estate lessors	220	11.1%	$354,060	37.7%
- Retail	91	4.6	162,281	17.3
- Mixed use	16	0.8	29,889	3.2
- Office	11	0.6	20,452	2.2
- Industrial	45	2.3	91,293	9.7
- Multifamily	7	0.4	3,950	0.4
- Other	50	2.5	46,194	4.9
Hotel / motel	181	9.2	139,755	14.9
Food services / restaurant	275	13.9	38,912	4.1
Gas station	206	10.4	132,746	14.2
Educational service	13	0.7	9,187	1.0
Wholesale	276	14.0	56,268	6.0
Laundry services	82	4.1	23,726	2.5
Church	22	1.1	12,582	1.3
Other	703	35.5	170,835	18.2
Total	1,978	100%	$938,069	100%

Loan Deferment Summary by Industry
As of June 30, 2020
Excluding Home mortgage and consumer loans
(Dollars in thousands)	Number of accounts			Loan balance
Industry	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Real estate lessors	40	45.5%	18.2%	$76,465	47.3%	21.6%
- Retail	24	27.3	26.4	44,305	27.4	27.3
- Mixed use	3	3.4	18.8	17,477	10.8	58.5
- Office	4	4.5	36.4	5,488	3.4	26.8
- Industrial	4	4.5	8.9	4,810	3.0	5.3
- Multifamily	1	1.1	14.3	457	0.3	11.6
- Other	4	4.5	8.0	3,929	2.4	8.5
Hotel / motel	14	15.9	7.7	39,082	24.2	28.0
Food services / restaurant	9	10.2	3.3	9,274	5.7	23.8
Gas station	5	5.7	2.4	9,037	5.6	6.8
Educational service	2	2.3	15.4	8,686	5.4	94.5
Wholesale	6	6.8	2.2	7,172	4.4	12.7
Laundry services	4	4.5	4.9	2,724	1.7	11.5
Church	3	3.4	13.6	2,316	1.4	18.4
Other	5	5.7	0.7	6,858	4.2	4.0
Total	88	100.0%	4.4%	$161,614	100.0%	17.2%

* Number of accounts and balance information were as of June 30, 2020.

Loan Deferment Summary by Loan Type
As of June 30, 2020
(Dollars in thousands)	Number of accounts			Loan balance
Loan Type	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Real estate loans	72	46.5%	20.4%	$150,452	78.8%	23.6%
C & I loans	16	10.3	8.0	11,162	5.8	12.6
Loans, excluding home mortgage and consumer loans	88	56.8	4.4	161,614	84.7	17.2
Home Mortgage loans	67	43.2	21.8	29,267	15.3	24.3
Total	155	100.0%	6.8%	$190,881	100.0%	18.0%

* Number of accounts and balance information were as of June 30, 2020.

Results of Operations—Comparison for the Three Months Ended June 30, 2020 and 2019

The following discussion of our results of operations compares the three months ended June 30, 2020 to the three months ended June 30, 2019.

We reported net income for the three months ended June 30, 2020 of $2.4 million, or $0.16 per diluted common share, compared to net income of $3.8 million, or $0.23 per diluted common share, for the three months ended June 30, 2019, a decrease of $1.4 million, or 37.0%. The decrease was primarily due to a $1.6 million increase in provision for loan losses and a $529,000 decrease in net interest income, partially offset by a $1.0 million decrease in noninterest expense and a $257,000 decrease in income tax expense.

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

	Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest earning assets:
Federal Funds sold and other investments (1)	$100,083	$90	0.36%	$66,277	$458	2.74%
Securities available for sale	60,544	281	1.86	53,329	327	2.45
Total investments	160,627	371	0.92	119,606	785	2.61
Real estate loans	638,359	7,500	4.73	562,256	7,837	5.59
SBA loans	190,042	2,615	5.53	137,133	3,063	8.96
C & I loans	93,633	920	3.95	104,273	1,558	5.99
Home Mortgage loans	119,998	1,476	4.92	125,577	1,588	5.06
Consumer loans	2,912	38	5.28	2,814	47	6.70
Total loans (2)	1,044,944	12,549	4.83	932,053	14,093	6.06
Total earning assets	1,205,571	12,920	4.31	1,051,659	14,878	5.67
Noninterest-earning assets	49,837			50,387
Total assets	$1,255,408			$1,102,046

Interest-bearing liabilities:
NOW and Savings	$8,614	$2	0.10%	$4,725	$3	0.25%
Money market deposits	296,327	481	0.65	281,239	1,335	1.90
Time deposits	426,645	1,789	1.69	389,294	2,363	2.43
Total interest-bearing deposits	731,586	2,272	1.25	675,258	3,701	2.20
Borrowings	3,959	—	0.00	2	—	2.76
Total interest-bearing liabilities	735,545	2,272	1.24	675,260	3,701	2.20
Noninterest-bearing liabilities:
Noninterest-bearing deposits	362,779			276,569
Other noninterest-bearing liabilities	18,362			16,778
Total noninterest-bearing liabilities	381,141			293,347
Shareholders’ equity	138,722			133,439
Total liabilities and shareholders’ equity	$1,255,408			$1,102,046
Net interest income / interest rate spreads		$10,648	3.07%		$11,177	3.47%
Net interest margin			3.55%			4.26%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$1,094,365	$2,272	0.83%	$951,827	$3,701	1.56%
Total funding liabilities / cost of funds	$1,098,324	$2,272	0.83%	$951,829	$3,701	1.56%

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

	Three Months Ended June 30,
	2020 over 2019
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$156	$(524)	$(368)
Securities available for sale	40	(86)	(46)
Total investments	196	(610)	(414)
Real estate loans	974	(1,311)	(337)
SBA loans	955	(1,403)	(448)
C & I loans	(147)	(491)	(638)
Home Mortgage loans	(69)	(43)	(112)
Consumer loans	2	(11)	(9)
Total loans	1,715	(3,259)	(1,544)
Total earning assets	1,911	(3,869)	(1,958)

NOW and Savings	2	(3)	(1)
Money market deposits	68	(922)	(854)
Time deposits	207	(781)	(574)
Total interest-bearing deposits	277	(1,706)	(1,429)
Borrowings	—	—	—
Total interest-bearing liabilities	277	(1,706)	(1,429)

Net interest income	$1,634	$(2,163)	$(529)

Interest income decreased $2.0 million, or 13.2%, to $12.9 million for the three months ended June 30, 2020 from $14.9 million for the same period in 2019, primarily due to a decrease in the reported yield on interest-earning assets as a result of the cumulative market rate decreases of 225 basis points by the Federal Reserve in the last half of 2019 and first quarter of 2020, partially offset by the growth in average loans and investments and the interest income on SBA PPP loans.

Average loans increased $112.9 million, or 12.1%, to $1.04 billion for the three months ended June 30, 2020 from $932.1 million for the same period in 2019. Average total investments including Federal Funds and securities available for sale increased $41.0 million, or 33.3%, to $160.6 million for the three months ended June 30, 2020 from $119.6 million for the same period in 2019. Average interest-earning assets increased $153.9 million, or 43.6%, to $1.21 billion for the three months ended June 30, 2020 from $1.05 billion for the same period in 2019. The increase in average loans was primarily due to new loan production, including SBA PPP loans, and the increase in average total investments was primarily due to a $31.9 million increase in Federal Funds and purchases of available for sale securities.

The average yield on loans decreased 123 basis points to 4.83% for the three months ended June 30, 2020 from 6.06% for the same period in 2019, primarily due to the cumulative market interest rate decrease by the Federal Reserve since October 2019. The average yield on securities decreased 59 basis points to 1.86% for the three months ended June 30, 2020 from 2.45% for the same period in 2019, primarily due to a decrease of $46,000 in interest income on securities.

The average yield on Federal Funds and other investments for the three months ended June 30, 2020 and June 30, 2019 were 0.36% and 2.74% respectively. The average Federal Funds balance for the three months ended June 30, 2020 was $90.3 million with an average yield of 0.10%, compared to the average Federal Funds balance of $58.4 million for the same period in 2019 with an average yield of 2.37%. The decrease in the average yield was primarily due to aforementioned market rate decreases by the Federal Reserve.

The average yield on interest-earning assets decreased 136 basis points to 4.31% for the three months ended June 30, 2020 from 5.67% for the same period in 2019.

Interest expense decreased $1.4 million, or 38.6%, to $2.3 million for the three months ended June 30, 2020 from $3.7 million for the same period in 2019, primarily due to a decrease in the average cost of interest-bearing liabilities, partially offset by the growth in average interest-bearing deposits.

Average interest-bearing liabilities increased $60.3 million, or 8.9%, to $735.5 million for the three months ended June 30, 2020, compared with $675.3 million for the same period in 2019. The increase in average interest-bearing liabilities resulted primarily from a $56.3 million increase in average interest-bearing deposits, including a $37.4 million increase in average time deposits and a $15.1 million increase in average money market deposits. Average noninterest-bearing demand deposits increased $86.2 million, or 31.2%, to $362.8 million for the three months ended June 30, 2020, compared to $276.6 million for the same period in 2019. The increase in average noninterest-bearing demand deposits for the three months ended June 30, 2020 was partially due to the SBA PPP loans funded to customers’ noninterest-bearing deposits.

The average cost of interest-bearing liabilities decreased 96 basis points to 1.24% for the three months ended June 30, 2020 from 2.20% for the same period in 2019.

Net interest income decreased $529,000, or 4.7%, for the three months ended June 30, 2020, to $10.6 million compared to $11.2 million for the same period in 2019. The net interest spread and net interest margin for the three months ended June 30, 2020, were 3.07% and 3.55%, respectively, compared with 3.47% and 4.26%, respectively, for the same period in 2019.

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

The provision for loan losses for the three months ended June 30, 2020 was $2.0 million, compared to $401,000 for the same period in 2019. The increase in the provision for loan losses for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to the national pandemic’s unforeseeable impact to the local, state, and national economies, in which the Company operate. Considering the pandemic’s negative impacts on national, state, and local economic and business conditions, management increased qualitative factors on all loan types. The increases in qualitative factors accounted for $2.0 million, or 100%, of the provision for loan losses for the three months ended June 30, 2020.

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

Noninterest income for the three months ended June 30, 2020 decreased $585,000, or 22.1%, to $2.1 million compared to $2.6 million for the same period in 2019. The decrease was primarily attributable to a decrease of $652,000 in gain on sale of loans and a decrease of $269,000 in service charges on deposits, partially offset by an increase of $287,000 in loan servicing fees. We sold $14.9 million in SBA loans with a gain on sale of $927,000 for the three months ended June 30, 2020, compared to selling $21.2 million in SBA loans with a gain on sale of $1.6 million for the same period in 2019.

The following table sets forth the various components of our noninterest income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$230	$499	$(269)
Loan servicing fees, net of amortization	514	227	287
Gain on sale of loans	936	1,588	(652)
Other income and fees	382	333	49
Total noninterest income	$2,062	$2,647	$(585)

Noninterest Expense

Noninterest expense for the three months ended June 30, 2020 was $7.3 million compared to $8.4 million for the same period in 2019, a decrease of $1.0 million or 12.3%. The decrease was primarily attributable to decreased salaries and employee benefits, and foundation donation and other contributions, partially offset by increased occupancy and equipment expenses.

The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$4,347	$5,344	$(997)
Occupancy and equipment	1,241	1,132	109
Data processing and communication	414	367	47
Professional fees	276	247	29
FDIC insurance and regulatory assessments	117	105	12
Promotion and advertising	163	183	(20)
Directors' fees and stock-based compensation	223	223	-
Foundation donation and other contributions	245	379	(134)
Other expenses	308	378	(70)
Total noninterest expense	7,334	8,358	(1,024)

Salaries and employee benefits expense for the three months ended June 30, 2020 decreased $997,000, or 18.7%, to $4.3 million from $5.3 million for the same period in 2019. This decrease was attributable to an increase in deferred loan origination costs from originating 924 SBA PPP loans for an aggregate loan balance of $64.9 million during the period. The average number of full-time equivalent employees was 171.3 and 166.8 in the three months ended June 30, 2020 and 2019, respectively.

Occupancy and equipment expenses for the three months ended June 30, 2020 were $1.2 million, a $109,000, or 9.6% increase compared to the same period in 2019. Data processing and communication expenses increased $47,000, or 12.8%, to $414,000 for the three months ended June 30, 2020 compared to $367,000 for the same period in 2019. Those increases in expenses were primarily attributable to support both the new loan production offices and a new branch that opened in 2019.

Foundation donation and other contributions for the three months ended June 30, 2020 decreased $134,000, or 35.4% to $245,000 from $379,000 for the same period in 2019. The decrease was due to the decreased donation accruals for Open Stewardship Foundation, which is directly proportionate to the growth in our after-tax net income. On an annual basis, we donate 10% of our consolidated net income after taxes to the Foundation.

Income Tax Expense

Income tax expense was $972,000 and $1.2 million for the three months ended June 30, 2020 and 2019, respectively. The effective income tax rate was 28.7% and 24.3% for the three months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to less tax benefits realized because of a decrease in non-qualified stock option exercises during the period.

Results of Operations—Comparison for the Six Months Ended June 30, 2020 and 2019

The following discussion of our results of operations compares the six months ended June 30, 2020 to the six months ended June 30, 2019.

We reported net income for the six months ended June 30, 2020 of $5.7 million compared to net income of $8.6 million for the six months ended June 30, 2019, a decrease of $2.9 million or 33.4%. The decrease was primarily due to a $2.5 million increase in provision for loan losses and a $1.8 million decrease in noninterest income, partially offset by a $890,000 decrease in noninterest expense and a $612,000 decrease in income tax expense.

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

	Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest earning assets:
Federal Funds sold and other investments (1)	$89,169	$422	0.94%	$59,657	$831	2.77%
Securities available for sale	57,595	600	2.08	54,046	687	2.54
Total investments	146,764	1,022	1.39	113,703	1,518	2.66
Real estate loans	636,161	15,698	4.96	540,766	14,986	5.59
SBA loans	164,471	5,282	6.46	134,219	5,996	9.01
C & I loans	97,160	2,197	4.55	105,469	3,152	6.03
Home Mortgage loans	120,883	2,990	4.95	127,034	3,224	5.08
Consumer loans	2,843	76	5.40	2,674	89	6.71
Loans (2)	1,021,518	26,243	5.16	910,162	27,447	6.08
Total earning assets	1,168,282	27,265	4.69	1,023,865	28,965	5.70
Noninterest-earning assets	49,012			46,453
Total assets	$1,217,294			$1,070,318

Interest-bearing liabilities:
NOW and Savings	$8,300	$6	0.15%	$4,949	$6	0.25%
Money market deposits	292,771	1,434	0.98	266,492	2,456	1.86
Time deposits	429,208	4,061	1.90	384,389	4,527	2.38
Total interest-bearing deposits	730,279	5,501	1.51	655,830	6,989	2.15
Borrowings	2,002	—	0.00	1	—	2.76
Total interest-bearing liabilities	732,281	5,501	1.51	655,831	6,989	2.15
Noninterest-bearing liabilities:
Noninterest-bearing deposits	327,616			269,585
Other noninterest-bearing liabilities	18,142			12,635
Total noninterest-bearing liabilities	345,758			282,220
Shareholders’ equity	139,255			132,267
Total liabilities and shareholders’ equity	$1,217,294			$1,070,318
Net interest income / interest rate spreads		$21,764	3.18%		$21,976	3.55%
Net interest margin			3.74%			4.32%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$1,057,895	$5,501	1.05%	$925,415	$6,989	1.52%
Total funding liabilities / cost of funds	$1,059,897	$5,501	1.04%	$925,416	$6,989	1.52%

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

	Six Months Ended June 30,
	2020 over 2019
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$293	$(702)	$(409)
Securities available for sale	43	(130)	(87)
Total investments	336	(832)	(496)
Real estate loans	2,513	(1,801)	712
SBA loans	1,200	(1,914)	(714)
C & I loans	(232)	(723)	(955)
Home Mortgage loans	(153)	(81)	(234)
Consumer loans	5	(18)	(13)
Loans	3,333	(4,537)	(1,204)
Total earning assets	3,669	(5,369)	(1,700)

NOW and Savings	3	(3)	—
Money market deposits	228	(1,250)	(1,022)
Time deposits	496	(962)	(466)
Total interest-bearing deposits	727	(2,215)	(1,488)
Borrowings	—	—	—
Total interest-bearing liabilities	727	(2,215)	(1,488)

Net interest income	$2,942	$(3,154)	$(212)

Interest income decreased $1.7 million, or 5.9%, to $27.3 million for the six months ended June 30, 2020 from $29.0 million for the same period in 2019, primarily due to a decrease in the reported yield on interest-earning assets as a result of the cumulative market rate decreases by Federal Reserve, partially offset by the growth in average loans and the interest income on SBA PPP loans.

Average loans increased $111.4 million, or 12.2%, to $1.02 billion for the six months ended June 30, 2020 from $910.2 million for the same period in 2019. Average total investments including Fed Funds and securities available for sale increased $33.1 million, or 29.1%, to $146.8 million for the six months ended June 30, 2020 from $113.7 million for the same period in 2019. Average interest-earning assets increased $144.4 million, or 14.1%, to $1.17 billion for the six months ended June 30, 2020 from $1.02 billion for the same period in 2019. The increase in average loans was primarily due to new loan production, including SBA PPP loans, and the increase in average total investment was due to a $29.5 million increase in Federal Funds.

The average yield on loans decreased 92 basis points to 5.16% for the six months ended June 30, 2020 from 6.08% for the same period in 2019, primarily due to cumulative market rate increases by the Federal Reserve. The average yield on securities decreased 46 basis points to 2.08% for the six months ended June 30, 2020 from 2.54% for the same period in 2019, attributable primarily to purchasing lower yielding securities.

The average yield on Federal Funds and other investments for the six months ended June 30, 2020 and June 30, 2019 were 0.94% and 2.77%, respectively. The average Federal Funds balance for the six months ended June 30, 2020 was $79.7 million with an average yield of 0.59%, compared to the average Federal Funds balance of $52.1 million for the same period in 2019 with an average yield of 2.38%. The decrease in the average yield was primarily due to aforementioned market rate decreases by the Federal Reserve.

The average yield on interest-earning assets decreased 101 basis points to 4.69% for the six months ended June 30, 2020 from 5.70% for the same period in 2019.

Interest expense decreased $1.5 million, or 21.3%, to $5.5 million for the six months ended June 30, 2020 from $7.0 million for the same period in 2019, primarily due to a decrease the average cost of interest-bearing liabilities, partially offset by the growth in average interest-bearing deposits.

Average interest-bearing liabilities increased $76.4 million, or 11.7%, to $732.3 million for the six months ended June 30, 2020, compared with $655.8 million for the same period in 2019. The increase in average interest-bearing liabilities resulted primarily from a $44.8 million increase in average time deposits and $26.3 million increase in average money market deposits. Average noninterest-bearing demand deposits increased $58.0 million, or 21.5%, to $327.6 million for the six months ended June 30, 2020 compared to $269.6 million for the same period in 2019. The increase in average noninterest-bearing demand deposits for the six months ended June 30, 2020 was partially due to the SBA PPP loans funded to customers’ noninterest-bearing deposits.

The average cost of interest-bearing liabilities decreased 64 basis points to 1.51% for the six months ended June 30, 2020 from 2.15% for the same period in 2019.

Net interest income decreased $212,000, or 1.0%, for the six months ended June 30, 2020, to $21.8 million compared to $22.0 million for the same period in 2019. The net interest spread and net interest margin for the six months ended June 30, 2020 were 3.18% and 3.74%, respectively, compared with 3.55% and 4.32%, respectively, for the same period in 2019.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2020 was $2.7 million compared to $401,000 for the same period in 2019, an increase of $2.3 million, or 581.0%. The decrease was primarily due to the national pandemic’s unforeseeable impact to economy and loan balance growth during the period. Considering the pandemic’s negative impacts to national, state, and local economic and business conditions, management increased qualitative factors on all loan types. The increases in qualitative factors accounted for $2.6 million, or 94.5%, of the provision for loan losses for the six months ended June 30, 2020.

Noninterest Income

Noninterest income for the six months ended June 30, 2020 was $4.4 million, a decrease of $1.8 million, or 29.5%, compared to $6.2 million for the same period in 2019. The decrease was primarily attributable to a decrease of $1.1 million in other income, a decrease of $574,000 in gain on sale of loans, and a decrease of $428,000 in service charges on deposits, partially offset by an increase of $296,000 in loan servicing fees. The Company received one-time gain on COLI in the first quarter of 2019. We sold $32.5 million in SBA loans with a gain of $2.1 million on sale for six months ended June 30, 2020 and $38.9 million in SBA loans with a gain of $2.6 million on sale for the same period in 2019.

The following table sets forth the various components of our noninterest income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$598	$1,026	$(428)
Loan servicing fees, net of amortization	906	610	296
Gain on sale of loans	2,091	2,665	(574)
Other income and fees	763	1,878	(1,115)
Total noninterest income	$4,358	$6,179	$(1,821)

Noninterest Expense

Noninterest expense for the six months ended June 30, 2020 was $15.5 million compared to $16.4 million for the same period in 2019, a decrease of $890,000, or 5.4%. The decrease was primarily attributable to decreased salaries and employee benefits and foundation donation and other contributions, partially offset by increased occupancy and equipment expenses.

The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$9,418	$10,513	$(1,095)
Occupancy and equipment	2,471	2,209	262
Data processing and communication	823	725	98
Professional fees	549	451	98
FDIC insurance and regulatory assessments	222	210	12
Promotion and advertising	324	360	(36)
Directors' fees and stock-based compensation	456	452	4
Foundation donation and other contributions	575	767	(192)
Other expenses	703	744	(41)
Total noninterest expense	15,541	16,431	(890)

Salaries and employee benefits expense for the six months ended June 30, 2020 decreased $1.1 million, or 10.4%, to $9.4 million from $10.5 million for the same period in 2019. This decrease was attributable to an increase in deferred loan origination costs from originating SBA PPP loans during the periods, partially offset by an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 172.2 and 162.4 in the six months ended June 30, 2020 and 2019, respectively.

Occupancy and equipment expense increased $262,000, or 11.9%, to $2.5 million for the six months ended June 30, 2020 compared to $2.2 million for the same period in 2019. The increase was primarily attributable to support the new loan production offices and a new branch opened in 2019.

Foundation donation and other contributions for the six months ended June 30, 2020 decreased $192,000, or 25.0% to $575,000 from $767,000 for the same period in 2019. The decrease was due to the decreased donation accruals for Open Stewardship Foundation, which is directly proportionate to the growth in our after-tax net income.

Income Tax Expense

Income tax expense was $2.1 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. The effective income tax rate was 27.2 percent and 24.3 percent for the six months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to less tax benefits from a decrease in non-qualified stock option exercises during the six months ended June 30, 2020.

Financial Condition

Total assets increased $108.5 million, or 9.2%, to $1.29 billion at June 30, 2020 compared to $1.18 billion at December 31, 2019. This increase primarily resulted from an increase of $53.4 million, or 5.4%, in gross loans and an increase of $26.2 million, or 30.4%, in cash and cash equivalents and an increase of $18.9 million, or 33.3%, in securities available for sale. We funded our asset growth primarily with an increase of $100.0 million in deposits during the six months ended June 30, 2020.

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

All of the securities in our investment portfolio were classified as available-for-sale at June 30, 2020. There were no held-to-maturity securities in our investment portfolio at June 30, 2020. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available-for-sale increased $18.9 million, or 33.3%, to $75.4 million at June 30, 2020 from $56.5 million at December 31, 2019, primarily due to the purchases on collateralized mortgage obligations and home mortgage-backed securities. No issuer of the available-for-sale securities, other than FNMA and FHLMC, comprised more than 10% of our shareholders’ equity as of June 30, 2020 or December 31, 2019.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	June 30, 2020			December 31, 2019
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$2,000	$2,020	$20	$5,000	$5,001	$1
Mortgage-backed securities: residential	19,911	20,335	424	15,559	15,641	82
Collateralized mortgage obligations	52,161	53,047	886	35,723	35,907	184
Total available for sale	$74,072	$75,402	$1,330	$56,282	$56,549	$267

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2020, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2020
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$2,000	1.65%	$—	—%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	—	—%	6,824	2.02%	13,087	1.65%
Collateralized mortgage obligations	—	—%	—	—%	923	1.76%	51,238	1.80%
Total available for sale	$2,000	1.65%	$—	—%	$7,747	1.97%	$64,325	1.77%

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

At June 30, 2020, gross loans including deferred costs totaled $1.04 billion compared to $990.1 million at December 31, 2019, an increase of $53.4 million, or 5.4%. The increase in our gross loans resulted from SBA PPP loans originations and organic growth in commercial real estate and SBA loans.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$637,295	61%	$630,668	64%
SBA loan - real estate	121,551	12%	122,373	12%
Total real estate	758,846	73%	753,041	76%
SBA loan - non-real estate	74,054	7%	9,895	1%
Commercial and industrial	88,375	8%	103,852	10%
Home mortgage	120,597	12%	120,686	12%
Consumer	1,634	<1%	2,664	<1%
Gross loans	1,043,506	100%	990,138	100%
Allowance for loan losses	(12,764)		(10,050)
Net loans	$1,030,742		$980,088

The following tables presents the maturity distribution of our loans as of June 30, 2020 and December 31, 2019. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of June 30, 2020
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$64,384	$48,928	$260,129	$162,011	$69,254	$32,589	$637,295
SBA loans - real estate	—	—	—	—	—	121,551	121,551
Total real estate	64,384	48,928	260,129	162,011	69,254	154,140	758,846
SBA loan - non-real estate	—	18	63,423	954	—	9,659	74,054
Commercial and industrial	—	34,325	375	39,061	—	14,614	88,375
Home mortgage	—	—	—	—	109,071	11,526	120,597
Consumer	—	326	—	1,308	—	—	1,634
Gross loans	$64,384	$83,597	$323,927	$203,334	$178,325	$189,939	$1,043,506

	As of December 31, 2019
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$40,641	$30,792	$267,292	$173,730	$77,338	$40,875	$630,668
SBA loans - real estate	—	—	—	—	—	122,373	122,373
Total real estate	40,641	30,792	267,292	173,730	77,338	163,248	753,041
SBA loan - non-real estate	—	41	—	772	—	9,082	9,895
Commercial and industrial	—	52,220	398	35,016	—	16,218	103,852
Home mortgage	—	—	—	—	112,662	8,024	120,686
Consumer	—	895	—	1,769	—	—	2,664
Gross loans	$40,641	$83,948	$267,690	$211,287	$190,000	$196,572	$990,138

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services-oriented entities), SBA loans (unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 84.3% of our gross loans are secured by real property as of June 30, 2020, compared to 88.2% as of December 31, 2019.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At June 30, 2020, approximately 62% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At June 30, 2020, our average loan to value for commercial real estate loans was approximately 54%. Our commercial real estate loan portfolio totaled $637.3 million at June 30, 2020 compared to $630.7 million at December 31, 2019.

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

As of June 30, 2020, our SBA portfolio totaled $204.4 million, including $63.4 million of SBA PPP loans, compared to $132.3 million as of December 31, 2019, an increase of $63.3 million, or 47.9%. We originated $84.2 million of SBA loans, including $64.9 million of SBA PPP loans in the six months ended June 30, 2020 compared to $52.2 million in the six months ended June 30, 2019.

Commercial and industrial loans totaled $88.4 million at June 30, 2020 compared to $103.9 million at December 31, 2019.

We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. The loan product is a five-year or seven-year hybrid adjustable rate mortgage which reprices after five years to the one-year LIBOR plus certain spreads. We originate the non-qualified single-family home mortgage loans held by us for investment. Home mortgage loans totaled $120.6 million at June 30, 2020 compared to $120.7 million at December 31, 2019, a decrease of $89,000, or 0.1%.

Loan Servicing

As of June 30, 2020, and December 31, 2019, we serviced $360.3 million and $347.8 million respectively, of SBA loans for others. Activities for loan servicing rights for the six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Increase (decrease)	2020	2019	Increase (decrease)
Beginning balance	$6,963	$7,046	$(83)	$7,024	$6,987	$37
Additions	363	538	(175)	769	1,000	(231)
Amortized to expense	(354)	(588)	234	(821)	(991)	170
Ending balance	$6,972	$6,996	$(24)	$6,972	$6,996	$(24)

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

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. Interest income on impaired loans is accrued as earned, unless the loan is placed on non-accrual status. The Company’s loan payment deferrals in response to COVID-19 pandemic, however, is not classified as a troubled debt restructuring.

The allowance for loan losses was $12.8 million at June 30, 2020 and $10.1 million at December 31, 2019. The allowance for loan losses was 1.22% of gross loans at June 30, 2020 compared to 1.02% at December 31, 2019. Excluding fully guaranteed SBA PPP loans, the allowance for loan losses was 1.30% of gross loans at June 30, 2020.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. The Federal Reserve Board and the California Department of Business Oversight also review the allowance for loan losses as an integral part of their examination process. Based on information currently available, management believes that our allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California’s economic conditions and the real estate market in our market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Analysis of the Allowance for Loan Losses.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,
	2020				2019
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$6,210	$935	$—	$7,145	$5,196	$358	$—	$5,554
SBA loans - real estate	1,082	264	—	1,346	930	6	3	933
Total real estate	7,292	1,199	—	8,491	6,126	364	3	6,487
SBA loan - non-real estate	192	33	(28)	253	129	(10)	—	119
Commercial and industrial	1,292	628	—	1,920	1,673	86	493	1,266
Home mortgage	1,921	153	—	2,074	1,660	(51)	—	1,609
Consumer	51	(25)	—	26	31	12	(1)	44
Total	$10,748	$1,988	$(28)	$12,764	$9,619	$401	$495	$9,525
Gross loans (1)				$1,043,506				$947,006
Average gross loans (1)				1,035,751				925,985
Net charge-offs to average gross loans (2)				(0.01)%				0.21%
Allowance for loans losses to gross loans				1.22%				1.01%

(1) Gross loans balance and average gross loans balance exclude loans held for sale
(2) Net charge-offs are loan charge-offs net of loan recoveries

	As of and For the Six Months Ended June 30,
	2020				2019
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$6,000	$1,145	$—	$7,145	$4,805	$749	$—	$5,554
SBA loans - real estate	939	407	—	1,346	894	59	20	933
Total real estate	6,939	1,552	—	8,491	5,699	808	20	6,487
SBA loan - non-real estate	121	149	17	253	505	(386)	—	119
Commercial and industrial	1,289	631	—	1,920	1,746	13	493	1,266
Home mortgage	1,667	407	—	2,074	1,653	(44)	—	1,609
Consumer	34	(8)	—	26	33	10	(1)	44
Total	$10,050	$2,731	$17	$12,764	$9,636	$401	$512	$9,525
Gross loans (1)				$1,043,506				$947,006
Average gross loans (1)				1,014,244				905,702
Net charge-offs to average gross loans (2)				0.00%				0.11%
Allowance for loans losses to gross loans				1.22%				1.01%

(1) Gross loans balance and average gross loans balance exclude loans held for sale
(2) Net charge-offs are loan charge-offs net of loan recoveries

The provision for loan losses for the three and six months ended June 30, 2020 was $2.0 million and $2.7 million, respectively, compared to $401,000 for the three and six months ended June 30, 2019. The increase in the provision for loan losses for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to the COVID-19 pandemic’s unforeseeable impact to economy and loan balance growth during the period. Considering the pandemic’s negative impacts to national and local economic and business conditions, management increased qualitative factors on all loan types. Management also considered risk mitigating factors such as the Small Business Debt Relief for SBA loans under the CARES Act and low loan to value ratios for loans with real estate collateral. The average loan to value ratios as of June 30, 2020 were approximately 56% for commercial real estate and home mortgage loans. The increases in qualitative factors accounted for $2.6 million, or 94.5%, of the provision for loan losses for the six months ended June 30, 2020.

The allowance for loan losses was $12.8 million at June 30, 2020 compared to $9.5 million at June 30, 2019. The allowance for loan losses was 1.22% of gross loans at June 30, 2020 compared to 1.01% at June 30, 2019. The allowance for loan losses increased to 1,252% of non-performing loans as of June 30, 2020 from 612% as of June 30, 2019.

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO property at June 30, 2020 and at December 31, 2019.

Non-performing loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO. Non-performing loans were $1.0 million at June 30, 2020, a decrease of $529,000, compared to $1.5 million at December 31, 2019.

Classified loans were $2.8 million at June 30, 2020, a decrease of $654,000, compared to $3.5 million at December 31, 2019. Excluding the SBA guarantee balance retained, classified loans were $2.8 million at June 30, 2020 and $3.1 million at December 31, 2019.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Non-accrual loans	$689	$1,215
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	330	333
Total non-performing loans	1,019	1,548
Other real estate owned	—	—
Total non-performing assets	$1,019	$1,548
Non-performing loans to gross loans	0.10%	0.16%
Non-performing assets to total assets	0.08%	0.13%
Allowance for loan losses to non-performing loans	1252%	649%

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

Total deposits at June 30, 2020 were $1.12 billion, representing an increase of $100.0 million, or 9.8%, compared to $1.02 billion at December 31, 2019. As of June 30, 2020, 38.2% of total deposits were comprised of noninterest-bearing demand accounts, 26.7% of interest-bearing deposits without a stated maturity and 35.1% of time deposits.

The following tables summarize our average deposit balances and weighted average rates for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$362,779	―	%	$276,569	―	%
Interest-bearing:
NOW and Savings deposits	8,614	0.10		4,725	0.25
Money market	209,628	0.65		281,239	1.90
Time deposits ($250,000 or less)	217,017	1.78		190,219	2.40
Time deposits (more than $250,000)	209,628	1.59		199,075	2.47
Total interest-bearing	644,887	1.25		675,258	2.20
Total deposits	$1,007,666	0.83%		$951,827	1.56%

	Six Months Ended June 30,
	2020			2019
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$327,616	―	%	$269,585	―	%
Interest-bearing:
NOW and Savings deposits	8,300	0.15		4,949	0.25
Money market	292,771	0.98		266,492	1.86
Time deposits ($250,000 or less)	218,902	1.92		195,781	2.35
Time deposits (more than $250,000)	210,306	1.88		188,608	2.40
Total interest-bearing	730,279	1.51		655,830	2.15
Total deposits	$1,057,895	1.05%		$925,415	1.52%

The following tables set forth the maturity of time deposits as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$77,402	$33,195	$63,918	$8,065	$182,580
Time deposits (greater than $250,000)	75,342	53,753	80,481	1,115	210,691
Total time deposits	$152,744	$86,948	$144,399	$9,180	$393,271

	As of December 31, 2019
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$35,612	$86,328	$85,650	$8,877	$216,467
Time deposits (greater than $250,000)	60,904	76,166	72,656	3,619	213,345
Total time deposits	$96,516	$162,494	$158,306	$12,496	$429,812

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At June 30, 2020 and December 31, 2019, we had maximum borrowing capacity from the FHLB of $391.9 million and $412.4 million, respectively. We had $10.0 million borrowings from FHLB at June 30, 2020. The Company had no borrowings at December 31, 2019.

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

At June 30, 2020 and December 31, 2019, our gross loan to deposit ratio was 93.1% and 97.0%, respectively.

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

We had $33.0 million and 13.5 million of unsecured Federal Funds lines with no amounts advanced as of June 30, 2020 and as of December 31, 2019, respectively. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $117.4 million and $124.0 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $217.5 million and $206.7 million as of June 30, 2020 and December 31, 2019, respectively. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2020 or December 31, 2019, and our borrowing capacity is limited only by eligible collateral.

At June 30, 2020, we had $10.0 million in borrowings from the Federal Home Loan Bank (FHLB) of San Francisco which had 0% rate under the Zero-Rate Recovery Advance Program, FHLB’s pandemic relief initiatives. At December 31, 2019, we had no borrowings from the FHLB. Based on the values of loans pledged as collateral, we had $225.3 million and $238.9 million of additional borrowing availability with the FHLB as of June 30, 2020 and December 31, 2019, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2020 and December 31, 2019. We and the Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of June 30, 2020, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since June 30, 2020 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Total capital (to risk-weighted assets)
Consolidated	$150,212	15.16%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	148,803	15.04%	79,147	8.00%	98,933	10.00%	103,880	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	137,818	13.91%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	136,431	13.79%	59,360	6.00%	79,147	8.00%	84,093	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	137,818	13.91%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	136,431	13.79%	44,520	4.50%	64,307	6.50%	69,253	7.00%
Tier 1 capital (to average assets)
Consolidated	137,818	10.98%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	136,431	10.87%	50,187	4.00%	62,733	5.00%	50,187	4.00%

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$150,092	15.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	147,820	14.96%	79,069	8.00%	98,836	10.00%	103,778	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	59,301	6.00%	79,069	8.00%	84,010	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	44,476	4.50%	64,243	6.50%	69,185	7.00%
Tier 1 capital (to average assets)
Consolidated	139,975	12.14%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	11.95%	46,103	4.00%	57,629	5.00%	46,103	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of June 30, 2020 and December 31, 2019:

	Payments Due at June 30, 2020
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$727,449	$—	$—	$—	$727,449
Time deposits	384,091	8,279	333	568	393,271
Operating lease commitments	2,033	3,991	3,071	1,143	10,238
Commitments to fund investments for low income housing partnerships	1,391	1,271	29	46	2,737
Total contractual obligations	$1,114,964	$13,541	$3,433	$1,757	$1,133,695

	Payments Due at December 31, 2019
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$590,899	$—	$—	$—	$590,899
Time deposits	417,316	12,006	490	—	429,812
Operating lease commitments	2,001	4,060	3,518	1,641	11,220
Commitments to fund investments for low income housing partnerships	29	12	23	6	70
Total contractual obligations	$1,010,245	$16,078	$4,031	$1,647	$1,032,001

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

The following table summarized commitments as of the dates presented.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$77,483	$66,153
Standby letters of credit	9,213	7,377
Other commercial letters of credit	688	1,111
Total	$87,384	$74,641

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2020 and December 31, 2019 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity		Economic Value of Equity Sensitivity
	June 30, 2020	December 31, 2019	June 30, 2020		December 31, 2019
+400 basis points	16.35%	18.23%	12.10%		(2.94)%
+300 basis points	13.53%	14.64%	13.62%		(0.01)%
+200 basis points	10.03%	10.51%	14.01%		1.55%
+100 basis points	5.64%	5.79%	10.65%		2.62%
-100 basis points	0.30%	(5.26)%	(15.04	) %	(4.38)%

We are within board-established policy limits for all rate scenarios. The EAR reported at June 30, 2020 projects that our earnings are expected to be sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets decreased resulting in a position shift to be slightly more asset sensitive.

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

Furthermore, the U.S. economy is likely to experience or may currently be in a recession as a result of the pandemic, and our business could be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

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

On February 28, 2020, the Company announced that the Board of Directors approved another stock repurchase program that authorized the Company to repurchase up to 500,000 shares of its common stock. The Company completed the third stock repurchase program in May 2020 at an average price of $7.77 per share.

The following table summarizes share repurchase activities for the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Program	Approximate Number of Shares that May Yet Be Purchased Under the Program
	(Dollars in thousands, except per share data)
April 1, 2020 to April 30, 2020	66,070	$7.07	$66,070	—
May 1, 2020 to May 31, 2020	3,957	6.82	3,957	—
June 1, 2020 to June 30, 2020	—	—	—	—
Total	70,027	$8.94	$70,027	—

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of OP Bancorp included as Exhibit 3.1 to the Registration Statement on Form S-1 filed March 5, 2018 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of OP Bancorp included as Exhibit 3.2 to the Registration Statement on Form S-1 filed March 5, 2018 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document – the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP Bancorp

Date: August 10, 2020	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: August 10, 2020	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer