Form 10-Q
period 2020-09-30
OP Bancorp
filed 2020-11-09
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, there were 15,095,249 outstanding shares of the Registrant’s common stock.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OP BANCORP

CONSOLIDATED BALANCE SHEETS (unaudited)

As of September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$87,983	$86,036
Securities available for sale, at fair value	93,482	56,549
Other investments	10,002	9,176
Loans held for sale	41,430	2,100
Loans receivable, net of allowance of $14,164 at September 30, 2020 and $10,050 at December 31, 2019	1,058,626	980,088
Premises and equipment, net	4,756	5,226
Accrued interest receivable	4,968	3,166
Servicing assets	7,222	7,024
Company owned life insurance (COLI)	10,815	10,618
Deferred tax assets	3,911	3,189
Operating right-of-use assets	7,151	8,254
Other assets	9,475	8,094
Total assets	$1,339,821	$1,179,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$488,815	$294,281
Interest bearing:
Savings	5,382	4,753
Money market and others	334,599	291,865
Time deposits greater than $250,000	194,630	213,345
Other time deposits	146,738	216,467
Total deposits	1,170,164	1,020,711
Federal Home Loan Bank advances	10,000	—
Accrued interest payable	1,355	2,686
Operating lease liabilities	8,857	10,126
Other liabilities	7,896	5,421
Total liabilities	1,198,272	1,038,944

Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,126,270 and 15,703,276 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	79,600	86,381
Additional paid-in capital	8,382	7,524
Retained earnings	52,590	46,483
Accumulated other comprehensive income	977	188
Total shareholders’ equity	141,549	140,576
Total liabilities and shareholders' equity	$1,339,821	$1,179,520

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

For the Three and Nine Months ended September 30, 2020 and 2019

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except share data)
Interest income
Interest and fees on loans	$12,581	$14,278	$38,823	$41,725
Interest on investment securities	319	332	920	1,019
Other interest income	116	502	538	1,333
Total interest income	13,016	15,112	40,281	44,077
Interest expense
Interest on deposits	1,597	3,893	7,098	10,883
Total interest expense	1,597	3,893	7,098	10,883
Net interest income	11,419	11,219	33,183	33,194
Provision for loan losses	1,399	290	4,130	691
Net interest income after provision for loan losses	10,020	10,929	29,053	32,503

Noninterest income
Service charges on deposits	251	391	849	1,252
Loan servicing fees, net of amortization	583	243	1,489	853
Gain on sale of loans	1,813	1,714	3,904	4,379
Other income	374	384	1,137	2,428
Total noninterest income	3,021	2,732	7,379	8,912
Noninterest expense
Salaries and employee benefits	5,086	5,349	14,505	15,862
Occupancy and equipment	1,266	1,232	3,737	3,441
Data processing and communication	424	385	1,247	1,110
Professional fees	287	261	836	711
FDIC insurance and regulatory assessments	112	(21)	334	188
Promotion and advertising	81	182	405	543
Directors’ fees	147	228	603	680
Foundation donation and other contributions	360	402	935	1,169
Other expenses	224	406	926	1,151
Total noninterest expense	7,987	8,424	23,528	24,855
Income before income taxes	5,054	5,237	12,904	16,560
Income tax expense	1,459	1,237	3,594	3,984
Net income	$3,595	$4,000	$9,310	$12,576
Earnings per share - Basic	$0.23	$0.25	$0.60	$0.78
Earnings per share - Diluted	$0.23	$0.24	$0.60	$0.77
Other comprehensive income:
Change in unrealized income on securities available for sale	57	119	1,120	1,158
Tax effect	(17)	(35)	(331)	(342)
Total other comprehensive income	40	84	789	816
Comprehensive income	$3,635	$4,084	$10,099	$13,392

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
	(Dollars in thousands, except share data)
Balance at January 1, 2020	15,703,276	$86,381	$7,524	$46,483	$188	$140,576
Net income	—	—	—	3,299	—	3,299
Stock issued under stock-based compensation plans	130,046	305	—	—	—	305
Stock-based compensation	—	—	358	—	—	358
Repurchase of common stock	(717,454)	(6,264)	—	—	—	(6,264)
Cash dividends declared	—	—	—	(1,087)	—	(1,087)
Change in unrealized income(loss) on securities available for sale net of reclassifications and tax effects	—	—	—	—	912	912
Balance at March 31, 2020	15,115,868	$80,422	$7,882	$48,695	$1,100	$138,099

Net income	—	—	—	2,416	—	2,416
Stock issued under stock-based compensation plans	22,189	—	—	—	—	—
Stock-based compensation	—	—	336	—	—	336
Repurchase of common stock	(70,027)	(497)	—	—	—	(497)
Cash dividends declared	—	—	—	(1,055)	—	(1,055)
Change in unrealized income(loss) on securities available for sale net of reclassifications and tax effects	—	—	—	—	(163)	(163)
Balance at June 30, 2020	15,068,030	$79,925	$8,218	$50,056	$937	$139,136

Net income	—	—	—	3,595	—	3,595
Stock issued under stock-based compensation plans	116,356	—	—	—	—	—
Stock-based compensation	—	—	164	—	—	164
Repurchase of common stock	(58,116)	(325)	—	—	—	(325)
Cash dividends declared	—	—	—	(1,061)	—	(1,061)
Change in unrealized income(loss) on securities available for sale net of reclassifications and tax effects	—	—	—	—	40	40
Balance at September 30, 2020	15,126,270	$79,600	$8,382	$52,590	$977	$141,549

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

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Cash flows from operating activities
Net income	$9,310	$12,576
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	4,130	691
Depreciation and amortization of premises and equipment	981	835
Amortization of net premiums on securities	337	183
Stock-based compensation	858	905
Gain on sales of loans	(3,904)	(4,379)
Earnings on company owned life insurance (COLI)	(197)	(1,445)
Origination of loans held for sale	(98,285)	(63,204)
Proceeds from sales of loans held for sale	61,457	66,415
Amortization of servicing assets	1,156	1,581
Amortization of low income housing partnerships	268	167
Net change in fair value of equity investment with readily determinable fair value	(141)	(137)
Net change in:
Accrued interest receivable	(1,802)	(73)
Deferred tax assets	(1,052)	1,313
Other assets	1,828	(38)
Accrued interest payable	(1,331)	826
Other liabilities	95	(103)
Net cash from operating activities	(26,292)	16,113
Cash flows from investing activities
Net change in loans receivable	(82,621)	(91,815)
Proceeds from matured, called, or paid-down securities available for sale	20,552	9,006
Proceeds from COLI	—	2,288
Purchase of securities available for sale	(56,703)	(4,989)
Purchase of equity investments	—	(1,000)
Purchase of FHLB stock	(685)	(776)
Purchase of premises and equipment, net	(511)	(1,569)
Investment in low income housing partnerships	(1,262)	(204)
Net cash from investing activities	(121,230)	(89,059)
Cash flows from financing activities
Net change in deposits	149,453	90,817
Cash received from stock option exercises	305	364
Proceeds from Federal Home Loan Bank advances	10,000	—
Repurchase of common stock	(7,086)	(4,488)
Cash dividend paid on common stock	(3,203)	(2,366)
Net cash from financing activities	149,469	84,327
Net change in cash and cash equivalents	1,947	11,381
Cash and cash equivalents at beginning of period	86,036	77,726
Cash and cash equivalents at end of period	$87,983	$89,107
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$4,525	$3,465
Interest	8,429	10,056
Supplemental noncash disclosure:
Transfer from loan receivable to OREO	$—	$1,817
The adoption of ASU 2016-02, leases (Topic 842) recognition right-of-use assets	—	8,959
New commitments to low income housing partnership investments	3,477	—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial results for the interim periods presented, including eliminating intercompany transactions and balances. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Concentration of Risk:  Most of the Company’s customers are located within Los Angeles County and the surrounding area. The concentration of loans originated in this area may subject the Company to the risk of adverse impacts associated with economic, regulatory or other developments that could occur in Southern California.  The Company has significant concentration in commercial real estate loans. The Company obtains what it believes to be sufficient collateral to secure potential losses. The extent and value of the collateral obtained varies based upon the details underlying each loan agreement.

There have been no significant or material changes to the Company’s accounting policies during the nine months ended September 30, 2020, as compared to the Summary of Significant Accounting Policies as described in “Note 1 of the Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The objective of ASU 2016-13 is to provide financial statement users with decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 includes provisions that require financial assets measured at amortized cost (such as loans and held-to-maturity (HTM) debt securities) be presented at the net amount expected to be collected. This will be accomplished through recognition of an estimate of all current expected credit losses. The estimate will include forecasted information for the timeframe that an entity is able to develop reasonable and supportable forecasts. This is a change from the current practice of recognizing incurred losses based on the probable initial recognition threshold under current GAAP. In addition, credit losses on available for sale (AFS) debt securities will be recorded through an allowance for credit losses rather than as a write-down. Under ASU 2016-13, an entity will be able to record reversals of credit losses in current period income when the estimate of credit losses declines, whereas current GAAP prohibits reflecting those improvements in current period earnings.

In July 2019, FASB proposed the effective date delay to January 2020 for SEC filers, excluding smaller reporting companies (“SRCs”) and emerging growth companies (“EGCs”), and January 2023 for all other entities including SRCs and EGCs. On October 2019, FASB voted to approve the proposed delay. The Company expects its adoption date for ASU 2016-13 to be January 2023. ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, including software solutions, data requirements and loss estimation methodologies. The company has engaged a third party advisor to develop a new expected loss model. While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

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

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, issued a revised interagency statement encouraging financial institutions to work with customers affected by the COVID-19 pandemic and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (“TDRs”). The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance and Section 4013 of the CARES Act are expected to reduce the number of TDRs that will be reported in future periods; however, the amount is indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Note 3. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of securities available for sale as of September 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2020:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$2,000	$13	$—	$2,013
Mortgage-backed securities: residential	21,328	451	(11)	21,768
Collateralized mortgage obligations: residential	68,767	956	(22)	69,701
Total available for sale	$92,095	$1,420	$(33)	$93,482

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$5,000	$2	$(1)	$5,001
Mortgage-backed securities: residential	15,559	94	(12)	15,641
Collateralized mortgage obligations: residential	35,723	243	(59)	35,907
Total available for sale	$56,282	$339	$(72)	$56,549

There were no sales of securities available for sale in the three or nine months ended September 30, 2020 or 2019. The amortized cost and estimated fair value of securities available for sale at September 30, 2020, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

	Amortized Cost	Fair Value
As of September 30, 2020:	(Dollars in thousands)
Available for sale:
Within one year	$2,000	$2,013
Mortgage-backed securities: residential	21,328	21,768
Collateralized mortgage obligations: residential	68,767	69,701
Total available for sale	$92,095	$93,482

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At each September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses as of September 30, 2020 and December 31, 2019, respectively, aggregated by length of time held in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2020:	(Dollars in thousands)
Available for sale:
Mortgage-backed securities: residential	$3,143	$(11)	$—	$—	$3,143	$(11)
Collateralized mortgage obligations: residential	11,047	(22)	—	—	11,047	(22)
Total available for sale	$14,190	$(33)	$—	$—	$14,190	$(33)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2019:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$1,999	$(1)	$1,999	$(1)
Mortgage-backed securities: residential	—	—	3,254	(12)	3,254	(12)
Collateralized mortgage obligations: residential	8,878	(29)	3,658	(30)	12,536	(59)
Total available for sale	$8,878	$(29)	$8,911	$(43)	$17,789	$(72)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, along with the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components, as follows: (i) OTTI related to credit loss, which must be recognized in the income statement, and (ii) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of September 30, 2020, management believes no securities with unrealized losses were OTTI.

There were no securities pledged as collateral as of September 30, 2020 or December 31, 2019.

Other investments as of September 30, 2020 and December 31, 2019, consisted of the following:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Federal Home Loan Bank (FHLB) stock	$6,043	$5,358
Pacific Coast Bankers Bank (PCBB) stock	190	190
Mutual fund - CRA qualified	3,769	3,628
Total other investments	$10,002	$9,176

Note 4. Loans

The composition of the loan portfolio was as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	(Dollars in thousands)
Real estate:
Commercial real estate	$640,281		$630,668
SBA loans—real estate	138,339		122,373
Total real estate	778,620		753,041
SBA loans—non-real estate	75,339	(1)	9,895
Commercial and industrial	91,814		103,852
Home mortgage	125,656		120,686
Consumer	1,361		2,664
Gross loans receivable	1,072,790		990,138
Allowance for loan losses	(14,164)		(10,050)
Loans receivable, net	$1,058,626		$980,088

(1) At September 30, 2020, SBA loan - non-real estate balance includes SBA PPP loan balance of $64.6 million.

No loans were outstanding to related parties as of September 30, 2020 or December 31, 2019.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019 was as follows:

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
	(Dollars in thousands)
Three months ended September 30, 2020:
Beginning balance	$7,145	$1,346	$253	$1,920	$2,074	$26	$12,764
Provision for loan losses	994	412	18	(5)	(15)	(5)	1,399
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1	1
Ending balance	$8,139	$1,758	$271	$1,915	$2,059	$22	$14,164
Three months ended September 30, 2019:
Beginning balance	$5,554	$933	$119	$1,266	$1,609	$44	$9,525
Provision for loan losses	102	—	(2)	171	26	(7)	290
Charge-offs	—	—	—	(175)	—	—	(175)
Recoveries	—	—	—	—	—	—	—
Ending balance	$5,656	$933	$117	$1,262	$1,635	$37	$9,640

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
	(Dollars in thousands)
Nine months ended September 30, 2020:
Beginning balance	$6,000	$939	$121	$1,289	$1,667	$34	$10,050
Provision for loan losses	2,139	819	167	626	392	(13)	4,130
Charge-offs	—	—	(45)	—	—	—	(45)
Recoveries	—	—	28	—	—	1	29
Ending balance	$8,139	$1,758	$271	$1,915	$2,059	$22	$14,164
Nine months ended September 30, 2019:
Beginning balance	$4,805	$894	$505	$1,746	$1,653	$33	$9,636
Provision for loan losses	851	59	(388)	184	(18)	3	691
Charge-offs	—	(20)	—	(668)	—	—	(688)
Recoveries	—	—	—	—	—	1	1
Ending balance	$5,656	$933	$117	$1,262	$1,635	$37	$9,640

The following table presents the balance in the allowance for loan losses and the recorded investment in loans (including accrued interest receivable of $4.7 million and $2.9 million as of September 30, 2020 and December 31, 2019, respectively) by portfolio segment as of September 30, 2020 and December 31, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
As of September 30, 2020:	(Dollars in thousands)
Allowance for loan losses:
Commercial real estate	$—	$8,139	$8,139
SBA loans—real estate	—	1,758	1,758
SBA loans—non-real estate	59	212	271
Commercial and industrial	330	1,585	1,915
Home mortgage	—	2,059	2,059
Consumer	—	22	22
Total	$389	$13,775	$14,164
Loans:
Commercial real estate	$—	$643,263	$643,263
SBA loans—real estate	—	138,932	138,932
SBA loans—non-real estate	121	75,549	75,670
Commercial and industrial	330	91,777	92,107
Home mortgage	—	126,143	126,143
Consumer	—	1,365	1,365
Total	$451	$1,077,029	$1,077,480
As of December 31, 2019:
Allowance for loan losses:
Commercial real estate	$—	$6,000	$6,000
SBA loans—real estate	—	939	939
SBA loans—non-real estate	—	121	121
Commercial and industrial	333	956	1,289
Home mortgage	—	1,667	1,667
Consumer	—	34	34
Total	$333	$9,717	$10,050
Loans:
Commercial real estate	$—	$632,205	$632,205
SBA loans—real estate	484	122,438	122,922
SBA loans—non-real estate	33	9,921	9,954
Commercial and industrial	333	103,774	104,107
Home mortgage	—	121,161	121,161
Consumer	—	2,671	2,671
Total	$850	$992,170	$993,020

The following table presents information related to impaired loans by class of loans as of and for the three and nine months ended September 30, 2020 and 2019. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material. The difference between interest income recognized and cash basis interest recognized was immaterial.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the three months ended September 30, 2020:	(Dollars in thousands)
With an allowance recorded:
SBA loans—non-real estate	$121	$59	$122	$2
Commercial and industrial	330	330	330	3
Total	$451	$389	$452	$5
As of and for the three months ended September 30, 2019:
With no related allowance recorded:
SBA loans—real estate	$488	$—	$493	$—
SBA loans—non-real estate	36	—	28	—
With an allowance recorded:
Commercial and industrial	336	336	337	5
Total	$860	$336	$858	$5

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
As of and for the nine months ended September 30, 2020:	(Dollars in thousands)
With an allowance recorded:
SBA loans—non-real estate	$121	$59	$124	$5
Commercial and industrial	330	330	331	10
Total	$451	$389	$455	$15
As of and for the nine months ended September 30, 2019:
With no related allowance recorded:
SBA loans—real estate	$488	$—	$505	$—
SBA loans—non-real estate	36	—	46	—
With an allowance recorded:
Commercial and industrial	336	336	339	15
Total	$860	$336	$890	$15

There were no nonaccrual loans or loans past due greater than 90 days still accruing interest as of September 30, 2020. The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest, by class of loans, as of December 31, 2019:

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

The following table represents the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of September 30, 2020:	(Dollars in thousands)
Commercial real estate	$—	$—	$—	$—	$643,263	$643,263
SBA—real estate	—	—	—	—	138,932	138,932
SBA—non-real estate	—	—	—	—	75,670	75,670
Commercial and industrial	—	—	—	—	92,107	92,107
Home mortgage	600	—	—	600	125,543	126,143
Consumer	—	—	—	—	1,365	1,365
	$600	$—	$—	$600	$1,076,880	$1,077,480
As of December 31, 2019:
Commercial real estate	$—	$—	$—	$—	$632,205	$632,205
SBA—real estate	1,552	—	484	2,036	120,886	122,922
SBA—non-real estate	3	126	33	162	9,792	9,954
Commercial and industrial	364	—	—	364	103,743	104,107
Home mortgage	1,980	—	454	2,434	118,727	121,161
Consumer	—	—	—	—	2,671	2,671
	$3,899	$126	$971	$4,996	$988,024	$993,020

Troubled Debt Restructurings: As of September 30, 2020 and December 31, 2019, the Company had a recorded investment in TDRs of $330,000 and $333,000, respectively. As of September 30, 2020 and December 31, 2019, the Company has allocated $330,000 and $333,000 of specific reserves to customers whose loan terms have been modified in TDRs, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as TDRs. There were no new loans identified as TDRs during the three and nine months ended September 30, 2020 or 2019, respectively. There were no payment defaults during the three and nine months ended September 30, 2019 of loans that had been modified as TDRs within the previous twelve months. The loan identified as a TDR at September 30, 2020 was placed in loan payment deferral program.

Loan payment deferrals: As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan payment deferrals of up to six months for commercial and consumer borrowers impacted by the pandemic who have not been delinquent over 30 days on payments at the time of borrowers’ deferral requests. As of September 30, 2020, the Company processed loan deferments for borrowers across multiple industries representing 172 loan accounts, with an aggregate loan balance of $229.9 million under the interagency guidance and Section 4013 of the CARES Act. Recent interagency guidance from the Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program satisfies the applicable requirements.

As of September 30, 2020, 130 loans with an aggregate balance of $173.0 million, including 51 home mortgage loans with an aggregate balance of $22.3 million, have resumed regular payments.

The following table represents the loan deferment status change by loan type as of September 30, 2020:

Loan Deferment Status Change by Loan Type
	Total deferments under		Payment resumed
	the COVID-19 loan modifications		or paid off		Remaining deferments
(Dollars in thousands)	as of September 30, 2020		as of September 30, 2020		as of September 30, 2020
Loan Type	Number of accounts	Balance	Number of accounts	Balance	Number of accounts	Balance
Loans, excluding home mortgage and consumer loans	103	199,728	79	150,677	24	49,050
Home Mortgage loans	69	30,205	51	22,344	18	7,862
Total	172	$229,933	130	$173,021	42	$56,912

Paycheck Protection Program loans:  A provision in the CARES Act created the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay expenses related to their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing applicable documentation evidencing their compliant with the terms of the program, including compliance regarding the use of funds. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020.

The Paycheck Protection Program and Health Care Enhancement Act (“PPP / HCEA Act”), which was signed into law on April 24, 2020, authorized $310 billion of additional funding under the CARES Act for PPP loans to be issued by financial institutions through the SBA. As of September 30, 2020, the Company originated 978 loans with an aggregate loan balance of $66.3 million under the CARES Act and PPP / HCEA Act. The PPP loans are included in the SBA—non-real estate in the Company’s loan portfolio.

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

As of September 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the balance of loans categorized by risk category and class of loans is as follows:

	Pass	Special Mention	Substandard		Doubtful	Total
As of September 30, 2020:	(Dollars in thousands)
Commercial real estate	$643,263	$—	$—		$—	$643,263
SBA loans—real estate	137,402	756	774		—	138,932
SBA loans—non-real estate	75,537	12	121		—	75,670
Commercial and industrial	87,020	3,880	1,207		—	92,107
Home mortgage	126,143	—	—		—	126,143
Consumer	1,365	—	—		—	1,365
	$1,070,730	$4,648	$2,102	(1)	$—	$1,077,480
As of December 31, 2019:
Commercial real estate	$632,205	$—	$—		$—	$632,205
SBA loans—real estate	120,116	770	2,036		—	122,922
SBA loans—non-real estate	9,781	140	33		—	9,954
Commercial and industrial	98,509	4,901	697		—	104,107
Home mortgage	120,463	—	698		—	121,161
Consumer	2,671	—	—		—	2,671
	$983,745	$5,811	$3,464	(1)	$—	$993,020

(1) Substandard loans include the guaranteed portion of unsold SBA loans. The Company did not have guaranteed portion of unsold SBA loans as of September 30, 2020. The aggregate balance of substandard loans, net of the guaranteed portion of unsold SBA loans is $3.1 million as of December 31, 2019.

Note 5. Leases

The Company’s operating leases are real estate leases which are comprised of its headquarters and office facilities from nonaffiliated parties with remaining lease terms ranging from four months to nine years as of September 30, 2020. Certain lease arrangements contain extension options which are typically around five years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

At September 30, 2020, operating right-of-use (“ROU”) assets and related liabilities were $7.2 million and $8.9 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases at September 30, 2020.

Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the remaining lease payments using the Company’s incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment expense in the consolidated statements of income. The Company’s occupancy and equipment expense also includes variable lease costs which is comprised of the Company's share of actual costs for utilities, common area maintenance, property taxes, and insurance that are not included in lease liabilities and are expensed as incurred. Variable lease costs can also include rent escalations based on changes to indices, such as the Consumer Price Index, where the Company estimates future rent increases and records the actual difference to variable costs.

The table below summarized the Company’s total lease cost as of the associated period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$443	$444	$1,331	$1,287
Variable lease cost	202	211	580	548
Total lease cost	$645	$655	$1,911	$1,835

The table below summarizes supplemental information related to the Company’s operating leases, as of the associated period:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Operating right-of-use assets	$7,151	$8,254
Operating lease liabilities	8,857	10,126

Weighted average remaining lease term - operating leases	4.9	5.7
Weighted average discount rate - operating leases	2.98%	2.98%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$505	$493	$1,500	$1,408

Rent expense was $645,000 and $655,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the consolidated balance sheet as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020
2020 remaining	$506
2021	2,032
2022	2,015
2023	1,811
2024	1,700
Thereafter	1,632
Total lease payments	9,696
Discount to present value	(839)
Total lease liability	$8,857

(Dollars in thousands)	December 31, 2019
2020	$2,001
2021	2,032
2022	2,028
2023	1,816
2024	1,702
Thereafter	1,641
Total lease payments	11,220
Discount to present value	(1,094)
Total lease liability	$10,126

Note 6. Premises and equipment

The Company’s premises and equipment consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Leasehold improvements	$6,873	$6,571
Furniture and fixtures	3,288	3,174
Equipment and others	2,503	2,414
Total cost	12,664	12,159
Accumulated depreciation	(7,908)	(6,933)
Net book value	$4,756	$5,226

Total depreciation expense included in occupancy and equipment expenses was $326,000 and $297,000 for the three months ended September 30, 2020 and 2019, respectively, and $981,000 and $835,000 for the nine months ended September 30, 2020 and 2019, respectively.

Note 7. Servicing Assets

Activity for loan servicing assets during the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Beginning balance	$6,972	$6,996	$7,024	$6,987
Additions	585	552	1,354	1,553
Amortized to expense	(335)	(589)	(1,156)	(1,581)
Ending balance	$7,222	$6,959	$7,222	$6,959

There was no valuation allowance recorded against the carrying value of the servicing assets as of September 30, 2020 or 2019.

The fair value of the servicing assets was $8.8 million at September 30, 2020, which was determined using discount rates ranging from 5.4% to 11.9% and prepayment speeds ranging from 14.5% to 14.9%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8.3 million at September 30, 2019, which was determined using discount rates ranging from 5.7% to 11.9% and prepayment speeds ranging from 13.4% to 14.6%, depending on the stratification of the specific assets.

Note 8. Deposits

The scheduled maturities of time deposits as of September 30, 2020 were as follows:

September 30, 2020
(Dollars in thousands)
2020 remaining	$102,084
2021	234,760
2022	2,621
2023	1,111
2024	584
Thereafter	208
Total	$341,368

Deposits from principal officers, directors, and their affiliates as of September 30, 2020 and December 31, 2019 were $1.2 million and $1.6 million, respectively.

Note 9. Borrowing Arrangements

As of September 30, 2020, the Company had $10.0 million in borrowings from the Federal Home Loan Bank (“FHLB”) of San Francisco which had 0% rate under the Zero-Rate Recovery Advance Program, FHLB’s pandemic relief initiatives. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit.

The Company had available borrowings from the following institutions as of September 30, 2020:

September 30, 2020
(Dollars in thousands)
Federal Home Loan Bank—San Francisco	$244,938
Federal Reserve Bank	121,019
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	15,000
Total	$455,957

The Company has pledged approximately $913.3 million of loans as collateral for these lines of credit as of September 30, 2020.

Note 10. Income Taxes

The Company’s income tax expense was $1.5 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $3.6 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively. The effective income tax rate was 28.9% and 23.6% for the three months ended September 30, 2020 and 2019, respectively, and 27.9% and 24.1% for the nine months ended September 30, 2020 and 2019, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2016 and for state taxing authorities for tax years prior to 2015.

There were no significant unrealized tax benefits recorded as of September 30, 2020 and 2019, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

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

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$74,146	$66,153
Standby letter of credit	9,722	7,377
Commercial letter of credit	1,485	1,111
Total undisbursed loan commitments	$85,353	$74,641

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low income housing partnership: The Company invests in qualified affordable housing partnerships. The following table shows the balance of the investments in low income housing partnerships and the total unfunded commitments related to the investments in low income housing partnerships as of the dates indicated:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Investments in low income housing partnerships	$4,928	$1,719
Unfunded commitments to fund investments for low income housing partnerships	2,362	70

These balances are reflected in the other assets and other liabilities lines on the consolidated balance sheets. The Company expects to finish fulfilling these commitments during the year ending 2034.

The Company recognized amortization expense of $107,000 and $58,000, for the three months ended September 30, 2020 and 2019, respectively, and $268,000 and $167,000 for the nine months ended September 30, 2020 and 2019, respectively, which was included within income tax expense on the consolidated statements of income. Additionally, the Company recognized tax credits and other benefits from the investments in low income housing partnerships of $99,000 and $50,000, for the three months ended September 30, 2020 and 2019, respectively, and $248,000 and $150,000 for the nine months ended September 30, 2020 and 2019, respectively.

Note 12. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of September 30, 2020, as described further below. Total compensation cost charged against earnings for these plans was $164,000 and $189,000 for the three months ended September 30, 2020 and 2019, respectively, and $858,000 and $905,000, for the nine months ended September 30, 2020 and 2019, respectively.

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

A summary of the transactions under the 2005 Plan for the nine months ended September 30, 2020 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2020	155,000	$4.70
Options granted	—	—
Options exercised	(55,000)	1.15
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2020	100,000	5.77	$35
Fully vested and expected to vest	100,000	5.77	$35
Vested	100,000	$5.77	$35

Information related to the 2005 Plan for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Intrinsic value of options exercised	$—	$206	$370	$593
Cash received from option exercises	—	72	63	179
Tax benefit realized from option exercised	—	5	17	5

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at September 30, 2020 was 2.89 years. The weighted average remaining contractual term of stock options that were exercisable at September 30, 2020 was 2.89 years. All of the stock options that are outstanding under the 2005 Plan were fully vested as of September 30, 2020.

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

The exercise prices of stock options granted under the plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during the nine months ended September 30, 2020 or 2019.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions.  In the nine months ended September 30, 2020 and 2019, 2,359 shares were granted at a weighted average fair value of $6.37 and 3,000 shares were granted at a weighted average fair value of $8.15, respectively. Awards which were granted in the nine months ended September 30, 2019, vested immediately. Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options outstanding under the 2010 Plan for the nine months ended September 30, 2020 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2020	365,000	$5.78
Options granted	—	—
Options exercised	(115,000)	2.11
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2020	250,000	7.12	$128
Fully vested and expected to vest	242,500	7.10	$128
Vested	220,000	$7.00	$128

Information related to stock options exercised under the 2010 Plan for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Intrinsic value of options exercised	$—	$—	$608	$1,090
Cash received from option exercises	—	—	242	185
Tax benefit realized from option exercised	—	—	157	285

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at September 30, 2020 was 2.98 years. The weighted average remaining contractual term of stock options that were exercisable at September 30, 2020 was 2.91 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the nine months ended September 30, 2020 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(Dollars in thousands, except share data)
Non-vested, as of January 1, 2020	294,500	$9.20
Awards granted	2,359	6.37
Awards vested	(138,859)	5.92
Awards forfeited	(1,500)	12.71
Non-vested, as of September 30, 2020	156,500	$12.03	$895

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Tax benefit(expense) realized from awards vested	$24	$141	$21	$144

The 2010 Plan expired in August 2020, and no shares are available for grant as of September 30, 2020. The Company had approximately $686,000 of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan as of September 30, 2020. The Company expects to recognize these costs over a weighted average period of 1.0 years.

Note 13. Employee Benefit Plan

The Company established a 401(k) profit sharing plan (the “401(k) Plan”), which is open to all eligible employees who are at least 18 years old and have completed 90 days of service. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $526,000 and $449,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Total revenues from services charges on deposits in the nine months ended September 30, 2020 and 2019, on a dollar and percentage of total revenue basis was $529,000 or 1.3%, and $545,000 or 1.3%, respectively, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and non-sufficient funds (“NSF”) fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short-term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. Total revenues from service charges on deposits from overdraft and NSF fees for the nine months ended September 30, 2020 and 2019, on a dollar and percentage of total revenue basis was $320,000, or 0.8%, and $707,000, or 1.7%, respectively.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $215,000, or 0.5%, and $243,000, or 0.6% of total revenues for the nine months ended September 30, 2020 and 2019, respectively, is included in other income in noninterest income.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are summarized below:

		Fair Value Measure Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
As of September 30, 2020:
U.S. Government sponsored agency securities	$2,013	$—	$2,013	$—
Mortgage-backed securities - residential	21,768	—	21,768	—
Collateralized mortgage obligations	69,701	—	69,701	—
Other investments:
Mutual fund - CRA qualified	3,769	3,769	—	—

As of December 31, 2019:
U.S. Government sponsored agency securities	$5,001	$—	$5,001	$—
Mortgage-backed securities - residential	15,641	—	15,641	—
Collateralized mortgage obligations	35,907	—	35,907	—
Other investments:
Mutual fund - CRA qualified	3,628	3,628	—	—

There were no transfers between Level 1 and Level 2 in the nine months ended September 30, 2020 or 2019. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2020 or December 31, 2019.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value as of September 30, 2020 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of September 30, 2020:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$87,983	$87,983	$—	$—	$87,983
Loans held for sale	41,430	—	44,947	—	44,947
Loans receivable, net	1,058,626	—	—	1,073,447	1,073,447
Accrued interest receivable	4,968	8	270	4,690	4,968
Other investments:
FHLB and PCBB stock	6,233	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$1,170,164	$—	$1,170,846	$—	$1,170,846
Accrued interest payable	1,355	—	1,355	—	1,355

The carrying amounts and estimated fair values of financial instruments not carried at fair value as of December 31, 2019 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of December 31, 2019:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$86,036	$86,036	$—	$—	$86,036
Loans held for sale	2,100	—	2,100	—	2,100
Loans receivable, net	980,088	—	—	1,009,490	1,009,490
Accrued interest receivable	3,166	41	243	2,882	3,166
Other investments:
FHLB and PCBB stock	5,548	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$1,020,711	$—	$1,021,571	$—	$1,021,571
Accrued interest payable	2,686	—	2,686	—	2,686

Note 16. Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was 0.625% in 2016 and increased 0.625% annually until 2019. As of September 30, 2020, the capital conservation buffer for the Company is 2.50%. Management believes as of September 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in the following discussion as well. All of the Company’s ratios would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2020 and December 31, 2019, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios, exclusive of the capital conservation buffer, are presented below as of September 30, 2020 and December 31, 2019:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Total capital (to risk-weighted assets)
Consolidated	$153,025	14.93%	N/A	N/A	N/A	N/A
Bank	148,830	14.51%	82,031	8.00%	102,538	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	140,192	13.67%	N/A	N/A	N/A	N/A
Bank	135,995	13.26%	61,523	6.00%	82,031	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	140,192	13.67%	N/A	N/A	N/A	N/A
Bank	135,995	13.26%	46,142	4.50%	66,650	6.50%
Tier 1 capital (to average assets)
Consolidated	140,192	10.85%	N/A	N/A	N/A	N/A
Bank	135,995	10.52%	51,703	4.00%	64,629	5.00%

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$150,092	15.18%	N/A	N/A	N/A	N/A
Bank	147,820	14.96%	79,069	8.00%	98,836	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	59,301	6.00%	79,069	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	44,476	4.50%	64,243	6.50%
Tier 1 capital (to average assets)
Consolidated	139,975	12.14%	N/A	N/A	N/A	N/A
Bank	137,703	11.95%	46,103	4.00%	57,629	5.00%

Note 17. Earnings per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shares are allocated between common shares and participating securities. The Company’s restricted stock awards are considered participating securities as the unvested awards have non-forfeitable rights to dividends, paid or unpaid, on unvested awards. The factors used in the earnings per share computation are as follows:

	Three Months Ended
	September 30,
(Dollars in thousands, except share data)	2020	2019
Basic
Net income	$3,595	$4,000
Undistributed earnings allocated to participating securities	(44)	(81)
Net income allocated to common shares	3,551	3,919
Weighted average common shares outstanding	15,148,833	15,768,654
Basic earnings per common share	$0.23	$0.25
Diluted
Net income allocated to common shares	$3,551	$3,919
Weighted average common shares outstanding for basic earnings per common share	15,148,833	15,768,654
Add: Dilutive effects of assumed exercises of stock options	33,900	238,832
Average shares and dilutive potential common shares	15,182,733	16,007,486
Diluted earnings per common share	$0.23	$0.24

	Nine Months Ended
	September 30,
(Dollars in thousands, except share data)	2020	2019
Basic
Net income	$9,310	$12,576
Undistributed earnings allocated to participating securities	(154)	(309)
Net income allocated to common shares	9,156	12,267
Weighted average common shares outstanding	15,235,617	15,756,886
Basic earnings per common share	$0.60	$0.78
Diluted
Net income allocated to common shares	$9,156	$12,267
Weighted average common shares outstanding for basic earnings per common share	15,235,617	15,756,886
Add: Dilutive effects of assumed exercises of stock options	48,573	235,129
Average shares and dilutive potential common shares	15,284,190	15,992,015
Diluted earnings per common share	$0.60	$0.77

Stock options and restricted stock awards for 277,000 and 222,000 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2020, respectively. No shares of common stock were antidilutive for the three and nine months ended September 30, 2019.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in the “Notes to Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies” of the audited consolidated financial statements included in the Company’s Form 10-K for the period ended December 31, 2019.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the ALL when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALL. Management estimates the ALL balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the ALL may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Selected Financial Data

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Income Statement Data:
Interest income	$13,016	$15,112	$40,281	$44,077
Interest expense	1,597	3,893	7,098	10,883
Net interest income	11,419	11,219	33,183	33,194
Provision for loan losses	1,399	290	4,130	691
Noninterest income	3,021	2,732	7,379	8,912
Noninterest expense	7,987	8,424	23,528	24,855
Income before taxes	5,054	5,237	12,904	16,560
Provision for income taxes	1,459	1,237	3,594	3,984
Net Income	$3,595	$4,000	$9,310	$12,576
Diluted earnings per share	$0.23	$0.24	$0.60	$0.77
Performance Ratios:
Return on average assets (annualized)	1.11%	1.41%	1.00%	1.54%
Return on average equity (annualized)	10.22%	11.74%	8.88%	12.55%
Net interest margin (annualized)	3.66%	4.13%	3.71%	4.25%
Efficiency ratio (1)	55.31%	60.39%	58.00%	59.03%

(1)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	As of
	September 30,	December 31,
	2020	2019
Balance Sheet Data:
Loans held for sale	$41,430	$2,100
Gross loans, net of unearned income	1,072,790	990,138
Allowance for loan losses	14,164	10,050
Total assets	1,339,821	1,179,520
Deposits	1,170,164	1,020,711
Shareholders’ equity	141,549	140,576
Credit Quality:
Nonperforming loans	$330	$1,548
Nonperforming assets	330	1,548
Net charge-offs to average gross loans (annualized)	0.00%	0.00%
Nonperforming assets to gross loans plus OREO	0.03%	0.16%
ALL to nonperforming loans	4,295%	649%
ALL to gross loans	1.32%	1.02%
Capital Ratios:
Total risk-based capital ratio	14.93%	15.18%
Tier 1 risk-based capital ratio	13.67%	14.16%
Common equity tier 1 ratio	13.67%	14.16%
Leverage ratio	10.85%	12.14%

COVID-19 AND GOVERNMENT RESPONSE

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the local, state, national and global economies. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter-in-place requirements in many states and communities. This has increased unemployment levels and caused extreme volatility in the financial markets. While COVID-19 has negatively impacted the economy, the CARES Act provided for financial stimulus and government lending programs at unprecedented levels. The benefits of these programs, as well as any potential additional stimulus, to effectively support businesses and consumers within the economy are uncertain.

The Company was able to react quickly to these changes because of the commitment and flexibility of its workforce coupled with a well-prepared business continuity plan. The Company has taken various steps to help our customers, employees, and communities, while maintaining safe and sound banking operations. The Company has been assisting customers with loan deferrals and the PPP loans and has provided employees remote working environment while maintaining fully functioning operations in all areas. Since the pandemic has begun, the Company donated $1.0 million through the Open Stewardship Foundation to support small restaurants in the communities we serve. The Company also donated $100,000 in contribution from its Board of Directors and employees to two local non-profit organizations to support families who are most severely impacted by the pandemic.

The CARES Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act allocated $349 billion for loans to be issued by financial institutions through the SBA as part of a program known as the Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  If not forgiven, in whole or in part, these PPP loans carry a fixed rate of 1.00% and a term of two years.  Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. The PPP / HCEA Act was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP / HCEA Act authorized $310 billion in additional funding under the CARES Act for PPP loans to be issued by financial institutions through the SBA. In addition, the Federal Reserve Bank implemented a liquidity facility made available to financial institutions participating in the Paycheck Protection Program Liquidity Facility (“PPPLF”).  In conjunction with the PPP, the PPPLF allows the Federal Reserve Banks to lend to member banks on a non-recourse basis with PPP loans as collateral. Additionally, the CARES Act provides for relief on existing and new SBA loans through Small Business Debt Relief. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. The CARES Act also provides for Mortgage Payment Relief and a foreclosure moratorium. As of September 30, 2020, the Company processed 978 loans for an aggregate loan balance of $66.3 million under the CARES Act and the PPP / HCEA Act.

Recent interagency guidance from the Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. The Company implemented a loan modification program to assist our clients experiencing financial stress resulting from the economic impacts caused by the pandemic. The Company has offered loan payment deferrals of up to six months for commercial and consumer borrowers impacted by the pandemic who have not been delinquent over 30 days on payments at the time of borrowers’ deferral requests. The Company believes our loan modification program satisfies the applicable requirements under the interagency guidance. The Company processed payment deferral requests under the interagency guidance and Section 4013 of the CARES Act for 172 loan accounts from borrowers across multiple industries for an aggregate of $229.9 million. The Company believes our loan modification program satisfies the applicable requirements.

As of September 30, 2020, 130 loans with an aggregate balance of $173.0 million, including 51 home mortgage loans with an aggregate balance of $22.3 million have resumed regular payments.

The following tables summarize loan portfolio breakdown by industry and loan deferral requests as of the dates presented:

Loan Portfolio Breakdown by Industry
Excluding Home mortgage and consumer loans
(Dollars in thousands)	As of September 30, 2020
Industry	Number of accounts	% of total	Balance	% of total
Real estate lessors	226	11.0%	$356,315	35.8%
- Retail	91	4.4	154,921	15.6
- Industrial	45	2.2	91,728	9.2
- Mixed use	15	0.7	30,444	3.1
- Office	13	0.6	21,120	2.1
- Multifamily	8	0.4	5,682	0.6
- Other	54	2.6	52,420	5.3
Hotel / motel	194	9.4	159,911	16.1
Gas station	213	10.3	142,057	14.3
Wholesale	286	13.9	66,800	6.7
Food services / restaurant	284	13.8	40,461	4.1
Car washes	52	2.5	39,009	3.9
Laundry services	84	4.1	20,547	2.1
Church	23	1.1	14,048	1.4
Educational service	14	0.7	6,504	0.7
Other	684	33.2	149,845	15.1
Total	2,060	100%	$995,497	100%

Loan Deferment Summary by Industry
Excluding Home mortgage and consumer loans
(Dollars in thousands)	As of September 30, 2020
Industry	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Real estate lessors	6	25.0%	2.7%	$7,097	14.5%	2.0%
- Retail	4	16.7	4.4	5,600	11.4	3.6
- Industrial	-	0.0	0.0	-	0.0	0.0
- Mixed use	-	0.0	0.0	-	0.0	0.0
- Office	-	0.0	0.0	-	0.0	0.0
- Multifamily	-	0.0	0.0	-	0.0	0.0
- Other	2	8.3	3.7	1,497	3.1	2.9
Hotel / motel	10	41.7	5.2	32,191	65.6	20.1
Gas station	-	0.0	0.0	-	0.0	0.0
Wholesale	-	0.0	0.0	-	0.0	0.0
Food services / restaurant	4	16.7	1.4	4,693	9.6	11.6
Car washes	2	8.3	3.8	3,954	8.1	10.1
Laundry services	1	4.2	1.2	329	0.7	1.6
Church	1	4.2	4.3	786	1.6	5.6
Educational service	-	0.0	0.0	-	0.0	0.0
Other	-	0.0	0.0	-	0.0	0.0
Total	24	100.0%	1.2%	$49,050	100.0%	4.9%

* Number of accounts and balance information were as of September 30, 2020.

Loan Deferment Summary by Loan Type
(Dollars in thousands)	As of September 30, 2020
Loan Type	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Real estate loans	18	42.9%	5.1%	$43,806	77.0%	6.8%
C & I loans	6	14.3	3.0	5,244	9.2	5.7
Loans, excluding home mortgage and consumer loans	24	57.1	1.2	49,050	86.2	4.9
Home Mortgage loans	18	42.9	5.7	7,862	13.8	6.3
Total	42	100.0%	1.8%	$56,912	100.0%	5.1%

* Number of accounts and balance information were as of September 30, 2020.

Loan Deferment Status Change by Loan Type
	Total deferments under		Payment resumed
	the COVID-19 loan modifications		or paid off		Remaining deferments
(Dollars in thousands)	as of September 30, 2020		as of September 30, 2020		as of September 30, 2020
Loan Type	Number of accounts	Balance	Number of accounts	Balance	Number of accounts	Balance
Loans, excluding home mortgage and consumer loans	103	199,728	79	150,677	24	49,050
Home Mortgage loans	69	30,205	51	22,344	18	7,862
Total	172	$229,933	130	$173,021	42	$56,912

Results of Operations—Comparison for the Three Months Ended September 30, 2020 and 2019

The following discussion of our results of operations compares the three months ended September 30, 2020 to the three months ended September 30, 2019.

We reported net income for the three months ended September 30, 2020 of $3.6 million, or $0.23 per diluted common share, compared to net income of $4.0 million, or $0.24 per diluted common share, for the three months ended September 30, 2019, a decrease of $405,000, or 10.1%. The decrease was primarily due to a $1.1 million increase in provision for loan losses and a $222,000 increase in income tax expense, partially offset by a $200,000 increase in net interest income, a $289,000 increase in noninterest income and a $437,000 decrease in noninterest expense.

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

	Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest earning assets:
Federal Funds sold and other investments (1)	$93,827	$116	0.49%	$78,216	$502	2.52%
Securities available for sale	84,869	319	1.50	54,472	332	2.44
Total investments	178,696	435	0.97	132,688	834	2.49
Real estate loans	630,255	7,461	4.71	573,102	7,978	5.52
SBA loans	219,183	2,719	4.94	144,439	3,213	8.83
C & I loans	89,103	847	3.78	102,311	1,489	5.77
Home Mortgage loans	122,222	1,531	5.01	123,336	1,546	5.01
Consumer loans	1,412	23	6.48	3,239	52	6.39
Total loans (2)	1,062,175	12,581	4.72	946,427	14,278	5.99
Total earning assets	1,240,871	13,016	4.18	1,079,115	15,112	5.56
Noninterest-earning assets	52,145			51,680
Total assets	$1,293,016			$1,130,795

Interest-bearing liabilities:
NOW and Savings	$9,430	$2	0.08%	$5,321	$3	0.25%
Money market deposits	289,512	392	0.54	275,259	1,295	1.87
Time deposits	364,928	1,203	1.31	420,922	2,595	2.45
Total interest-bearing deposits	663,870	1,597	0.96	701,502	3,893	2.20
Borrowings	10,001	—	0.00	120	—	0.00
Total interest-bearing liabilities	673,871	1,597	0.94	701,622	3,893	2.20
Noninterest-bearing liabilities:
Noninterest-bearing deposits	460,965			275,316
Other noninterest-bearing liabilities	17,507			17,628
Total noninterest-bearing liabilities	478,472			292,944
Shareholders’ equity	140,673			136,229
Total liabilities and shareholders’ equity	$1,293,016			$1,130,795
Net interest income / interest rate spreads		$11,419	3.24%		$11,219	3.36%
Net interest margin			3.66%			4.13%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$1,124,835	$1,597	0.56%	$976,818	$3,893	1.58%
Total funding liabilities / cost of funds	$1,134,836	$1,597	0.56%	$976,938	$3,893	1.58%

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

	Three Months Ended September 30,
	2020 over 2019
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$81	$(467)	$(386)
Securities available for sale	144	(157)	(13)
Total investments	225	(624)	(399)
Real estate loans	730	(1,247)	(517)
SBA loans	1,251	(1,745)	(494)
C & I loans	(175)	(467)	(642)
Home Mortgage loans	(15)	-	(15)
Consumer loans	(30)	1	(29)
Total loans	1,761	(3,458)	(1,697)
Total earning assets	1,986	(4,082)	(2,096)

NOW and Savings	1	(2)	(1)
Money market deposits	63	(966)	(903)
Time deposits	(309)	(1,083)	(1,392)
Total interest-bearing deposits	(245)	(2,051)	(2,296)
Borrowings	—	—	—
Total interest-bearing liabilities	(245)	(2,051)	(2,296)

Net interest income	$2,231	$(2,031)	$200

Interest income decreased $2.1 million, or 13.9%, to $13.0 million for the three months ended September 30, 2020 from $15.1 million for the same period in 2019, primarily due to a decrease in reported yield on interest-earning assets as a result of the cumulative market rate decreases of 175 basis points by the Federal Reserve in the last quarter of 2019 and first quarter of 2020, partially offset by a growth in average loans and investments.

Average yield on loans decreased 127 basis points to 4.72% for the three months ended September 30, 2020 from 5.99% for the same period in 2019, and average yield on securities available for sale decreased 94 basis points to 1.50% for the three months ended September 30, 2020 from 2.44% for the same period in 2019, primarily due to downward repricings of loan and investment portfolios from the market rate decreases by the Federal Reserve since October 2019. Average yield on Federal Funds and other investments decreased 203 basis points to 0.49% for the three months ended September 30, 2020 from 2.52% for the same period in 2019 due to decreases in rates paid on Federal Funds by the Federal Reserve. Average yield on interest-earning assets decreased 138 basis points to 4.18% for the three months ended September 30, 2020 from 5.56% for the same period in 2019.

Average loans increased $115.7 million, or 12.2%, to $1.06 billion for the three months ended September 30, 2020 from $946.4 million for the same period in 2019 primarily due to increases in real estate and SBA loans including SBA PPP loans. Average total investments including securities available for sale, Federal Funds, and other investments increased $46.0 million, or 34.7%, to $178.7 million for the three months ended September 30, 2020 from $132.7 million for the same period in 2019 primarily due to purchases of $56.7 million in securities available for sale in 2020. Average interest-earning assets increased $161.8 million, or 15.0%, to $1.24 billion for the three months ended September 30, 2020 from $1.08 billion for the same period in 2019.

Interest expense decreased $2.3 million, or 59.0%, to $1.6 million for the three months ended September 30, 2020 from $3.9 million for the same period in 2019, primarily due to decreases in average cost and balance of interest-bearing liabilities.

Average cost of interest-bearing liabilities decreased 126 basis points to 0.94% for the three months ended September 30, 2020 from 2.20% for the same period in 2019 primarily due to management’s reduction of rates paid on interest-bearing deposits in response to the rate decreases by the Federal Reserve.

Average interest-bearing liabilities decreased $27.8 million, or 4.0%, to $673.9 million for the three months ended September 30, 2020 compared to $701.6 million for the same period in 2019, primarily due to a $56.0 million decrease in time deposits, partially offset by increases of $18.4 million and $9.9 million in other interest-bearing deposits and FHLB borrowings, respectively.

Net interest income increased $200,000, or 1.8%, to $11.4 million for the three months ended September 30, 2020 compared to $11.2 million for the same period in 2019. The net interest spread and net interest margin for the three months ended September 30, 2020, were 3.24% and 3.66%, respectively, compared to 3.36% and 4.13%, respectively, for the same period in 2019.

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

The provision for loan losses increased $1.1 million to $1.4 million for the three months ended September 30, 2020 compared to $290,000 for the same period in 2019. Management has made adjustments to qualitative factors on all loan types to reflect the pandemic’s prolonged potential adverse impacts on national, state, and local economic and business conditions. The increases in qualitative factors accounted for $1.2 million, or 80%, of the provision for loan losses for the three months ended September 30, 2020.

Noninterest Income

While interest income remains the largest single component of total revenues, noninterest income is also an important component. A portion of our noninterest income is associated with SBA lending activity, consisting of gains on sale of loans in the secondary market and servicing income from loans sold with servicing right retained. The servicing assets that result from sales of SBA loans with servicing rights retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid. Other sources of noninterest income include loan servicing fees, service charges and fees on deposits, and gains on sale of securities.

Noninterest income for the three months ended September 30, 2020 increased $289,000, or 10.6%, to $3.0 million compared to $2.7 million for the same period in 2019, primarily due to increases of $340,000 in loan servicing fees and $99,000 in gain on sale of loans, partially offset by a decrease of $140,000 in service charges on deposits. The increase in loan servicing fees, net of amortization, was primarily due to a decrease in amortization from lower SBA loan payoffs in the three months ended September 30, 2020 compared to the same period in 2019. The increase in gain on sale of loans was due to a $1.8 million gain on $24.0 million sales in SBA loans for the three months ended September 30, 2020 compared to a $1.7 million gain on $22.2 million sales in SBA loans for the same period in 2019. The decrease in service charges on deposits was primarily due to lower overdraft charges for the three months ended September 30, 2020 compared to the same period in 2019, reflecting higher balances and lower transaction activities on deposit accounts amid the pandemic.

The following table sets forth the various components of our noninterest income for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$251	$391	$(140)
Loan servicing fees, net of amortization	583	243	340
Gain on sale of loans	1,813	1,714	99
Other income and fees	374	384	(10)
Total noninterest income	$3,021	$2,732	$289

Noninterest Expense

Noninterest expense for the three months ended September 30, 2020 was $8.0 million compared to $8.4 million for the same period in 2019, a decrease of $437,000 or 5.2%. The decrease was primarily attributable to decreases in salaries and employee benefits, promotion and advertising, and other expenses, partially offset by an increase in FDIC insurance and regulatory assessments expenses.

The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$5,086	$5,349	$(263)
Occupancy and equipment	1,266	1,232	34
Data processing and communication	424	385	39
Professional fees	287	261	26
FDIC insurance and regulatory assessments	112	(21)	133
Promotion and advertising	81	182	(101)
Directors' fees and stock-based compensation	147	228	(81)
Foundation donation and other contributions	360	402	(42)
Other expenses	224	406	(182)
Total noninterest expense	7,987	8,424	(437)

Salaries and employee benefits expense decreased $263,000, or 4.9%, to $5.1 million for the three months ended September 30, 2020 from $5.3 million for the same period in 2019, primarily attributable to an increase in deferred loan origination costs. The increase in deferred loan origination costs was due to higher loan origination of $140.2 million for the three months ended September 30, 2020 compared to $100.3 million for the same period in 2019.

Promotion and advertising expenses decreased $101,000, or 55.5%, to $81,000 for the three months ended September 30, 2020 compared to $182,000 for the same period in 2019, and other expenses decreased $182,000, or 44.8%, to $224,000 for the three month ended September 30, 2020, compared to $406,000 for the same period in 2019, primarily reflecting lower promotion, advertising and business development activities amid the pandemic.

FDIC insurance and regulatory assessments increased $133,000 to $112,000 for the three months ended September 30, 2020 compared to a reversal of $21,000 for the same period in 2019. The FDIC insurance and regulatory assessments for the second half of 2019 was lower due to the small bank assessments credits that were applied to offset FDIC assessments.

Income Tax Expense

Income tax expense was $1.5 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. The effective income tax rate increased to 28.9% for the three months ended September 30, 2020 compared to 23.6% for the same period in 2019, primarily due to realizing a lower amount of tax benefits resulting from the decrease in exercise of non-qualified stock options during the three months ended September 30, 2020 compared to the same period in 2019.

Results of Operations—Comparison for the Nine Months Ended September 30, 2020 and 2019

The following discussion of our results of operations compares the nine months ended September 30, 2020 to the nine months ended September 30, 2019.

We reported net income for the nine months ended September 30, 2020 of $9.3 million compared to net income of $12.6 million for the nine months ended September 30, 2019, a decrease of $3.3 million or 26.0%. The decrease was primarily due to a $3.8 million increase in provision for loan losses and a $1.5 million decrease in noninterest income, partially offset by a $1.3 million decrease in noninterest expense and a $390,000 decrease in income tax expense.

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

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest earning assets:
Federal Funds sold and other investments (1)	$90,733	$538	0.78%	$65,911	$1,332	2.67%
Securities available for sale	66,752	920	1.84	54,190	1,019	2.51
Total investments	157,485	1,458	1.23	120,101	2,351	2.60
Real estate loans	634,178	23,159	4.88	551,663	22,964	5.57
SBA loans	182,842	8,001	5.85	137,663	9,209	8.94
C & I loans	94,455	3,044	4.30	104,405	4,641	5.94
Home Mortgage loans	121,332	4,521	4.97	125,788	4,770	5.06
Consumer loans	2,362	98	5.60	2,864	141	6.58
Loans (2)	1,035,169	38,823	5.01	922,383	41,725	6.50
Total earning assets	1,192,654	40,281	4.51	1,042,484	44,076	5.65
Noninterest-earning assets	50,065			48,215
Total assets	$1,242,719			$1,090,699

Interest-bearing liabilities:
NOW and Savings	$8,680	$9	0.14%	$5,075	$10	0.25%
Money market deposits	291,676	1,826	0.84	269,446	3,751	1.86
Time deposits	407,625	5,263	1.72	396,701	7,122	2.40
Total interest-bearing deposits	707,981	7,098	1.34	671,222	10,883	2.17
Borrowings	4,688	—	0.00	41	—	0.00
Total interest-bearing liabilities	712,669	7,098	1.33	671,263	10,883	2.17
Noninterest-bearing liabilities:
Noninterest-bearing deposits	372,390			271,517
Other noninterest-bearing liabilities	17,929			14,317
Total noninterest-bearing liabilities	390,319			285,834
Shareholders’ equity	139,731			133,602
Total liabilities and shareholders’ equity	$1,242,719			$1,090,699
Net interest income / interest rate spreads		$33,183	3.18%		$33,193	3.48%
Net interest margin			3.71%			4.25%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$1,080,371	$7,098	0.88%	$942,739	$10,883	1.54%
Total funding liabilities / cost of funds	$1,085,059	$7,098	0.87%	$942,780	$10,883	1.54%

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

	Nine Months Ended September 30,
	2020 over 2019
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$373	$(1,167)	$(794)
Securities available for sale	207	(306)	(99)
Total investments	580	(1,473)	(893)
Real estate loans	3,230	(3,035)	195
SBA loans	2,519	(3,727)	(1,208)
C & I loans	(410)	(1,187)	(1,597)
Home Mortgage loans	(166)	(83)	(249)
Consumer loans	(23)	(20)	(43)
Loans	5,150	(8,052)	(2,902)
Total earning assets	5,730	(9,525)	(3,795)

NOW and Savings	5	(6)	(1)
Money market deposits	287	(2,212)	(1,925)
Time deposits	194	(2,053)	(1,859)
Total interest-bearing deposits	486	(4,271)	(3,785)
Borrowings	—	—	—
Total interest-bearing liabilities	486	(4,271)	(3,785)

Net interest income	$5,244	$(5,254)	$(10)

Interest income decreased $3.8 million, or 8.6%, to $40.3 million for the nine months ended September 30, 2020 from $44.1 million for the same period in 2019, primarily due to a decrease in the reported yield on interest-earning assets as a result of the cumulative market rate decreases by Federal Reserve, partially offset by growth in average loans and investments.

Average yield on loans decreased 104 basis points to 5.01% for the nine months ended September 30, 2020 from 6.05% for the same period in 2019, and average yield on securities available for sale decreased 67 basis points to 1.84% for the nine months ended September 30, 2020 from 2.51% for the same period in 2019, primarily due to downward repricings of loan and investment portfolio from the rate decreases by the Federal Reserve. Average yield on Federal Funds and other investments decreased 189 basis points to 0.78% for the nine months ended September 30, 2020 from 2.67% for the same period in 2019 due to decreases in rates paid on Federal Funds by the Federal Reserve. Average yield on interest-earning assets decreased 114 points to 4.51% for the nine months ended September 30, 2020 from 5.65% for the same period in 2019.

Average loans increased $112.8 million, or 12.2%, to $1.04 billion for the nine months ended September 30, 2020 from $922.4 million for the same period in 2019 primarily due to increases in real estate and SBA loans including SBA PPP loans. Average total investments including securities available for sale, Federal Funds, and other investments increased $37.4 million, or 31.1%, to $157.5 million for the nine months ended September 30, 2020 from $120.1 million for the same period in 2019, primarily due to an increase in Federal Funds from excess liquidity in 2020 and purchases of $56.7 million in securities available for sale in 2020. Average interest-earning assets increased $150.2 million, or 14.4%, to $1.19 billion for the nine months ended September 30, 2020 from $1.04 billion for the same period in 2019.

Interest expense decreased $3.8 million, or 34.8%, to $7.1 million for the nine months ended September 30, 2020 from $10.1 million for the same period in 2019, primarily due to a decrease in average cost of interest-bearing liabilities, partially offset by growth in average interest-bearing deposits.

Average cost of interest-bearing liabilities decreased 84 basis points to 1.33% for the nine months ended September 30, 2020 from 2.17% for the same period in 2019 primarily due to management’s reduction of rates paid on interest-bearing deposits in response to the rate decreases by the Federal Reserve.

Average interest-bearing liabilities increased $41.4 million, or 6.2%, to $712.7 million for the nine months ended September 30, 2020 compared to $671.3 million for the same period in 2019, primarily due to a $22.2 million increase in average money market deposits, a $10.9 million increase in average time deposits, and a $4.7 million increase in average FHLB borrowings.

Net interest income for the nine months ended September 30, 2020 and 2019 were $33.2 million. The net interest spread and net interest margin for the nine months ended September 30, 2020 were 3.18% and 3.71%, respectively, compared with 3.48% and 4.25%, respectively, for the same period in 2019.

Provision for Loan Losses

The provision for loan losses increased $3.4 million, or 497.7%, to $4.1 million for the nine months ended September 30, 2020 compared to $691,000 for the same period in 2019. Management has made adjustments to qualitative factors on all loan types to reflect the pandemic’s prolonged potential adverse impacts on national, state, and local economic and business conditions. The increases in qualitative factors accounted for $3.7 million, or 91%, of the provision for loan losses for the nine months ended September 30, 2020.

Noninterest Income

Noninterest income decreased $1.5 million, or 17.2%, to $7.4 million for the nine months ended September 30, 2020 compared to $8.9 million for the same period in 2019, primarily due to a decrease of $1.3 million in other income, a decrease of $475,000 in gain on sale of loans, and a decrease of $403,000 in service charges on deposits, partially offset by an increase of $636,000 in loan servicing fees. The decrease in other income was primarily due to a $1.2 million in one-time gain on company owned life insurance in the first quarter of 2019. The decrease in gain on sale of loans was due to a $3.9 million gain on $56.5 million sales in SBA loans for the nine months ended September 30, 2020 compared to a $4.3 million gain on $61.1 million sales in SBA loans for the same period in 2019. The decrease in service charges on deposits was primarily due to lower overdraft charges for the nine months ended September 30, 2020 compared to the same period in 2019, reflecting higher balances and lower transaction activities on deposit accounts amid the pandemic. The increase in loan servicing fees, net of amortization, was primarily due to a decrease in amortization from lower SBA loan payoffs in the nine months ended September 30, 2020 compared to the same period in 2019.

The following table sets forth the various components of our noninterest income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$849	$1,252	$(403)
Loan servicing fees, net of amortization	1,489	853	636
Gain on sale of loans	3,904	4,379	(475)
Other income and fees	1,137	2,428	(1,291)
Total noninterest income	$7,379	$8,912	$(1,533)

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2020 was $23.5 million compared to $24.9 million for the same period in 2019, a decrease of $1.3 million, or 5.3%. The decrease was primarily attributable to decreases in salaries and employee benefits and foundation donation and other contributions, partially offset by an increase in occupancy and equipment expenses.

The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$14,505	$15,862	$(1,357)
Occupancy and equipment	3,737	3,441	296
Data processing and communication	1,247	1,110	137
Professional fees	836	711	125
FDIC insurance and regulatory assessments	334	188	146
Promotion and advertising	405	543	(138)
Directors' fees and stock-based compensation	603	680	(77)
Foundation donation and other contributions	935	1,169	(234)
Other expenses	926	1,151	(225)
Total noninterest expense	23,528	24,855	(1,327)

Salaries and employee benefits expense decreased $1.4 million, or 8.6%, to $14.5 million for the nine months ended September 30, 2020 from $15.9 million for the same period in 2019, primarily due to an increase in deferred loan origination costs for SBA PPP loans originated in the second quarter of 2020, partially offset by an increase in the number of employees to support continued growth, annual salary adjustments, and increased benefit costs. The average numbers of full-time equivalent employees were 171.2 and 164.8 in the nine months ended September 30, 2020 and 2019, respectively.

Foundation donation and other contributions for the nine months ended September 30, 2020 decreased $234,000, or 20.0% to $935,000 from $1.2 million for the same period in 2019, primarily due to a decrease in donation accruals for Open Stewardship Foundation, which are directly proportionate to our after-tax net income.

Occupancy and equipment expense increased $296,000, or 8.6%, to $3.7 million for the nine months ended September 30, 2020 compared to $3.4 million for the same period in 2019, primarily due to the openings of new loan production offices and a new branch in 2019.

Income Tax Expense

Income tax expense was $3.6 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively. The effective income tax rate increased to 27.9% for the nine months ended September 30, 2020 compared to 24.1% for the same period in 2019, primarily due to realizing a lower amount of tax benefits resulting from the decrease in exercise of non-qualified stock options during the nine months ended September 30, 2020 compared to the same period in 2019.

Financial Condition

Total assets increased $160.3 million, or 13.6%, to $1.34 billion at September 30, 2020 compared to $1.18 billion at December 31, 2019, primarily due to increases of $82.7 million in gross loans, $36.9 million, or 65.3%, in securities available for sale, and $39.3 million in loans held for sale. We funded our asset growth primarily with an increase of $149.5 million in total deposits during the nine months ended September 30, 2020.

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

All securities in our investment portfolio were classified as available-for-sale at September 30, 2020. There were no held-to-maturity securities in our investment portfolio at September 30, 2020. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available for sale increased $36.9 million, or 65.3%, to $93.5 million at September 30, 2020 from $56.5 million at December 31, 2019, primarily due to purchases of $56.7 million, partially offset by principal paydowns of $17.6 million and a maturity of $3.0 million in securities available for sale for the nine months ended September 30, 2020. No issuer of securities available for sale, other than the U.S. Government and its agencies, comprised more than 10% of our shareholders’ equity as of September 30, 2020 or December 31, 2019.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	September 30, 2020			December 31, 2019
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$2,000	$2,013	$13	$5,000	$5,001	$1
Mortgage-backed securities: residential	21,328	21,768	440	15,559	15,641	82
Collateralized mortgage obligations	68,767	69,701	934	35,723	35,907	184
Total available for sale	$92,095	$93,482	$1,387	$56,282	$56,549	$267

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2020, we evaluated the securities which had an unrealized loss for other than temporary impairment (“OTTI”) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2020
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$2,000	1.65%	$—	—%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	—	—%	6,208	1.85%	15,120	1.67%
Collateralized mortgage obligations	—	—%	—	—%	852	1.74%	67,915	1.30%
Total available for sale	$2,000	1.65%	$—	—%	$7,060	1.83%	$83,035	1.37%

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

Gross loans including deferred costs increased $82.7 million, or 8.4%, to $1.07 billion at September 30, 2020, compared to $990.1 million at December 31, 2019, primarily due to originations of SBA PPP loans and organic growth in commercial real estate and SBA loans for the nine months ended September 30, 2020.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$640,281	60%	$630,668	64%
SBA loan - real estate	138,339	13%	122,373	12%
Total real estate	778,620	73%	753,041	76%
SBA loan - non-real estate	75,339	7%	9,895	1%
Commercial and industrial	91,814	8%	103,852	10%
Home mortgage	125,656	12%	120,686	12%
Consumer	1,361	<1%	2,664	<1%
Gross loans	1,072,790	100%	990,138	100%
Allowance for loan losses	(14,164)		(10,050)
Net loans	$1,058,626		$980,088

The following tables presents the maturity distribution of our loans as of September 30, 2020 and December 31, 2019. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of September 30, 2020
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$72,124	$47,968	$266,927	$153,658	$69,441	$30,163	$640,281
SBA loans - real estate	—	—	—	—	—	138,339	138,339
Total real estate	72,124	47,968	266,927	153,658	69,441	168,502	778,620
SBA loan - non-real estate	—	3	64,634	990	—	9,712	75,339
Commercial and industrial	148	38,469	221	39,725	—	13,251	91,814
Home mortgage	—	—	—	—	111,697	13,959	125,656
Consumer	—	321	—	1,040	—	—	1,361
Gross loans	$72,272	$86,761	$331,782	$195,413	$181,138	$205,424	$1,072,790

	As of December 31, 2019
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$40,641	$30,792	$267,292	$173,730	$77,338	$40,875	$630,668
SBA loans - real estate	—	—	—	—	—	122,373	122,373
Total real estate	40,641	30,792	267,292	173,730	77,338	163,248	753,041
SBA loan - non-real estate	—	41	—	772	—	9,082	9,895
Commercial and industrial	—	52,220	398	35,016	—	16,218	103,852
Home mortgage	—	—	—	—	112,662	8,024	120,686
Consumer	—	895	—	1,769	—	—	2,664
Gross loans	$40,641	$83,948	$267,690	$211,287	$190,000	$196,572	$990,138

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services-oriented entities), SBA loans (primarily unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 84.3% of our gross loans are secured by real property as of September 30, 2020, compared to 88.2% as of December 31, 2019.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At September 30, 2020, approximately 64% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At September 30, 2020, our average loan-to-value for commercial real estate loans was approximately 53%. Our commercial real estate loan portfolio totaled $640.3 million at September 30, 2020 compared to $630.7 million at December 31, 2019.

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

As of September 30, 2020, our SBA portfolio totaled $213.7 million, including $64.6 million of SBA PPP loans, compared to $132.3 million as of December 31, 2019, an increase of $81.4 million, or 61.5%. We originated $121.3 million of SBA loans, including $66.3 million of SBA PPP loans in the nine months ended September 30, 2020 compared to $83.1 million in the nine months ended September 30, 2019.

Loans held for sale was $41.4 million at September 30, 2020, compared to $66,000 at December 31, 2019. We originated $52.4 million of SBA loans during the month of September in 2020, and we have not sold any loans held in LHFS at September 30, 2020 to secondary market as of November 4, 2020.

Commercial and industrial loans totaled $91.8 million at September 30, 2020 compared to $103.9 million at December 31, 2019.

We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. The loan product is a five-year or seven-year hybrid adjustable rate mortgage which reprices after five years to the one-year LIBOR plus certain spreads. We originate the non-qualified single-family home mortgage loans held by us for investment. Home mortgage loans totaled $125.7 million at September 30, 2020 compared to $120.7 million at December 31, 2019, an increase of $5.0 million, or 11.7%.

Loan Servicing

As of September 30, 2020, and December 31, 2019, we serviced $377.3 million and $347.8 million respectively, of SBA loans for others. Activities for loan servicing rights for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Increase (decrease)	2020	2019	Increase (decrease)
Beginning balance	$6,972	$6,996	$(24)	$7,024	$6,987	$37
Additions	585	552	33	1,354	1,553	(199)
Amortized to expense	(335)	(589)	254	(1,156)	(1,581)	425
Ending balance	$7,222	$6,959	$263	$7,222	$6,959	$263

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

In cases where a borrower experiences financial difficulty and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. Interest income on impaired loans is accrued as earned, unless the loan is placed on non-accrual status. The Company’s loan payment deferrals in response to COVID-19 pandemic, however, are not classified as troubled debt restructurings.

The allowance for loan losses was $14.2 million at September 30, 2020 and $10.1 million at December 31, 2019. The allowance for loan losses was 1.32% of gross loans at September 30, 2020 compared to 1.02% at December 31, 2019. Excluding fully guaranteed SBA PPP loans, the allowance for loan losses was 1.40% of gross loans at September 30, 2020.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. The Federal Reserve Board and the California Department of Financial Protection and Innocation also review the allowance for loan losses as an integral part of their examination process. Based on information currently available, management believes that our allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California’s economic conditions and the real estate market in our market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Analysis of the Allowance for Loan Losses.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the three and nine months ended September 30, 2020 and 2019.

	As of and For the Three Months Ended September 30,
	2020				2019
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$7,145	$994	$—	$8,139	$5,554	$102	$—	$5,656
SBA loans - real estate	1,346	412	—	1,758	933	—	—	933
Total real estate	8,491	1,406	—	9,897	6,487	102	—	6,589
SBA loan - non-real estate	253	18	—	271	119	(2)	—	117
Commercial and industrial	1,920	(5)	—	1,915	1,266	171	175	1,262
Home mortgage	2,074	(15)	—	2,059	1,609	26	—	1,635
Consumer	26	(5)	(1)	22	44	(7)	—	37
Total	$12,764	$1,399	$(1)	$14,164	$9,525	$290	$175	$9,640
Gross loans (1)				$1,072,790				$964,370
Average gross loans (1)				1,052,042				938,280
Net charge-offs to average gross loans (2)				(0.00)%				0.07%
Allowance for loans losses to gross loans				1.32%				1.00%

(1) Gross loans balance and average gross loans balance exclude loans held for sale
(2) Net charge-offs are loan charge-offs net of loan recoveries

	As of and For the Nine Months Ended September 30,
	2020				2019
			Net				Net
	Beginning		Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance	Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$6,000	$2,139	$—	$8,139	$4,805	$851	$—	$5,656
SBA loans - real estate	939	819	—	1,758	894	59	20	933
Total real estate	6,939	2,958	—	9,897	5,699	910	20	6,589
SBA loan - non-real estate	121	167	17	271	505	(388)	—	117
Commercial and industrial	1,289	626	—	1,915	1,746	184	668	1,262
Home mortgage	1,667	392	—	2,059	1,653	(18)	—	1,635
Consumer	34	(13)	(1)	22	33	3	(1)	37
Total	$10,050	$4,130	$16	$14,164	$9,636	$691	$687	$9,640
Gross loans (1)				$1,072,790				$964,370
Average gross loans (1)				1,026,935				916,681
Net charge-offs to average gross loans (2)				0.00%				0.15%
Allowance for loans losses to gross loans				1.32%				1.00%

(1) Gross loans balance and average gross loans balance exclude loans held for sale
(2) Net charge-offs are loan charge-offs net of loan recoveries

The provision for loan losses for the three and nine months ended September 30, 2020 was $1.4 million and $4.1 million, respectively, compared to $290,000 and $691,000 for the three and nine months ended September 30, 2019, respectively. The increase in the provision for loan losses for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to both the COVID-19 pandemic’s unforeseeable impact to the economy and loan balance growth during the period. Considering the pandemic’s negative impacts to national, state, and local economic and business conditions, management increased qualitative factors on all loan types. Management also considered risk mitigating factors such as the Small Business Debt Relief for SBA loans under the CARES Act and low loan-to-value ratios for loans with real estate collateral. The average loan to value ratios as of September 30, 2020 were approximately 56% for commercial real estate and home mortgage loans. The increases in qualitative factors accounted for $3.7 million, or 91%, of the provision for loan losses for the nine months ended September 30, 2020.

The allowance for loan losses was $14.2 million at September 30, 2020, compared to $9.6 million at September 30, 2019. The allowance for loan losses was 1.32% of gross loans at September 30, 2020 compared to 1.00% at September 30, 2019. The allowance for loan losses increased to 4,295% of non-performing loans as of September 30, 2020 from 614% as of September 30, 2019.

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO property at September 30, 2020 and at December 31, 2019.

Non-performing loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO. Non-performing loans were $330,000 at September 30, 2020, a decrease of $1.2 million, compared to $1.5 million at December 31, 2019.

Classified loans were $2.1 million at September 30, 2020, a decrease of $1.4 million, compared to $3.5 million at December 31, 2019. Excluding the SBA guarantee balance retained, classified loans were $3.1 million at December 31, 2019. No SBA guarantee balance was retained at September 30, 2020.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Non-accrual loans	$-	$1,215
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	330	333
Total non-performing loans	330	1,548
Other real estate owned	—	—
Total non-performing assets	$330	$1,548
Non-performing loans to gross loans	0.03%	0.16%
Non-performing assets to total assets	0.02%	0.13%
Allowance for loan losses to non-performing loans	4,292%	649%

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

Total deposits increased $149.5 million, or 14.6%, to $1.17 billion at September 30, 2020 compared to $1.02 billion at December 31, 2019. Noninterest-bearing deposits increased $194.5 million, or 66.1%, to $488.8 million at September 30, 2020 compared to $294.3 million at December 31, 2019, primarily due to increased balances in existing accounts and new money from accounts opened in 2020 as customers preserve excess liquidity amid uncertainties caused by the pandemic. Noninterest-bearing deposits accounted for 41.8% of total deposits at September 30, 2020 compared to 28.8% at December 31, 2019.

The following tables summarize our average deposit balances and weighted average rates for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$460,965	―	%	$275,316	―	%
Interest-bearing:
NOW and Savings deposits	9,430	0.08		5,321	0.25
Money market	289,513	0.54		275,259	1.87
Time deposits ($250,000 or less)	165,803	1.50		201,122	2.43
Time deposits (more than $250,000)	199,125	1.15		219,800	2.46
Total interest-bearing	663,871	0.96		701,502	2.20
Total deposits	$1,124,836	0.56%		$976,818	1.58%

	Nine Months Ended September 30,
	2020			2019
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$372,390	―	%	$271,517	―	%
Interest-bearing:
NOW and Savings deposits	8,680	0.14		5,075	0.25
Money market	291,676	0.84		269,446	1.86
Time deposits ($250,000 or less)	201,073	1.81		197,581	2.37
Time deposits (more than $250,000)	206,552	1.65		199,120	2.43
Total interest-bearing	707,981	1.34		671,222	2.17
Total deposits	$1,080,371	0.88%		$942,739	1.54%

The following tables set forth the maturity of time deposits as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$32,586	$34,336	$72,485	$7,331	$146,738
Time deposits (greater than $250,000)	69,498	67,433	56,647	1,052	194,630
Total time deposits	$102,084	$101,769	$129,132	$8,383	$341,368

	As of December 31, 2019
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits ($250,000 or less)	$35,612	$86,328	$85,650	$8,877	$216,467
Time deposits (greater than $250,000)	60,904	76,166	72,656	3,619	213,345
Total time deposits	$96,516	$162,494	$158,306	$12,496	$429,812

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At September 30, 2020 and December 31, 2019, we had maximum borrowing capacity from the FHLB of $398.4 million and $412.4 million, respectively. We had $10.0 million borrowings from FHLB at September 30, 2020. The Company had no borrowings at December 31, 2019.

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

At September 30, 2020 and December 31, 2019, our gross loan to deposit ratio was 91.7% and 97.0%, respectively.

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

We had $90.0 million and $13.5 million of unsecured Federal Funds lines with no amounts advanced as of September 30, 2020 and as of December 31, 2019, respectively. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $121.0 million and $124.0 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $213.1 million and $206.7 million as of September 30, 2020 and December 31, 2019, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2020 or December 31, 2019, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2020, we had $10.0 million in borrowings from the FHLB of San Francisco which had 0% rate under the Zero-Rate Recovery Advance Program, FHLB’s pandemic relief initiatives. At December 31, 2019, we had no borrowings from the FHLB. Based on the values of loans pledged as collateral, we had $244.9 million and $238.9 million of additional borrowing availability with the FHLB as of September 30, 2020 and December 31, 2019, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2020 and December 31, 2019. We and the Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of September 30, 2020, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since September 30, 2020 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Total capital (to risk-weighted assets)
Consolidated	$153,025	14.93%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	148,830	14.51%	82,031	8.00%	102,538	10.00%	107,665	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	140,192	13.67%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	135,995	13.26%	61,523	6.00%	82,031	8.00%	87,157	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	140,192	13.67%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	135,995	13.26%	46,142	4.50%	66,650	6.50%	71,777	7.00%
Tier 1 capital (to average assets)
Consolidated	140,192	10.85%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	135,995	10.52%	51,703	4.00%	64,629	5.00%	51,703	4.00%

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$150,092	15.18%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	147,820	14.96%	79,069	8.00%	98,836	10.00%	103,778	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	59,301	6.00%	79,069	8.00%	84,010	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	44,476	4.50%	64,243	6.50%	69,185	7.00%
Tier 1 capital (to average assets)
Consolidated	139,975	12.14%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	137,703	11.95%	46,103	4.00%	57,629	5.00%	46,103	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of September 30, 2020 and December 31, 2019:

	Payments Due at September 30, 2020
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$828,796	$—	$—	$—	$828,796
Time deposits	332,985	7,415	318	650	341,368
Operating lease commitments	2,027	3,901	2,723	1,045	9,696
Advanced from FHLB	10,000	—	—	—	10,000
Commitments to fund investments for low income housing partnerships	1,212	1,078	28	44	2,362
Total contractual obligations	$1,175,020	$12,394	$3,069	$1,739	$1,192,222

	Payments Due at December 31, 2019
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$590,899	$—	$—	$—	$590,899
Time deposits	417,316	12,006	490	—	429,812
Operating lease commitments	2,001	4,060	3,518	1,641	11,220
Commitments to fund investments for low income housing partnerships	29	12	23	6	70
Total contractual obligations	$1,010,245	$16,078	$4,031	$1,647	$1,032,001

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

The following table summarized commitments as of the dates presented.

(Dollars in thousands)	As of September 30, 2020	As of December 31, 2019
Commitments to extend credit	$74,146	$66,153
Standby letters of credit	9,722	7,377
Other commercial letters of credit	1,485	1,111
Total	$85,353	$74,641

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2020 and December 31, 2019 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity		Economic Value of Equity Sensitivity
	September 30, 2020	December 31, 2019	September 30, 2020		December 31, 2019
+400 basis points	21.41%	18.23%	10.85%		(2.94)%
+300 basis points	17.32%	14.64%	13.84%		(0.01)%
+200 basis points	12.54%	10.51%	14.94%		1.55%
+100 basis points	6.87%	5.79%	12.21%		2.62%
-100 basis points	0.53%	(5.26)%	(19.12	) %	(4.38)%
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims, including claims related to, employment, wage-hour and labor law claims, lender liability claims, and consumer and privacy claims, some which may be styled as “class action” or representative cases.  We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us.  The outcome of any claims or litigation, regardless of the merits, is inherently uncertain.  We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  The outcomes of our legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. The Company and Bank presently do not have any adverse pending legal actions requiring disclosure.

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

On September 9, 2020, the Company announced a fourth stock repurchase program that authorizes the Company to repurchase up to 500,000 shares of its common stock. During the three month ended September 30, 2020, the Company repurchased an aggregate of 58,116 shares at an average price of $6.07 per share.

The following table summarizes share repurchase activities for the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Program	Approximate Number of Shares that May Yet Be Purchased Under the Program
	(Dollars in thousands, except per share data)
July 1, 2020 to July 31, 2020	—	$—	$—	—
August 1, 2020 to August 31, 2020	—	—	—	—
September 1, 2020 to September 30, 2020	58,116	6.07	58,116	441,884
Total	58,116	$6.07	$58,116	441,884

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

OP Bancorp

Date: November 9, 2020	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: November 9, 2020	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer