Form 10-K
period 2020-12-31
OP Bancorp
filed 2021-03-15
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the common stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2020 as reported on the NASDAQ Global Market, was approximately $81,626,738.

The number of shares outstanding of the Registrant’s Common Stock as of March 10, 2021 was 15,027,635.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected. These risks and uncertainties, some of which are beyond our control, include, but are not limited to:

•

the uncertainties related to the coronavirus pandemic including, but not limited to, the potential adverse effect of the pandemic on the economy, our employees and customers, and our financial performance;

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

PART I

Item 1. Business.

Our Company

We are a bank holding company headquartered in Los Angeles, California. Our commercial banking activities are operated through Open Bank, our banking subsidiary. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers with a focus on the Korean-American community. Having grown our branch and loan production office network over the past ten years, we now operate through nine full service branches located in the greater metropolitan area of Los Angeles, California, Orange County, California, Santa Clara County, California, and Carrollton, Texas, and four loan production offices in the Korean-American communities in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington. We converted our Dallas loan production office to a full service branch with a commercial lending center in Carrollton, Texas in the second quarter of 2019.

As of December 31, 2020, we had consolidated total assets of $1.37 billion, total deposits of $1.20 billion, total loans outstanding (net of $15.4 million of allowance for loan losses) of $1.08 billion, and total shareholders’ equity of $143.4 million. We completed our initial public offering in March 2018 and our common stock is listed on the Nasdaq Global Market.

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

We have a strong, values-based corporate culture rooted in personal community-based relationship banking that permeates throughout our entire organization. We strive to provide quality customer service that exceeds our customers’ expectations. We also heavily invest in our Korean-American communities through our annual contributions to the Open Stewardship Foundation. We believe that customers value a banking partner who is knowledgeable about their business needs with a willingness and commitment to reinvest back into the community. We convey to our customers that banking with us indirectly provides them an opportunity to contribute to the community. We believe our strategic approach creates opportunities for expanding our banking relationships with new and existing customers who value personalized attention, local decision making and view us as an alternative to the large-consolidated Korean-American financial institutions.

We established the Open Stewardship Foundation in 2011 to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. The Foundation operates through a board of directors that includes individuals who are members of our board of directors and executive management team, including our President and Chief Executive Officer and our Chairman of the Board. The Foundation board of directors reviews and approves award grants. We have committed to contribute annually 10% of our consolidated net income after taxes to the Foundation. Since inception, we have donated over $7.4 million to the Foundation, aiding over 190 local non-profits.

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

•

Focus on Organic Growth. We intend to continue to grow organically. We believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our market share. We also seek to offer our various banking products, including our deposit products, residential loan products and cash management services to our commercial loan and SBA borrowers, which we believe provides a basis for expanding our banking relationships. We believe we have built a scalable platform that will support our continual organic growth. Although we are currently focused on organic growth, we will also look for opportunistic strategic acquisitions that complement our commercial banking and the strong personal community-based relationship orientation of our franchise.

•

Increase our Share of Lower-Cost Deposits. We believe the quality of our deposit base and access to stable funding are key components of our success. We have a strong deposit base, characterized by a high level of core deposits, a high proportion of noninterest-bearing accounts and relatively low funding costs. As of December 31, 2020, deposits accounted for 98.1% of total liabilities. Core deposits, which we define as all deposits excluding time deposits exceeding $250,000, accounted for 83.3% of total deposits. Our cost of total deposits was 0.75% for the year ended December 31, 2020. To generate new accounts we employ conventional marketing and advertising initiatives and leverage our community commitment activities. Small businesses are a significant source of low cost deposits and represent opportunities for future growth. We believe that small business owners value both our ability to provide convenience to the banking activities and access to local, responsive decision makers. Commercial accounts also generally have higher deposit balances and transaction volumes than individual deposit accounts. We believe that our convenient branch network, personal relationship-driven culture, diversified product offering, and flexible pricing allow us to accelerate deposit growth. We plan to continue investing in our franchise brand, our community reputation, employees, and product capabilities to further improve customer loyalty with a view toward growing our high quality deposit portfolio.

•

Branch Expansion. We intend to continue our strategy of opening and developing de novo branches particularly into Korean-American populated areas. We have pursued this growth strategy since the beginning of 2012 when we only had one branch location. As of December 31, 2020, we had nine branches. Eight branches are in the greater metropolitan area of Los Angeles, California, Orange County, California, and Santa Clara County, California, and we opened our ninth branch in Carrollton, Texas in the second quarter of 2019. We will review future potential target areas for de novo expansion based on our ability to attract experienced bankers within such targeted regions. In addition, we currently operate four loan production offices located in Atlanta, Georgia, Aurora, Colorado, and Lynwood and Seattle, Washington. We will continue to look for additional markets to expand our loan production capabilities and, if we believe there are opportunities to develop deposit business in these markets, we may expand one or more loan production offices into de novo branches.

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

•

Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well-defined policies and procedures, disciplined underwriting criteria and ongoing risk management. This approach has allowed us to maintain loan growth with a diversified portfolio of high quality assets. We have implemented policies and procedures for credit underwriting and administration, which have enabled us to maintain strong asset quality while at the same time growing our banking business. We believe our credit culture supports accountable bankers, who maintain an ability to expand our customer base as well as make sound decisions. As of December 31, 2020, our ratio of nonperforming assets to total assets was 0.07% and our ratio of nonperforming loans to total loans was 0.09%.

Our Competitive Strengths

Our management team has identified the following competitive strengths that we believe will allow us to continue to achieve our principal objective of increasing shareholder value and generating consistent earnings growth through the organic and strategic expansion of our commercial banking franchise:

•

Experienced Leadership and Management Team. Our experienced executive management team and senior leaders have exhibited the ability to strengthen shareholder value by consistently growing profitably. The members of our executive management team have, on average, more than 30 years’ experience working for large, billion-dollar-plus financial institutions in our markets during various economic cycles. The members of our executive team have been with Open Bank for an average of six years. Our executive management team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation, and problem solving.

•

Personal Relationship-Based Customer Service. We strive to differentiate ourselves from our competition by providing the best “relationship-based” services to small- and medium-sized businesses and their owners and the residents in the Korean-American communities in which we operate. We accomplish this by striving to provide our customers with a superior level of personal and responsive service delivered by experienced bankers in a manner that timely meets our customers’ financial objectives. Our management team’s significant banking and lending experience in our markets gives us a unique understanding of the commercial banking needs of our customers, which allows us to tailor our products and services to meet our customers’ financial objectives. To enhance our relationships with our customers and to identify and meet their particular needs, each customer is assigned a relationship officer (including our SBA borrowers). Approximately 66% of our borrowers also have a deposit relationship with us, providing us with visibility into their liquidity profile and contributing to our ability to manage our asset quality.

•

Strong Community Relationships. A primary mission of Open Bank is to meet the financial services needs of underserved customers in our markets, and we strive to distinguish ourselves by giving back to these communities. In October 2011, we established the Open Stewardship Foundation to actively support local civic organizations, schools, and public services. We have committed to fund the Foundation in an amount equal to 10% of our annual consolidated net income after taxes. This commitment is in our annual operating budget each year. We believe that our community commitment distinguishes us from our competitors and enhances and expands business relationships within the Korean-American communities we serve. Since inception, we have donated over $7.4 million to the Foundation, aiding over 190 local non-profits. Our management team has strong ties and relationships within the Korean-American communities where we operate. The Foundation and our employees and board of directors are involved in community activities that enhance our relationships with a variety of industry leadership groups, including the Korean-American Federation of Los Angeles, the Korean-American Chamber of Commerce of Los Angeles, the Korean-American Manufacturers Association, the Korean-American CPA Society of Southern California, California KAGRO Association, and the Korean Real Estate Brokers Association of Southern California. Affiliation with these local organizations provide our management team with knowledge of local markets and industries, as well as market developments that may impact the evolving business environment in which we operate.

•

Strong Risk Management Practices. We place significant emphasis on risk management as an integral component of our organizational culture. We believe our comprehensive risk management system is designed to make sure that we have sound policies, procedures, and practices for the management of key risks under our risk framework (which includes market, operational, liquidity, interest rate sensitivity, credit, regulatory, legal and reputational risk) and that any exceptions to written policy are reported by senior management to our board of directors or audit committee. Our risk management practices are overseen by the chairman of our audit committee and the chairman of Open Bank’s risk and compliance committees, who have more than 30 years of combined banking experience, and our chief risk officer, who has more than 39 years of banking experience. We believe that our enterprise risk management philosophy has been important in gaining and maintaining the confidence of our various constituencies, along with growing our business and footprint within our markets. We also believe our strong risk management practices are manifested in our asset quality metrics.

•

Efficient and Scalable Platform with Capacity to Support Our Growth. Our management team has built an efficient and scalable corporate infrastructure within our commercial banking franchise, including the areas of banking processes, technology, data processing, underwriting and risk management, which we believe will support our continued growth. While expanding our infrastructure, several departmental functions have been outsourced to gain the experience of outside professionals, while at the same time achieving more favorable economics and cost-effective solutions. Such outsourced areas include the internal audit function, select loan review, interest rate risk management and stress testing. This outsourcing strategy is designed to control costs while adding enhanced controls and service levels. We believe that our scalable infrastructure will continue to allow us to efficiently and effectively manage our anticipated growth.

Market Area

We are headquartered in Los Angeles, California. We currently have one branch in the financial district of downtown Los Angeles, one branch in the fashion district directly adjacent to downtown Los Angeles, and three branches in Koreatown. We also operate a branch in Gardena, located in Los Angeles County, California and a branch in Buena Park, located in Orange County, California. In addition, we have one branch in northern California in Santa Clara. The economic base of these areas is heavily dependent on small- and medium-sized businesses. According to the U.S. Census Bureau, Asian-Americans accounted for 15.4% of the over 10.0 million residents in Los Angeles County as of July 1, 2019. We opened our ninth branch in Carrollton, Texas in the second quarter of 2019. We also operate loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington to support our SBA lending efforts.

Deposit Products

We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We offer a variety of deposit accounts with a wide range of interest rates and terms such as demand, savings, money market and time deposits, with the goal of attracting a wide variety of customers, including small- to medium-sized businesses. We consider our core deposits, defined as all deposits except for time deposits exceeding $250,000, to be our primary and most valuable low-cost funding source for our lending business, and as of December 31, 2020, core deposits represented 83.3% of our total deposits. We strive to retain an attractive deposit mix from both large and small customers and a broad market reach, which has resulted in our top 10 customers accounting for only 11.9% of all deposits as of December 31, 2020. We believe our competitive pricing and products, convenient branch locations, and quality personal customer service enable us to attract and retain customer deposits. We employ conventional marketing and advertising initiatives and leverage our community commitment activities, including our Foundation, to generate new accounts. We typically require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit accounts. Approximately 66% of our borrowers have a deposit relationship with us. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. We utilize wholesale deposits to supplement our core retail deposits for funding purposes, including brokered accounts. As of December 31, 2020, wholesale deposits totaled $100.0 million, or 8.3% of total deposits. As of December 31, 2020, we had $1.20 billion of deposits, and our cost of deposits was 0.75% for the year ended December 31, 2020.

Lending Activities

Our lending strategy is to maintain a broadly diversified loan portfolio based on the type of customer (i.e., businesses versus individuals), type of loan product (e.g., owner occupied commercial real estate, commercial and industrial loans, etc.), geographic location and industries in which our business customers are engaged (e.g., manufacturing, retail, hospitality, etc.). We principally focus our lending activities on loans that we originate from borrowers located in our market areas. We serve the credit needs of high-quality business and individual borrowers in the communities that we serve.

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

As of December 31, 2020, our loan portfolio consisted of the following:

December 31, 2020
(dollars in thousands)
Commercial real estate	$651,684
Small business administration loans	211,376
Commercial and industrial	107,308
Home mortgage	128,211
Consumer	1,157
Gross loans receivable, net of unearned income	$1,099,736

For additional information concerning our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in our market areas. Our loan portfolio consists primarily of CRE loans, which were $651.7 million and constituted 59.2% of our total loans as of December 31, 2020, SBA loans, which were $211.4 million and constituted 19.2% of our total loans as of December 31, 2020, home mortgage loans, which were $128.2 million and constituted 11.7% of our total loans as of December 31, 2020, and commercial and industrial loans, including trade finance loans, which were $107.3 million and constituted 9.8% of our total loans as of December 31, 2020. Our commercial real estate loans are secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory, real estate and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Southern California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2020.

Sound risk management practices and appropriate levels of capital are essential elements of a sound commercial real estate lending program. Concentrations of commercial real estate exposures add a dimension of risk that compounds the risks inherent in individual loans. Interagency guidance on commercial real estate concentrations describe sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. Management has implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.

Large Credit Relationships. As of December 31, 2020, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $161.3 million, or 14.7% of total loans, and $271.6 million, or 24.7% of total loans, respectively.

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

As of December 31, 2020, the Bank’s legal lending limit on loans to a single borrower was $38.8 million for secured loans and $23.3 million for unsecured loans.

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

We provide a variety of loans to meet our customers’ needs. The section below discusses our general loan categories:

Commercial Real Estate Loans. We offer commercial real estate loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We believe that our management team has extensive knowledge of our borrowers and the markets where we operate. We further believe that our management team takes a conservative approach to commercial real estate lending, focusing on what we believe to be high quality credits with low loan-to-value ratios, income-producing properties with strong cash flow characteristics, and strong collateral profiles.

We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins, and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by professional office buildings, shopping centers, manufacturing facilities, and special purpose properties such as restaurants, retail operations and service stations. We originate both fixed- and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions that allow us to call the loan after five to seven years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate. At December 31, 2020, approximately 65% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 70% of the lesser of the appraised value or the purchase price depending on the property audits we utilize.

Our total commercial real estate loan portfolio totaled $651.7 million at December 31, 2020. We had no non-performing commercial real estate loans as of December 31, 2020.

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

A provision in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) created the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay expenses related to their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing applicable documentation evidencing their compliance with the terms of the program, including compliance regarding the use of funds. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020.

The Paycheck Protection Program and Health Care Enhancement Act (“PPP / HCEA Act”), which was signed into law on April 24, 2020, authorized $310 billion of additional funding under the CARES Act for PPP loans to be issued by financial institutions through the SBA.

All of our SBA loans are originated through our SBA Loan Department. The SBA Loan Department is staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the SBA. This designation generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide. As of December 31, 2020, the Company originated 978 loans with an aggregate loan balance of $66.3 million under the CARES Act and PPP / HCEA Act. The PPP loans are included in the SBA—non-real estate in the Company’s loan portfolio.

We originate SBA loans through our branch staff, loan production officers, marketing officers and through SBA brokers.

As of December 31, 2020, our SBA loan portfolio, including SBA PPP loans of $64.9 million, totaled $211.4 million of non-guaranteed loans, of which $136.2 million was secured by real estate and $75.2 million was unsecured or secured by business assets. Our non-performing SBA loans, as of December 31, 2020, were $56,000.

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

The total commercial and industrial loan portfolio totaled $107.3 million at December 31, 2020.  Our non-performing commercial and industrial loans, as of December 31, 2020, were $330,000.

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

The total single-family residential real estate loan portfolio totaled $128.2 million at December 31, 2020. Our non-performing single-family residential real estate loans, as of December 31, 2020, were $599,000.

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

The total consumer loan portfolio totaled $1.2 million at December 31, 2020. We had no non-performing consumer loans as of December 31, 2020.

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

With the exception of U.S. government agency issues, no one type or segment of security exceeds 40% of the portfolio.

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

Limits for investment transactions are based on total transaction amount and require approval if they exceed designated thresholds. Investment transactions up to $5 million require Chief Executive Officer and Chief Financial Officer approval. Investment transactions that exceed $5 million, but up to $10 million, require ALCO approval and any investment transactions that exceed $10 million must be pre-approved by ALM.

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

We offer a full array of commercial cash management services designed to be competitive with banks of all sizes. Cash management services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, ACH origination and stop payments. Cash management deposit products consist of remote deposit capture, positive pay, zero balance accounts and sweep accounts.

We evaluate our services on an ongoing basis, and will add or remove services based upon the perceived needs and financial requirements of our customers, competitive factors and our financial and other capabilities. Future services may also be significantly influenced by improvements and developments in technology and evolving state and federal laws and regulations.

Competition

In our primary markets in Southern California, we view the Korean-American direct banking market competition, including Open Bank, as comprised of eight banks divided into four segments: large publicly-traded banks (two banks), medium-sized banks (two publicly-traded banks and one locally-owned bank), a small locally-owned bank, and banks that are subsidiaries of Korean banks (two banks). Excluding two banks that are subsidiaries of Korean banks, all six banks, including Open Bank, are based in California. As of December 31, 2020, we are the seventh-largest bank, based on total assets, among this group of eight banks.

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

Information Technology Systems

We have made and continue to make significant investments in our information technology systems and staff for our banking and lending operations and cash management activities. We believe this investment will support our continued growth and enable us to enhance our capabilities to offer new products and overall customer experience, and to provide scale for future growth and acquisitions. We utilize a nationally recognized software vendor, and their support allows us to outsource our data processing. Our internal network and e-mail systems are outsourced to a third party and we have a back-up site at our Buena Park location. This back-up site provides for redundancy and disaster recovery capabilities.

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

Human Capital Resources

We are an organization with a vision to be known as a Faith-based community bank focused on relationship banking. We have invested in developing a distinct corporate culture guided by a core set of values. These values underlie everything we do, including the way we engage with customers, collaborate with colleagues, do business and manage our resources. Our values are fostered by stewardship, integrity, teamwork, and excellence.  We believe our commitment to our communities, culture and quality of our people have been catalysts of our success and will continue to propel our future.

We aim to recruit and retain a workforce that will embrace our culture and values through our hiring process. We also believe that our overall capabilities, culture and opportunities for career growth will allow us to continue to attract talented and entrepreneurial commercial and retail bankers from larger Korean-American financial institutions.

We are dedicated to building and fostering an excellent relationship with our employees by promoting a healthy work environment, comprehensive total rewards package, open communications, and employee involvement.

We provide medical, dental, vision, life & disability, flexible spending accounts, and other supplemental benefits.  We offer a 401(k) plan, which allows participants to contribute and invest a portion of each paycheck with a competitive employer match.

We support employees’ personal ambitions and professional development by providing on-the-job training and educational assistance, including reimbursement for eligible expenses associated with attending trainings or educational programs.  Additionally, in an effort to foster diversity and inclusion, we have a formal Affirmative Action Plan and other training/outreach programs to ensure equal employment opportunity. We developed these components to recruit, retain, and reward top talent and remain an employer of choice by employees.

As of December 31, 2020, we had approximately 173 full-time equivalent employees. Of our workforce, 30% are male and 70% are female. Our executive team is comprised of four females and two males, and three of our executive officers, including President and Chief Executive Officer and our Chief Financial Officer, have been with our Company since 2010.

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

Supervision and Regulation

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Financial Protection and Innovation (the “DFPI”), the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Fannie Mae and Freddie Mac, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of the FDIC’s Deposit Insurance Fund and bank customers rather than shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks and bank holding companies may make, their reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiary, the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

Regulatory Capital Requirements

The Company and the Bank are subject to the comprehensive capital framework for U.S. banking organizations known as the Basel III Capital Rules adopted by the federal banking agencies. The Basel III Capital Rules are risk-based, meaning that they provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off balance sheet items.

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

In addition to establishing the minimum regulatory capital requirements, the Basel III Capital Rules limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of an additional 2.5% of CET1 (for institutions will less than $100 billion in assets), on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. As of January 1, 2019, the capital conservation buffer requirement is at its fully passed-in level of 2.5%.

During 2020, banking organizations, including the Bank, were required to maintain a CET1 capital ratio of at least 6.375%, a Tier 1 capital ratio of at least 7.875%, and a total capital ratio of at least 9.875% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. The Bank was required to meet a minimum Tier 1 leverage ratio of 4.0%, a minimum CET1 to risk-weighted assets of 4.5% (7% with the capital conservation buffer), a Tier 1 capital to risk-weighted assets of 6.0% (8.5% including the capital conservation buffer) and a minimum total capital to risk-weighted assets of 8.0% (10.5% including the capital conservation buffer).

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules’ risk weighting requirements that are relevant to the Bank include:

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

As of December 31, 2020, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III Capital Rules on a fully phased-in basis.

An optional simplified measure of capital adequacy may be available to the Bank.  On September 17, 2019, the federal bank regulatory agencies have adopted a final rule implementing Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) that provides certain community banking organizations the ability to opt into a new community bank leverage ratio (“CBLR”) intended to simplify regulatory capital requirements.  Beginning on January 1, 2020, community banking organizations with less than $10 billion in total consolidated assets may elect the new community banking leverage framework if they have a CBLR of greater than 8% in 2020, 8.5% in 2021, and 9% beginning on January 1, 2022, and hold 25 percent or less of assets in off-balance sheet exposures and 5 percent or less of assets in trading assets and liabilities.  The CBLR is determined by dividing a banking organization’s tangible equity capital by its average total consolidated assets.  Upon the opt-in to the community banking leverage framework, a qualifying community banking organization would not be subject to other risk-based and capital leverage requirements (including the Basel III and Basel IV requirements) and would be considered to have met the well capitalized ratio requirements. Opting into the community banking leverage framework could ease the process of determining the Company and the Bank’s capital requirements. The Company decided to opt out of the new framework.

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The DFPI also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

The Company

General. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not be in a financial position to do so.

The Company is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, the Company is subject to examination by, and may be required to file reports with, the DFPI.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. On January 30, 2020, the Federal Reserve finalized regulations revising the rules for determining control of a banking organization under the BHCA and adopted a tiered framework pf presumptions where the level of voting share ownership is assessed in combination with relationship-based factors to determine whether “control” exists. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.

Under the California Financial Code, any proposed acquisition of “control” of the Bank by any person (including a company) must be approved by the Commissioner of the DFPI. The California Financial Code defines “control” as the power, directly or indirectly, to direct the Bank’s management or policies or to vote 25% or more of any class of the Bank’s outstanding voting securities. Additionally, a rebuttable presumption of control arises when any person (including a company) seeks to acquire, directly or indirectly, 10% or more of any class of the Bank’s outstanding voting securities.

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

If the Company elects to become a financial holding company to maintain the Company’s status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a satisfactory CRA rating. If the Company were to become a financial holding company and the Federal Reserve subsequently determined that the Company, as a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Company became a financial holding company and the Federal Reserve subsequently determined that the Bank, as a financial holding company subsidiary, has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Safe and Sound Banking Practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

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

Dividend Payments, Stock Redemptions and Repurchases. The Company’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel Capital III Rules, institutions that seek to pay dividends must maintain a capital conservation buffer of 2.5% in CET1. See “—Regulatory Capital Requirements” above.

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

The Bank

General. The Bank is a California-chartered bank. The Bank’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. The Bank is not a member of the Federal Reserve System. As a California-chartered non-member bank, the Bank is subject to the examination, supervision and regulation by the DFPI, the chartering authority for California banks, and by the FDIC.

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

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2020, the Bank was eligible to accept brokered deposits without a waiver from FDIC.

Loans to One Borrower. With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for loan losses, and any capital notes and debentures of the bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 1.5 basis points to 40 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity.

Additionally, the Dodd-Frank Act increased the minimum designated reserve ratio of the DIF to 1.35% of the estimated amount of total insured deposits as of September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking. During the year ended December 31, 2020, the Bank paid $256,000 in aggregate FDIC deposit insurance premiums.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the year ended December 31, 2020, the Bank paid supervisory assessments to the DFPI totaling $112,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Capital Requirements” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DFPI and the Bank’s shareholders (i.e., the Company) in connection with a reduction of its contributed capital.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Basel III Capitals Rules’ capital conservation buffer generally requires that an institution maintains 2.5% in CET1. See “—Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2020.

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

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If a financial institution fails to comply with any of the standards set forth in the guidelines, its primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

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

Branching Authority. California law permits California banks, such as the Bank, to establish an additional banking office with notice to the DFPI. Deposit-taking banking offices must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Finally, we may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

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

The federal banking agencies have expressed support for modernizing the CRA regulatory framework.  In December 2019, the FDIC and the OCC issued a joint proposed rule that would amend the CRA regulations.  The proposed rule sought to clarify what qualifies for credit under the CRA, update the definition of a small business loan and create an additional definition of “assessment area” tied to where deposits are located, partly to address changes that have occurred due to the rise in digital banking, ensuring that banks continue to serve low- and moderate-income customers in their communities. While the OCC has finalized its amended regulations in May 2020, the FDIC has not yet done so.  It is unclear at this time whether and to what extent any changes will be made to the applicable CRA requirements.

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. We are subject to federal laws aiming to counter money laundering and terrorist financing, as well as transactions with persons, companies and foreign governments sanctioned by the United States. These laws include, among others, the USA PATRIOT Act, the Bank Secrecy Act, and the Money Laundering Act.  These laws prohibit financial institutions from entering into specified financial transactions and account relationships and require them to use enhanced due diligence procedures in their dealings with certain types of high risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence.

Failure of a financial institution to maintain and implement adequate anti-money laundering and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. The Bank has in place policies and procedures that are believed to comply with these laws.

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio, commercial real estate loans were 310% of risk based capital and increased 58% in preceding three years as of December 31, 2020. The Bank continues to further enhance the monitoring and review process of the real estate loan portfolio.

Consumer Financial Services. We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive acts and practices (“UDAAP”), restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state and local attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

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

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit UDAAP. The review of products and practices to prevent UDAAP is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition and results of operations.

The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Under the newly adopted California legislation that went into effect on January 1, 2021, the DFPI was given broad jurisdiction and sweeping new authorities that closely resemble those of the CFPB.  The DFPI stated that it intends to exercise its powers to protect consumers from unlawful, unfair, deceptive, and abusive practices in connection with consumer financial products or services.  The DFPI also as a matter of state law can now enforce the Dodd-Frank Act’s UDAAP provisions against any person offering or providing consumer financial products in the state of California.  Going forward, financial institutions in California are likely to be faced with a powerful state financial services regulatory regime with expansive enforcement authority, and it is unclear how the DFPI and its enforcement activities will affect the Bank in the future.

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

Ability-to-Repay Requirement and Qualified Mortgage Rule. The CFPB administers regulations implementing the Dodd-Frank Act’s ability-to-repay/qualified mortgage requirements (“ATR/QM rule”), which require lenders to make a reasonable good faith determination of a consumer’s ability to repay a mortgage loan based on verified borrower financial information and provide certain protections from liability for residential mortgage loans that meet the ATR/QM Rule’s requirements for “qualified mortgages.”  On December 10, 2020, the CFPB issued two final rules amending the ATR/QM Rule that are scheduled to have a mandatory compliance date of July 1, 2021.  The principal purpose of these final rules is to avoid anticipated problems concerning mortgage credit availability following the scheduled expiration on July 1, 2021 of the temporary category of qualified mortgages (known as government sponsored enterprises qualified mortgages or “GSE QM”) that are eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership.

The first final rule modifies the requirements for a loan to qualify as a qualified mortgage and eliminates the GSE QM category.  It will replace the existing 43% debt-to-income ratio limit with price-based thresholds and remove the Appendix Q national underwriting standards as well as any requirement to use them. The price-based threshold provides that the loan’s annual percentage rate not exceed the average prime offer rate for a comparable transaction by 2.25 percentage points or more as of the date the interest rate is set (with higher thresholds provided for smaller loans and subordinate-lien loans).  Under this final rule, instead of the debt-to-income ratio limit, the creditor must instead meet “consider and verify” loan underwriting requirements, by considering the consumer’s current or reasonably expected income or assets other than the value of the subject dwelling, debt obligations, alimony, child support, and monthly debt-to-income ratio or residual income in order to assess the consumer’s ability to repay the mortgage loan, and verify this information using third-party records that provide reasonably reliable evidence to support accuracy. The second final rule creates a new category of qualified mortgages – “seasoned qualified mortgage.”  It allows non-qualified mortgages and higher-priced qualified mortgages to acquire safe harbor protection from liability under the ATR/QM Rule following their origination based on specified performance and portfolio requirements.

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

Pandemic Protection. To alleviate economic hardships brought on by the COVID-19 pandemic, the CARES Act included certain components that impact consumer rights and obligations, such as a foreclosure moratorium, right to forbearance, and consumer credit protection. Specifically, the CARES Act prohibits foreclosures on all federally-backed mortgage loans for a period of time, provides forbearance of up to 180 days (which may be extended by up to another 180 days) for borrowers who suffer a financial hardship due to COVID-19, and requires that any accounts in forbearance be reported to the credit bureau reporting agencies as current or as the status reported prior to receiving forbearance.  State governments have instituted additional protections for consumers and businesses affected by the pandemic, including by halting residential and commercial evictions and instituting a moratorium on residential and commercial foreclosures and related evictions.

Incentive Compensation Guidance. The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III Capital Rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

Financial Privacy. The federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

The CFPB has recently announced its intention to embark on rulemaking about how much control consumers have over their financial data.  California is also enacting legislation relating to data privacy and data protection, such as the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020.  The CCPA granted California consumers robust data privacy rights and control over their personal information, including the right to know, the right to delete, and the right to opt-out of the sale of their personal information. The CCPA was recently expanded by the California Privacy Rights Act of 2020 (the “CPRA”), which provides further privacy rights to California residents and creates a new agency tasked with implementing regulations and conducting investigations and enforcement actions. The CPRA will become effective on January 1, 2023.

Cybersecurity. The federal bank regulatory agencies have issued multiple statements regarding cybersecurity.  This guidance requires financial institutions to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risk posed by compromised customer credentials and include security measures to authenticate customers accessing internet-based services of the financial institution. The management of a financial institution is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

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

Impact of Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Further Legislative and Regulatory Initiatives.  Federal and state legislatures as well as regulatory agencies may introduce or enact new laws or rules, or amend existing laws and rules, which may affect the regulation of financial institutions and their holding companies.  In addition, some of the financial laws and regulations aiming to ease regulatory and compliance burden on financial institutions that were adopted during the last presidential administration could be repealed or eliminated going forward.  The impact of any future legislative or regulatory changes cannot be predicted, but they could affect the Company and the Bank’s business and operations.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this report and other documents we file with the SEC. The following risks and uncertainties described below are those that we have identified as material. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face. Additional risks and uncertainties not presently known to us, or that we may currently view as not material, may also adversely impact our business, financial condition, and results of operations.

Summary of Risk Factors

The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition and results of operations. The summary should be read in conjunction with the more detailed risk factors set forth in this “Risk Factors” section and the other information contained in this report.

Risks Related to Our Business

-Decline in general business and economic conditions

-Impact of COVID-19

-Participation in SBA Paycheck Protection Program

-Changes in U.S. trade policy, impositions of tariffs and retaliatory tariffs

-Adverse economic conditions in Asia, particularly South Korea

-Fluctuations in interest rates

-Losses on our securities portfolio, particularly from increases in interest rates

-Liquidity risks

-Failure to successfully manage credit risks

-Uncertainty relating to LIBOR calculation process

Risks Related to Our Loans

-Negative changes in the economy affecting real estate values and liquidity

-Commercial borrowers present risks

-Concentration in commercial real estate lending

-Risks from non-qualified single family home mortgage lending business

-Unreliability of loan appraisals used in real property loan decisions

-Small and medium business loans subject to greater risks from adverse business developments

-Underwriting practices may not forecast poor loan performance

-Lack of seasoning of our loan portfolio due to recent growth over the last five years

Risks Related of our SBA Loan Program

-Dependence on U.S. federal government SBA loan program

-Recognition of gains on sale of loans and servicing asset valuations subject to our assumptions we use

-Credit risks from non-guaranteed portion of SBA loans we retain and do not sell

-Credit risks from SBA loans we sell as a result of repurchase obligations

Risks Related to Our Deposits

-Concentrations of deposit relationships

-Competition for deposits may increase cost of deposits negatively affecting our deposit growth

Risks Related to Management

-Success depends on the skills of our management and their retention

-Competition for skilled and experienced management level senior level employees

Risks Related to Credit Quality

-Non-performing assets demand management time to resolve and can affect our financial results

-Allowance for loans losses may be insufficient to absorb potential losses in our loan portfolio

-Environmental liabilities on foreclosed real estate collateral

-Adverse effect of new accounting standards for loan losses which may increase our allowance

Risks Related to our Growth Strategy

-Inability to continue the growth of loans and deposits

-Risks related to acquisitions, including finding suitable targets and integration risks following completion

-Limited ability to expand because of an existing license agreement for the use of “Open Bank”

-Risks of entering into new markets

-Managing risks of opening new branches

-Managing risks of adding new lines of business

Risks Related to Our Capital

-Recent regulatory requirements

-Raising new capital

-Commitment to contribute 10% of our after tax income to the Open Stewardship Foundation

Competition Risks

-Competition among financial institutions, many of whom are much larger, have greater capital, more advanced technology

-Modest size makes it more difficult to compete with larger financial institutions

-Focus on marketing to the Korean-American communities in the community we serve

Other business Risks

-Costs and effects of litigation, investigations or similar matters

-Soundness of other financial institutions

-Sever weather, natural disasters (including fire and earthquakes), wide spread disease or pandemics (including the COVID-19 pandemic), acts of war, and terrorism

Risks Related to Our Reputation

-Failure to maintain a favorable reputation with our customers and communities

-Failure of our risk management framework

-Failure to implement new technology

-System failures or breaches of our network security

-Difficulties of our third-party providers, termination of their services, or their failure to comply with regulatory requirements

-Breaches of customer information, computer viruses

-Inaccurate information provided to us by customers or counter parts

-Inaccurate information provided by third party consumer reporting agencies

-Employee misconduct

Finance and Accounting Risks

-Reliance on risk management processes and analytical and forecasting models

-Realization of our deferred tax assets

-Changes in accounting standards

-Failure maintain effective controls

-Ongoing obligations and costs associated with being a public reporting company

Legislative and Regulatory Risks

-Extensive government regulation that could limit or restrict our activities

-Legislative and regulatory actions now or in the future increase our costs, impact our business and financial results

-Monetary policies and regulations of the Federal Reserve

-Federal and state regulatory exams

-Consumer protection laws and regulations

-Mortgage lender liability and penalties under federal law for making false statements

-Potential violation of predatory lending laws

-Complaints and demands of consumer advocacy groups about lending practices that discriminate based on race, religion and origin

-Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations

-Commitment of capital resources to support Open Bank by OP Bancorp

-Potential limitations on proposed incentive compensation regulations that could affect our ability to attract of retain key employees

Risks Related to Our Common Stock

-Small trading volume

-Volatile trading price of our common stock

-Investment in common stock is not an insured deposit

-Equity research analysts interest in our common stock, unfavorable commentary or downgrade of our common stock

-Changes in dividend policy

-Limitations on director liability for monetary damages for failure to exercise their fiduciary duty

-Potential dilution from issuance of additional equity securities

-Issuance of preferred stock without further shareholder approval which may have rights and preferences over our common stock

-Charter documents and California law may have an anti-takeover effect limiting changes of control

-Reduced regulatory and reporting requirements as an “emerging growth company”

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position and results of operations.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and the Los Angeles-Long Beach-Anaheim, California Metropolitan Statistical Areas. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. Geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the coronavirus epidemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China, South Korea and Japan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position and results of operations.

Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition and results of operations.

Risks relating to the Impact of COVID-19 could have a material adverse effect on our business, financial conditions and results of operations.

The COVID-19 pandemic has had, and continues to have, a material impact on businesses around the world and the economic environments in which they operate. In March 2020, the United States declared a federal state of emergency in response to the COVID-19 pandemic, which continues to spread throughout the United States. The outbreak of this virus has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. There are a number of factors associated with the outbreak and its impact on global economies including the United States that have had, and could continue to have, a material adverse effect on (among other things) the profitability, capital and liquidity of financial institutions.

The COVID-19 pandemic has caused disruption to our customers, vendors and employees. California where we primarily operate has implemented restrictions on the movement of its citizens, with a resultant significant impact on economic activity in the state. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in California, including our primary market area. As a result, the demand for our products and services has been and may continue to be significantly impacted. The circumstances around this pandemic are evolving rapidly and will continue to impact our business in future periods. In the United States, the federal government has taken action to provide financial support to parts of the economy most impacted by the COVID-19 pandemic. The details of how these actions will impact our customers and therefore the impact on the Company remains uncertain at this stage. The actions taken by the U.S. government and the Federal Reserve may indicate a view on the potential severity of a downturn and post recovery environment, which from a commercial, regulatory and risk perspective could be significantly different to past crises and persist for a prolonged period. The pandemic has led to a weakening in gross domestic product and employment in the United States.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for credit losses on loans may have to be increased if borrowers experience financial difficulties;
•	beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Our future success and profitability substantially depends on the management skills of our executive officers and directors, most of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Furthermore, if the U.S. economy experiences a recession as a result of the pandemic, our business could be materially and adversely affected. To the extent the pandemic adversely affects our business, financial condition, or results of operations, it may also have the effect of heightening many of the other risks described in this report. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and spread of the pandemic as well as its continuing impact on our customers, vendors and employees, all of which are uncertain.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a loan program administered through the SBA referred to as the PPP. On December 27, 2020, the President signed the Consolidated Appropriation Act, 2021 (“CAA”), which included additional funding to the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The first round of PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached us regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Changes in U.S. trade policies and other factors beyond our Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

From 2018 through 2020, the U.S. government implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States. The United States and these countries may impose additional tariffs and retaliatory tariffs in the future. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt. This could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, financial condition and results of operations could be materially and adversely impacted in the future. The passage of the United States-Mexico-Canada trade agreement (“USMCA”) helped to alleviate some of these risks. The USMCA updates trading rules to better reflect 21st century technology, regulates labor and environmental standards in Mexico, tightens the rules the auto industry must follow to trade vehicles duty free across the three countries and provides tariff-free trade in North America.

Adverse conditions in Asia and elsewhere could adversely affect our business.

Although we believe we have minimal exposure to customers that have direct economic ties to South Korea and other countries in Asia, we are still likely to feel the effects of adverse economic and political conditions in South Korea and Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in South Korea and other regions. U.S. and global economic policies, military tensions in North Korea, and unfavorable global economic conditions may adversely impact the South Korean and other Asian economies. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. The coronavirus pandemic has had a material adverse effect on the Asian economies. A significant deterioration of economic conditions in Asia, and in South Korea in particular, could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with, or loans made to, such entities. Adverse economic conditions in Asia, and in South Korea in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, or instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our financial condition and results of operations.

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

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our liquidity, business, financial condition and results of operations.

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the uncertainty relating to LIBOR calculation process and potential phasing out of LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer compel banks to submit rates for the calculation of LIBOR in the future.  Until recently, it was generally expected that LIBOR would be discontinued on December 31, 2021.  However, in November 2020, the ICE Benchmark Administrator (“IBA”), which publishes the LIBOR rates and is regulated by the FCA, announced that it would initiate a consultation that would end 1-week and 2-month LIBOR by December 31, 2021 and continue to publish all other LIBOR rates through June 30, 2023.  The consultation period ended on January 25, 2021 and the IBA and FCA are discussing the results now.  While the 18-month extension of certain LIBOR rates is generally expected to be implemented, the FCA has not yet issued a final decision on the matter. As such, the U.S. Federal Reserve Bank's Alternative Reference Rates Committee (“ARRC”) continues to urge parties to implement the preferred alternative to LIBOR, which is SOFR, in all new contracts and use the potential 18-month extension to allow time for existing agreements that use LIBOR to either expire or be re-negotiated.  ARRC selected SOFR in June 2017 as the preferred alternative rate to LIBOR. SOFR differs from LIBOR in two respects: SOFR is a single overnight rate, while LIBOR includes rates of several tenors; and SOFR is deemed a credit risk-free rate while LIBOR incorporates an evaluation of credit risk. The ARRC and other entities intend for the transition to be economically neutral. The Federal Reserve Bank of New York has proposed a methodology for generating SOFRs of three different tenors and an index is currently published with daily, 30, 90 and 180 day SOFR tenors. The ARRC has developed a methodology for adjusting SOFR to reflect the risk considerations that underlie LIBOR. On July 12, 2019, the SEC issued a statement on LIBOR transition, indicating the significant impact that the discontinuation of LIBOR could have on financial markets and market participants. Since the volume of our products that are indexed to LIBOR is significant, the transition, if not sufficiently planned for and managed by our cross-functional teams, could adversely affect the Company’s financial condition and results of operations. Although implementation of the SOFR benchmark is intended to have minimal economic effect on the parties to a LIBOR-based contract, the transition from LIBOR to a new benchmark rate could result in significant operational, systems, increased compliance, legal and operational costs. This transition may also result in our customers challenging the determination of their interest payments or entering into fewer transactions or postponing their financing needs, which could reduce the Company’s revenue and adversely impact our business. In addition, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect the Company’s financial condition and results of operations.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2020, approximately 83% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2020, we had $970.4 million of commercial loans, consisting of $651.7 million of commercial real estate loans, $211.4 million of SBA loans, and $107.3 million of commercial and industrial loans, including trade finance loans, for which real estate is not the primary source of collateral. Commercial loans represented 88% of our total loan portfolio at December 31, 2020. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

We have a concentration in commercial real estate lending which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation have issued the Commercial Real Estate (“CRE Concentration Guidance”) on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. The CRE Concentration Guidance was issued in response to the agencies’ concerns that rising CRE concentrations might expose financial institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for financial institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidance, loans secured by owner occupied commercial real estate are not included for purposes of CRE concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2020, our non-owner occupied CRE loans represented 306.0% of our total risk-based capital, as compared to 308.3% as of December 31, 2019. Although we are actively working to manage our CRE concentration and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance, the FDIC or other federal regulators could become concerned about our CRE loan concentrations, and they could limit our ability to grow by, among other things, restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our single family residential loan product consists primarily of non-qualified single family home mortgage loans which may be considered less liquid and more risky.

As of December 31, 2020, our single family home mortgage loan portfolio amounted to $128.2 million or 11.7% of our total loan portfolio. As of December 31, 2020, most of our single family home mortgage loans were non-qualified mortgage loans. We originated $48.2 million and $28.8 million of single family home mortgage loans for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our non-qualified single family home mortgage loans had an average loan-to-value of 59%.

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

Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could materially and adversely affect our business, financial condition and results of operations. For information about the average age of our loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Non-Performing Loans.”

Risks Related to our SBA Loan Program

Small Business Administration lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.

The SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Generally, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially and adversely affect our business, financial condition and results of operations.

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

We expect that gains on the sale of U.S. government guaranteed loans will comprise a significant component of our revenue. The gains on such sales recognized for the year ended December 31, 2020 was $5.9 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third party, if such valuations are not reflective of fair market value then our business, financial condition and results of operations may be materially and adversely affected.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $204.1 million, including SBA PPP loans of $66.3 million for the year ended December 31, 2020, and $110.5 million for the year ended December 31, 2019 of SBA loans. We sold $113.9 million for the year ended December 31, 2020, and $85.0 million for the year ended December 31, 2019, of the guaranteed portion of our SBA loans. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2020, we held $238.0 million of SBA loans on our balance sheet, $146.5 million, or 62%, of which consisted of the non-guaranteed portion of SBA loans, $64.9 million, or 27%, consisted of the 100% guaranteed SBA PPP loans of SBA loans, and $26.7 million, or 11%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2021. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be materially and adversely impacted.

When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loans and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our results of operations and financial condition could be materially and adversely affected.

Risks Related to Our Deposits

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have some seasonality. Our 10 largest retail depositor relationships accounted for approximately 11.9% of our deposits at December 31, 2020. Our largest retail depositor relationship accounted for approximately 2.1% of our deposits at December 31, 2020. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. Our largest wholesale depositor relationship accounted for approximately 5.0% of our deposits at December 31, 2020. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe we are capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in “Supervision and Regulation—Incentive Compensation.” The loss of the services of any senior executive and, in particular, Ms. Min Kim, our President and Chief Executive Officer, or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings.

Risks Related to our Credit Quality

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2020, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $985,000, or 0.09% of our gross loans, and 0.07% of total assets. We did not have other real estate owned (“OREO”) as of December 31, 2020.

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

Although management believes that the allowance for loan losses is adequate to absorb probable incurred losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments could have a material adverse effect on our business, financial condition and results of operations.

Liabilities from environmental regulations could materially and adversely affect our business and financial condition.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, we may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

New accounting standards may require us to increase our allowance for loan and lease losses.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including but not limited to loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018 and April 2019, the FASB issued ASUs that provided codification improvements and clarification to Topic 326. These ASUs will change the current method of providing allowances for loan losses, which could require us to increase our allowance for loan and lease losses, and will likely increase the types of data we need to collect and review to determine the appropriate level of the allowance for loan and lease losses.

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

We have grown our consolidated assets from $125.5 million as of December 31, 2010 to $1.37 billion as of December 31, 2020, and our deposits from $103.6 million as of December 31, 2010 to $1.20 billion as of December 31, 2020. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

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

We primarily operate in California markets with a concentration of Korean-American individuals and businesses. However, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Korean-American individuals and businesses. For example, we have loan production operations in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington, and a full service branch with a commercial lending center in Carrollton, Texas, all of which have relatively high concentrations of Korean-American individuals and businesses. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

We must effectively manage our branch growth strategy.

We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of our business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, maintaining proper systems and controls, and recruiting, training and retaining qualified professionals. We also may experience a lag in profitability associated with new branch openings. As part of our general growth strategy we may expand into additional communities or attempt to strengthen our position in our current markets by opening new offices, subject to any regulatory constraints on our ability to open new offices. To the extent that we are able to open additional offices, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time which would have a material adverse effect on our levels of reported net income, return on average equity and return on average assets.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. Although management believes that the Company has sufficient capital to fund operations and growth initiatives for at least the next twenty-four months based on our estimated future operations, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our business, financial condition and results of operations would be materially and adversely affected.

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

Competition Risks

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

New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage loan customers and expand our sales market for such loans, we may be unable to continue to grow our business, and our financial condition and results of operations may be materially and adversely affected.

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

Other Business Risks

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may from time to time become involved in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and lead to attempts on the part of other parties to pursue similar claims. Any claims asserted against us, regardless of merit or eventual outcome may harm our reputation. Any adverse determination related to pending or other litigation could have a material adverse effect on our business, financial condition and results of operations.

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

Severe weather, natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters (including fires and earthquakes), wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, our primary market areas in Southern California are subject to earthquakes and fires. Operations in our market areas could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities.

Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber security breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers, any of which may result in a material adverse effect on our business, financial condition and results of operations.

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

U.S. financial institutions have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these types of attacks have had a material effect on our business or operations. However, no assurances can be provided that we may not suffer from such an attack in the future that may cause us material harm. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm to us.

Although we regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security breaches, including firewalls and penetration testing, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals intent on committing cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a data security breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We depend to a significant extent on relationships with third-party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships, which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, if these third party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if a third party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition and results of operations.

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

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of such customers and counterparties, including financial statements and other financial information. Some of the information regarding customers provided to us is also used in our proprietary credit decision and scoring models, which we use to determine whether to do business with customers and the risk profiles of such customers which are subsequently utilized by counterparties who lend us capital to fund our operations. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. While we have a practice of seeking to independently verify some of the customer information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, not all customer information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our originations or from service providers we engage to assist in the approval process. Any such misrepresented information could have a material adverse effect on our business, financial condition and results of operations.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2020, we had net deferred tax assets of $5.2 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under U.S. generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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

During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes‑Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or their effect on our operations. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on NASDAQ Global Market to be suspended or terminated, which could have a negative effect on the trading price of our common stock. In addition, we could become subject to investigations by the NASDAQ Global Market, the SEC, the Board of Governors of the Federal Reserve System, the FDIC, the DFPI or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business, financial condition and results of operations.

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

As a result of our initial public offering in March 2018, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy statements with the SEC. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we incur significant legal, accounting and other expenses. These costs materially increase our general and administrative expenses.

Legislative and Regulatory Risks

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC and the DFPI. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

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

The Economic Growth Act repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Economic Growth Act also includes regulatory relief for certain institutions, whereby among other things, it simplifies regulatory capital requirements. Institutions with less than $10 billion in total consolidated assets that meet community bank leverage ratio of greater than 8% in 2020, 8.5% in 2021, and 9% beginning on January 1, 2022 will automatically be deemed to be well-capitalized, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. The Economic Growth Act exempts community banks from Section 13 of the BHCA if they have less than $10 billion in total consolidated assets. It also exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets, from the Volcker Rule restrictions on trading with their own capital.  Additionally, the Economic Growth Act seeks to permit formation and expansion of small bank holding companies by extending supervisory treatment under the Federal Reserve Board’s Small Bank Holding Company Policy Statement to bank holding companies with pro forma consolidated assets below the $3 billion threshold. It also permits qualifying depository institutions with under $3 billion in total assets to benefit from an extended 18-month examination schedule.  The Economic Growth Act also added certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and created an identity theft protection database.

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

The Federal Reserve, the FDIC, and the DFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and the CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the Community Reinvestment Act, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations.

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

We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our business, financial condition and results of operations.

Various U.S. federal, state and local laws have been enacted to discourage predatory lending practices. The U.S. Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in mortgages that have interest rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgages, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a home mortgage, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgages are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operation.

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

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information.

We are subject to an increasing number of federal and state privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, as well as on our collection, use, sharing, retention and safeguarding of consumer or employee information. The effects of these privacy and data protection laws, including the cost of compliance and required changes in the manner in which the Company conducts its business, are not fully known and are potentially significant, and the failure to comply could have a material adverse effect on our business, financial condition and results of operations.

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

We announced that our board of directors declared quarterly cash dividends in 2019 and most recently increased our quarterly cash dividend to $0.07 per share from $0.05 per share in January 2020.  In addition, in January 2019, August 2019, February 2020, and September 2020, our board of directors approved stock repurchase programs that authorized the repurchase of up to 400,000, 475,000, 500,000, and 500,000 shares of common stock, respectively. As of December 31, 2020, we repurchased an aggregate of 1.6 million shares at an average price of $8.58 per share.  However, we have no obligation to continue doing so and may change our dividend policy and/or share repurchase program at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends, as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends paid to holders of our common stock and the maintenance of share repurchase program.

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

Our articles of incorporation and bylaws contain a number of provisions relating to corporate governance and rights of shareholders that might discourage future takeover attempts. As a result, shareholders who might desire to participate in such transactions may not have an opportunity to do so. In addition, these provisions will also render the removal of our board of directors or management more difficult. Such provisions include a requirement that shareholder approval for any action proposed by the Company must be obtained at a shareholders meeting and may not be obtained by written consent.  Our bylaws provide that shareholders seeking to make nominations of candidates for election as directors, or to bring other business before an annual meeting of the shareholders, must provide timely notice of their intent in writing and follow specific procedural steps in order for nominees or shareholder proposals to be brought before an annual meeting.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Corporate Offices

Our corporate offices are located at 1000 Wilshire Blvd., Los Angeles, California 90017 on the fifth floor of a twenty-two story Class-A type office building. Our corporate office space consists of 15,239 square feet and is subject to a lease which expires in January 2025. The current monthly rent for the fifth floor is $30,327 and is subject to 3% annual increases until the lease expires. We have one five-year option to extend the term of the lease.

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
Carrollton, TX 75006

Wilshire Office. The Wilshire Office is located on the first floor at 1000 Wilshire Blvd, Los Angeles, California, where our corporate offices are also located. The branch consists of 11,115 square feet and is subject to a lease dated January 2014, which expires in January 2025. The current monthly rent is $22,120 and is subject to 3% annual increases until the lease expires. We have one five-year option to extend the term of the lease.

Fashion District Office. In July 2012, we leased approximately 2,189 square feet on the third floor in a four-story multi-tenant multi-use stand-alone building. The initial five-year lease expired in July 2017 and we renewed for another five years at a monthly rent of $5,621.

Aroma Office. In June 2013, we leased approximately 2,734 square feet on the ground floor in a five-story multi-tenant multi-use stand-alone building located in Koreatown, Los Angeles, California. The current monthly rent is $8,446 and is subject to annual increases equal to the Consumer Price Index (CPI), not to exceed 3%, until the lease expires in June 2023. We have reserved the right to extend the term of the lease for two additional periods of five years.

Olympic Office. In April 2014, we leased approximately 3,800 square feet in a one-story shopping strip building. The current monthly rent is $9,902, plus common area maintenance charges, until the end of 2019, and is subject to annual CPI adjustments thereafter until the lease expires in March 2024. We have reserved the right to extend the term of the lease for two additional periods of five years each.

Western Office. In June 2015, we leased a building with approximately 12,450 square feet. The current monthly rent is $46,255 and is subject to annual increases until the lease expires in May 2025. We have reserved the right to extend the term of the lease for two additional periods of five years each. The branch utilizes approximately 4,000 square feet and the remaining space, including the common area, is being used by two other departments.

Gardena Office. In September 2012, we leased approximately 1,520 square feet on the first floor in a two-story multi-tenant, multi-use, stand-alone building. The current monthly rent payment is $4,152 for the remainder of the lease, which expires in 2022.

Buena Park Office. In April 2013, we leased approximately 3,047 square feet in a newly built Class-A shopping strip building. The current monthly rent is $11,556 and is subject to annual increases based on CPI until the lease expires in March 2023. We have reserved the right to extend the term of the lease for two additional periods of five years each.

Santa Clara Office. In August 2017, we leased approximately 2,678 square feet in a building. The current monthly rent is $9,792 and is subject to annual increases of 3% until the lease expires in August 2027. We have reserved the right to extend the term of the lease for two additional periods of five years each.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol “OPBK.”

The following table sets forth the quarterly range of high and low closing prices of our common stock.

Quarters Ending	High	Low
December 31, 2020	$7.80	$7.51
September 30, 2020	$5.94	$5.67
June 30, 2020	$6.95	$6.69
March 31, 2020	$7.46	$7.12
December 31, 2019	$10.39	$9.36
September 30, 2019	$10.79	$8.45
June 30, 2019	$11.00	$8.71
March 31, 2019	$9.70	$8.10

Holders

On December 31, 2020, we had approximately 1,098 record holders of our common stock.

Dividends

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 9, 2020, the Company announced a fourth stock repurchase program that authorized the Company to repurchase up to 500,000 shares of its common stock. As of February 28, 2021, the Company repurchased 202,000 shares of its common stock at an average price of $6.63 per share from the fourth stock repurchase program.

Since the announcement of the initial stock repurchase program in January 2019, the Company has repurchased a total of 1.57 million shares of its common stock at an average price of $8.64 per share through February 28, 2021.

The following table summarizes share repurchase activities of the second stock repurchase program during the fourth quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Program	Approximate Number of Shares that May Yet Be Purchased Under the Program
	(Dollars in thousands, except per share data)
October 1, 2020 to October 31, 2020	31,698	$6.22	$31,698	—
November 1, 2020 to November 30, 2020	50,722	7.16	50,722	—
December 1, 2020 to December 31, 2020	57,150	7.40	57,150	302,314
Total	139,570	$7.04	$139,570	302,314

Item 6. Selected Financial Data.

The following table presents selected financial and other data for each of the years in the three-year period ended December 31, 2020. The information should be read in conjunction with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our consolidated financial statements and the related notes included elsewhere in this report.

	As of or for the year ended December 31,
	2020	2019	2018
	(dollars in thousands, except per share data)
Income Statement Data:
Interest income	$53,656	$58,779	$50,068
Interest expense	8,292	14,507	9,111
Net interest income	45,364	44,272	40,957
Provision for loan losses	5,961	1,102	1,267
Noninterest income	10,771	11,426	9,329
Noninterest expense	31,940	32,520	29,562
Income before taxes	18,234	22,076	19,457
Provision for income taxes	5,107	5,319	5,204
Net income	13,127	16,757	14,253
Per Share Data:
Basic income per share	$0.85	$1.04	$0.92
Diluted income per share	$0.85	$1.03	$0.89
Book value per share (at period end)	$9.55	$8.95	$8.18
Shares of common stock outstanding	15,016,700	15,703,276	15,860,306
Weighted average diluted shares	15,223,888	15,935,314	15,551,063
Balance Sheet Data:
Loans held for investment	$1,099,736	$990,138	$875,059
Loans held for sale	26,659	2,100	752
Allowance for loan losses	15,352	10,050	9,636
Total assets	1,366,826	1,179,520	1,044,186
Deposits	1,200,090	1,020,711	905,176
Shareholders’ equity	143,366	140,576	129,787
Performance Ratios:
Return on average assets	1.03%	1.51%	1.49%
Return on average equity	9.35	12.42	12.27
Yield on total loans	4.91	5.96	5.76
Yield on average earning assets	4.40	5.56	5.49
Cost of average interest bearing liabilities	1.18	2.13	1.59
Cost of deposits	0.75	1.52	1.09
Net interest margin	3.72	4.19	4.49
Efficiency ratio (1)	56.90	58.39	58.79
Asset Quality Data (at Period End):
Net charge-offs to average loans held for investment	0.00%	0.07%	0.09%
Nonperforming assets to loans held for investment plus OREO	0.09	0.16	0.22
ALL to nonperforming loans	1,557.74	649.22	503.45
ALL to loans held for investment	1.40	1.02	1.10
Balance Sheet and Capital Ratios:
Loans held for investment to deposits	91.64%	97.00%	96.67%
Noninterest-bearing deposits to deposits	43.56	22.38	31.50
Average equity to average total assets	11.06	12.19	12.11
Leverage ratio	10.55	12.14	12.88
Common equity tier 1 ratio	13.56	14.16	15.13
Tier 1 risk-based capital ratio	13.56	14.16	15.13
Total risk-based capital ratio	14.81	15.18	16.26

(1) Represents noninterest expense divided by the sum of net interest income plus noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2020, 2019 and 2018. This discussion should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward looking statements.

Overview

We are a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank, our banking subsidiary. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American community.

Our results of operations depend primarily on our net interest income. We drive our income from interest received on our loan portfolio and the fee income we receive in connection with our deposits and the sale and service of SBA loans. Our major operating expenses are the interest we pay on deposits, the salaries and related benefits we pay our management and staff and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate seven branches in Los Angeles County and Orange County, one branch in Santa Clara County, and one branch in Carrollton, Texas. We have four loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington.

As of December 31, 2020, we had total assets of $1.37 billion, gross loans of $1.10 billion, total deposits of $1.20 billion, and total consolidated shareholders’ equity of $143.4 million. For the years ended December 31, 2020, 2019 and 2018, we recorded net income of $13.1 million, $16.8 million, and $14.3 million, respectively.

The following significant items are of note for the year ended December 31, 2020:

•	Net income totaled $13.1 million or $0.85 per diluted common share for 2020, compared to $16.8 million or $1.03 per diluted common share for 2019
•	Net interest income increased to $45.4 million, up 2.5% from $44.3 million for 2019
•	Total assets of $1.37 billion, a 15.9% increase over 2020
•	Gross loans of $1.10 billion, a 11.1% increase over 2020
•	Total deposits of $1.20 billion, a 17.6% increase over 2020
•	Shareholders’ equity of $143.4 million, a 2.0% increase over 2020

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

The Company was able to react quickly to these changes because of the commitment and flexibility of its workforce coupled with a well-prepared business continuity plan. The Company has taken various steps to help our customers, employees, and communities, while maintaining safe and sound banking operations. The Company has been assisting customers with loan deferrals and the Paycheck Protection Program (“PPP”) loans and has provided employees remote working environment while maintaining fully functioning operations in all areas. Since the pandemic has begun, the Company donated $1.0 million through the Open Stewardship Foundation to support small restaurants in the communities we serve. The Company also donated $10,000 in contribution from its Board of Directors and employees to two local non-profit organizations to support families who are most severely impacted by the pandemic.

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

Net Income

We reported net income for the year ended December 31, 2020 of $13.1 million, compared to net income of $16.8 million for the year ended December 31, 2019. The decrease was primarily due to a $4.9 million increase in provision for loan losses, offset by a $1.1 million increase in net interest income.

	Years Ended December 31,		Increase
	2020	2019	Amount	%
Interest income	$53,656	$58,779	$(5,123)	(8.7)%
Interest expense	8,292	14,507	(6,215)	(42.8)%
Net interest income	45,364	44,272	1,092	2.5%
Provision for loan losses	5,961	1,102	4,859	440.9%
Noninterest income	10,771	11,426	(655)	(5.7)%
Noninterest expense	31,940	32,520	(580)	(1.8)%
Income before taxes	18,234	22,076	(3,842)	(17.4)%
Provision for income taxes	5,107	5,319	(212)	(4.0)%
Net income	$13,127	$16,757	$(3,630)	(21.7)%

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

	Twelve Months Ended
	December 31, 2020			December 31, 2019
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$91,247	$650	0.71%	$67,301	$1,706	2.54%
Securities available for sale	73,410	1,177	1.60	54,994	1,353	2.46
Total investments	164,657	1,827	1.11	122,295	3,059	2.50
Real estate loans	636,809	30,616	4.81	565,617	31,139	5.51
SBA loans	200,110	11,231	5.61	138,985	12,089	8.70
C & I loans	93,490	3,887	4.16	103,097	6,020	5.84
Home Mortgage loans	122,195	5,977	4.89	124,703	6,290	5.04
Consumer & other loans	2,102	118	5.61	2,843	182	6.40
Total loans (2)	1,054,706	51,829	4.91	935,245	55,720	5.96
Total earning assets	1,219,363	53,656	4.40	1,057,540	58,779	5.56
Noninterest-earning assets	49,827			48,924
Total assets	$1,269,190			$1,106,464

Interest-bearing liabilities:
Money market deposits and others	$307,316	$2,174	0.71%	$278,384	$4,908	1.76%
Time deposits	391,667	6,118	1.56	401,840	9,599	2.39
Total interest-bearing deposits	698,983	8,292	1.19	680,224	14,507	2.13
Borrowings	5,505	-	0.00	32	-	0.09
Total interest-bearing liabilities	704,488	8,292	1.18	680,256	14,507	2.13
Noninterest-bearing liabilities:
Noninterest-bearing deposits	406,401			276,073
Other noninterest-bearing liabilities	17,889			15,221
Total noninterest-bearing liabilities	424,290			291,294
Shareholders’ equity	140,412			134,914
Total liabilities and shareholders’ equity	$1,269,190			$1,106,464
Net interest income / interest rate spreads		$45,364	3.22%		$44,272	3.43%
Net interest margin			3.72%			4.19%
Cost of deposits			0.75%			1.52%
Cost of funds			0.75%			1.52%

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

	Twelve Months Ended December 31,
	2020 over 2019
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$454	$(1,510)	$(1,056)
Securities available for sale	377	(553)	(176)
Total investments	831	(2,063)	(1,232)
Real estate loans	3,681	(4,204)	(523)
SBA loans	4,277	(5,135)	(858)
C & I loans	(522)	(1,611)	(2,133)
Home Mortgage loans	(126)	(187)	(313)
Consumer & other loans	(43)	(21)	(64)
Total loans	7,267	(11,158)	(3,891)
Total earning assets	8,098	(13,221)	(5,123)
Money market deposits and others	426	(3,160)	(2,734)
Time deposits	(236)	(3,245)	(3,481)
Total interest-bearing deposits	190	(6,405)	(6,215)
Borrowings	-	-	-
Total interest-bearing liabilities	190	(6,405)	(6,215)
Net interest income	$7,908	$(6,816)	$1,092

Net interest income for the year ended December 31, 2020 was $45.4 million compared to $44.3 million for the year ended December 31, 2019, an increase of $1.1 million, or 2.5%. This increase was primarily due to a $6.2 million decrease in interest expense from a 95 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $5.1 million decrease in interest income from a 105 basis point decrease in the average yield on loans, and a 139 basis point decrease in the average yield on investments. The significant decreases in the average rates were primarily due to the Federal Reserve’s cumulative market rate cuts of 150 basis points through three rate cuts in January and March.

Total interest income was $53.7 million in 2020, compared to $58.8 million in 2019, a decrease of $5.1 million, or 8.7%. This decrease was primarily due to a decrease in interest earned on our loan portfolio and a decrease in interest earned on federal funds sold.

Interest and fees on loans was $51.8 million in 2020, compared to $55.7 million in 2019, a decrease of $3.9 million, or 7.0%. This decrease in interest income on loans was primarily due to a 105 basis point decrease in the average yield on loans, partially offset by a $119.5 million, or 12.8%, increase in the average balance of loans outstanding.

Interest income on total investments was $1.8 million in 2020, compared to $3.1 million in 2019. Interest income on the securities portfolio decreased $176,000, or 13.0%, to $1.2 million in 2020, compared to $1.4 million in 2019. The decrease in interest income on the securities portfolio was primarily due to an 86 basis point decrease in the average yield on the securities portfolio, offset by 33.5% increase in the average balance of securities available for sale held by the Company. Interest income on federal funds sold and other investments decreased $1.1 million, or 61.9%, to $650,000 in 2020 from $1.7 million in 2019, due to a 183 basis point decrease in the average yield on the federal funds sold and other investments, offset by 35.6% increase in the average balance of federal funds sold and other investments held by the Company.

Total interest expense was $8.3 million in 2020, compared to $14.5 million in 2019, a decrease of $6.2 million, or 42.8%. The decrease was primarily due to decreases in interest expense on deposits as result of the downward adjustments of the Company’s rates paid on interest-bearing deposits in response to the rate decreases by the Federal Reserve. The average balance of interest-bearing liabilities increased $24.2 million to $704.5 million at December 31, 2020 from $680.3 million at December 31, 2019.

Net interest margins for the years ended December 31, 2020 and 2019 were 3.72% and 4.19%, respectively.

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

The provision for loan losses was $6.0 million for the year ended December 31, 2020, compared to $1.1 million for the year ended December 31, 2019. Management evaluated the qualitative and quantitative factors on all loan types to reflect the COVID-19 pandemic’s prolonged potential adverse impacts on national, state, and local economic and business conditions. The changes in qualitative factors accounted for $4.3 million, or 72%, and the changes in quantitative factors, which included a provision of $643,000 for accrued interest receivables on deferred loans, accounted for $1.6 million, or 27% of the provision for loan losses for the year ended December 31, 2020. Our gross loans were $1.10 billion at 2020, compared to $990.1 million at 2019, an increase of $109.6 million, or 11.1%.

The allowance for loan losses as a percentage of loans held for investment was 1.40% at December 31, 2020 and 1.02% at December 31, 2019.

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

Noninterest income for the year ended December 31, 2020 was $10.8 million, a decrease of $655,000, or 5.7%, compared to $11.4 million for the year ended December 31, 2019.

The following table sets forth the various components of our noninterest income for the years ended December 31, 2020 and 2019:

	Year Ended December 31
(Dollars in thousands)	2020	2019	Increase
Noninterest income:
Service charges on deposit accounts	$1,132	$1,695	$(563)
Loan servicing fees, net of amortization	1,856	1,186	670
Gain on sale of loans	6,092	5,905	187
Other income and fees	1,691	2,640	(949)
Total noninterest income	$10,771	$11,426	$(655)

Income from service charges on deposit accounts was $1.1 million for 2020, compared to $1.7 million, a decrease of $563,000, or 33.2%. This decrease was primarily due to lower overdrafts in the year ended December 31, 2020, compared to the same period in 2019, reflecting higher balances and lower transaction activities on deposit accounts amid the COVID-19 pandemic.

Total gain on sale of loans was $6.1 million in the year ended December 31, 2020, compared to $5.9 million for the same period of 2019, an increase of $187,000 or 3.2%.

Gain on sale of SBA loans totaled $5.9 million in the year ended December 31, 2020, compared to $5.8 million for the same period of 2019. We sold $85.0 million of SBA loans with an average premium of 8.82% in the year ended December 31, 2020, compared to the sale of $85.0 million of SBA loans with an average premium of 8.43% in the same period of 2019. We originated $204.5 million of SBA loans, including $66.3 million of SBA PPP loans, in 2020, compared to $110.5 million of SBA loans in 2019. Gain on sale of other loans for both periods were immaterial.

Loan servicing income, net of amortization, increased by $670,000 to $1.9 million in 2020, compared to $1.2 million in 2019. The increase in loan servicing income was due to a $323,000 increase in servicing fees and a $347,000 decrease in servicing asset amortization expense. Our total SBA loan servicing portfolio was $388.8 million as of December 31, 2020, compared to $347.8 million as of December 31, 2019.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Other income and fees for 2020 were $1.7 million, compared to $2.6 million for 2019, a decrease of $949,000, or 35.9%. The decrease was primarily attributable to a one-time gain on company owned life insurance of $1.2 million in the year ended December 31, 2019, partially offset by a gain of $213,000 from a sale of other property in the year ended December 31, 2020. The Company sold a property that has been used for the Company’s internal use with a gain of $213,000 during the fourth quarter of 2020.

Noninterest Expense

Noninterest expense for the year ended December 31, 2020 was $31.9 million, compared to $32.5 million for the year ended December 31, 2019, a decrease of $580,000, or 1.8%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2020 and 2019:

	Year Ended December 31
(Dollars in thousands)	2020	2019	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$20,041	$20,267	$(226)
Occupancy and equipment	4,974	4,648	326
Data processing and communication	1,682	1,530	152
Professional fees	1,101	980	121
FDIC insurance and regulatory assessments	449	259	190
Promotion and advertising	467	806	(339)
Directors' fees and stock-based compensation	700	908	(208)
Foundation donation and other contributions	1,335	1,586	(251)
Other expenses	1,191	1,536	(345)
Total noninterest expense	$31,940	$32,520	$(580)

Salaries and employee benefits expense for the year ended December 31, 2020 was $20.0 million, compared to $20.3 million for the year ended December 31, 2019, a decrease of $226,000, or 1.1%. This decrease was attributable to an increase in deferred loan origination cost, partially offset by an increase in the number of employees to support continued growth, annual salary adjustments and increased benefits costs. The increase in deferred loan costs is primarily attributable to the origination of 1,300 new loans, including 979 SBA PPP Loans, in the year ended December 31, 2020, compared to 345 new loans in the year ended December 31, 2019. The average number of full-time equivalent employees was 171.3 in 2020 compared to 166.1 in 2019.

Occupancy and equipment expense for 2020 was $5.0 million, compared to $4.6 million for 2019, an increase of $326,000, or 7.0%. This increase was primarily due the annual increase of rent under our office leases and a new branch opened in the second quarter of 2019.

Data processing and communication expense for 2020 was $1.7 million, compared to $1.5 million for 2019, an increase of $152,000, or 9.9%. This increase was primarily due to supporting increased online transaction activities and supporting increased users on authentication system along with an increase in number of employees in 2020.

Professional fees for 2020 were $1.1 million, compared to $980,000 for 2019, an increase of $121,000, or 12.3%. The increase was primarily due to an increase in internal audit costs in line with the Company’s growth.

FDIC insurance and regulatory assessment expense for 2020 was $449,000, compared to $259,000 for 2019, an increase of $190,000 or 73.4%. The FDIC insurance and regulatory assessments for 2019 was lower due to the small bank assessment credits that was applied to offset the FDIC assessments for the second half of 2019.

Directors’ fees and expenses for 2020 were $700,000, compared to $908,000 for 2019, a decrease of $208,000 or 22.9%. Directors’ fees and expenses include a monthly retainer fee, reimbursement for travel and other expenses, and stock-based expenses relating to equity awards granted to our directors in prior years under our equity plans. The decrease was primarily due to a decrease in stock-based expenses resulting from the full vesting of the restricted stock units in July 2020. Directors’ stock-based expenses for 2020 and 2019 were $252,000 and $431,000, respectively.

Our aggregate donations to the Foundation and other charitable and community contributions for 2020 were $1.3 million, compared to $1.6 million for 2019, a decrease of $251,000, or 15.8%. The decrease was due to decreased donation accruals for Open Stewardship Foundation, which is directly proportionate to our after-tax net income. On an annual basis, we donate 10% of our consolidated net income after taxes to the Foundation.

Other expenses for 2020 were $1.2 million compared to $1.5 million for 2019, a decrease of $345,000, or 22.5%. The decrease was primarily due to Company’s proactive management of overhead expenses amid the COVID-19 pandemic.

Income Tax Expense

Income tax expense was $5.1 million in 2020, compared to $5.3 million in 2019. Effective tax rates were 28.0% and 24.1% in 2020 and 2019, respectively. The increase in the effective tax rate was primarily attributable to the less permanent difference in 2020 compared to 2019. These differences are substantially attributable to one-time proceeds from company owned life insurance received in 2019 and realizing a lower amount of tax benefits resulting from the exercise of non-qualified stock options in 2020 compared to 2019.

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

We recognized net deferred tax assets of $5.2 million and $3.2 million at December 31, 2020, and December 31, 2019, respectively.

After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets at December 31, 2020 and December 31, 2019 will be fully realized in future years.

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

	Twelve Months Ended
	December 31, 2019			December 31, 2018
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Earning assets:
Federal funds sold and other investments (1)	$67,301	$1,706	2.54%	$33,110	$975	2.95%
Securities available for sale	54,994	1,353	2.46	44,046	985	2.24
Total investments	122,295	3,059	2.50	77,156	1,960	2.54
Real estate loans	565,617	31,139	5.51	472,062	24,784	5.25
SBA loans	138,985	12,089	8.70	140,381	11,404	8.12
C & I loans	103,097	6,020	5.84	104,706	5,862	5.60
Home Mortgage loans	124,703	6,290	5.04	114,630	5,864	5.12
Consumer & other loans	2,843	182	6.40	3,358	194	5.78
Total loans (2)	935,245	55,720	5.96	835,137	48,108	5.76
Total earning assets	1,057,540	58,779	5.56	912,293	50,068	5.49
Noninterest-earning assets	48,924			47,260
Total assets	$1,106,464			$959,553

Interest-bearing liabilities:
Money market deposits and others	$278,384	$4,908	1.76%	$256,889	$3,523	1.36%
Time deposits	401,840	9,599	2.39	304,407	5,441	1.79
Total interest-bearing deposits	680,224	14,507	2.13	561,296	8,964	1.59
Borrowings	32	-	0.09	8,736	147	1.67
Total interest-bearing liabilities	680,256	14,507	2.13	570,032	9,111	1.59
Noninterest-bearing liabilities:
Noninterest-bearing deposits	276,073			260,697
Other noninterest-bearing liabilities	15,221			9,622
Total noninterest-bearing liabilities	291,294			270,319
Shareholders’ equity	134,914			116,202
Total liabilities and shareholders’ equity	$1,106,464			$956,553
Net interest income / interest rate spreads		$44,272	3.43%		$40,957	3.90%
Net interest margin			4.19%			4.49%
Cost of deposits			1.52%			1.09%
Cost of funds			1.52%			1.09%

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

	Twelve Months Ended December 31
	2019 over 2018
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold and other investments	$883	$(152)	$731
Securities available for sale	260	108	368
Total investments	1,143	(44)	1,099
Real estate loans	5,084	1,271	6,355
SBA loans	(115)	800	685
C & I loans	(91)	249	158
Home Mortgage loans	517	(91)	426
Consumer & other loans	(32)	20	(12)
Total loans	5,363	2,249	7,612
Total earning assets	6,506	2,205	8,711
Money market deposits and others	280	1,105	1,385
Time deposits	2,031	2,127	4,158
Total interest-bearing deposits	2,311	3,232	5,543
Borrowings	(73)	(74)	(147)
Total interest-bearing liabilities	2,238	3,158	5,396
Net interest income	$4,268	$(953)	$3,315

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

The following table sets forth the various components of our noninterest income for the years ended December 31, 2019 and 2018:

	Year Ended December 31
(Dollars in thousands)	2019	2018	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$1,695	$1,897	$(202)
Loan servicing fees, net of amortization	1,186	1,078	108
Gain on sale of loans	5,905	4,880	1,025
Other income and fees	2,640	1,474	1,166
Total noninterest income	$11,426	$9,329	$2,097

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

Other income and fees for 2019 were $2.6 million, compared to $1.5 million for 2018, an increase of $1.2 million, or 79.1%. The increase was primarily attributable to a one-time gain on company owned life insurance of $1.2 million.

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

We recognized net deferred tax assets of $3.2 million and $3.7 million at December 31, 2019, and December 31, 2018, respectively. We determined that it is more likely than not that net deferred tax assets at December 31, 2019 and December 31, 2018 would be fully realized in future years.

Financial Condition of the Company for Year Ended December 31, 2020

Total assets increased $187.3 million, or 15.9%, to $1.37 billion at December 31, 2020, as compared to $1.18 billion at December 31, 2019. This increase primarily resulted from an increase of $109.6 million, or 11.1%, in gross loans and an increase of $35.2 million, or 62.3%, in investment portfolio. We funded our asset growth primarily with an increase of $179.4 million in deposits in 2020.

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

All of the securities in our investment portfolio were classified as available-for-sale at December 31, 2020. There were no held-to-maturity or trading securities in our investment portfolio at December 31, 2020. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available-for-sale increased $35.2 million, or 62.3%, to $91.8 million at December 31, 2020 from $56.5 million at December 31, 2019. Securities available-for-sale increased $1.2 million, or 2.2%, to $56.53 million at December 31, 2019 from $55.3 million at December 31, 2018. No issuer of the available-for-sale securities, other than FNMA and FHLMC, comprised more than ten percent of our shareholders’ equity as of December 31, 2020, 2019, or 2018.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	December 31, 2020			December 31, 2019			December 31, 2018
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$1,000	$1,005	$5	$5,000	$5,001	$1	$6,994	$6,906	$(88)
Mortgage-backed securities - residential	19,281	19,704	423	15,559	15,641	82	14,465	14,129	(336)
Collateralized mortgage obligations	70,318	71,082	764	35,723	35,907	184	34,655	34,301	(354)
Total available for sale	$90,599	$91,791	$1,192	$56,282	$56,549	$267	$56,114	$55,336	$(778)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2020, we evaluated the securities which had an unrealized loss for other than temporary impairment (“OTTI”) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2020
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$1,000	1.75%	$—	—%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	329	1.94%	5,303	1.83%	13,649	1.45%
Collateralized mortgage obligations	—	—%	—	—%	780	1.73%	69,538	1.01%
Total available for sale	$1,000	1.75%	$329	1.94%	$6,083	1.82%	$83,187	1.08%

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

At December 31, 2020, gross loans including deferred costs totaled $1.10 billion, compared to $990.1 million at December 31, 2019 and $875.1 million at December 31, 2018.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	December 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$651,684	59%	$630,668	64%	$503,834	58%
SBA loan - real estate	136,224	12%	122,373	12%	117,834	13%
Total real estate	787,908	71%	753,041	76%	621,668	71%
SBA loan - non-real estate	75,151	7%	9,895	1%	9,541	1%
Commercial and industrial	107,307	10%	103,852	10%	113,975	13%
Home mortgage	128,212	12%	120,686	12%	127,298	15%
Consumer	1,158	<1%	2,664	<1%	2,577	<1%
Gross loans	1,099,736	100%	990,138	100%	875,059	100%
Allowance for loan losses	(15,352)		(10,050)		(9,636)
Net loans	$1,084,384		$980,088		$865,423

Gross loans increased $109.6 million, or 11.1%, to $1.10 billion at December 31, 2020, compared to $990.1 million as of December 31, 2019. Gross loans increased $115.1 million, or 13.2%, to $990.1 million at December 31, 2019, compared to $875.1 million as of December 31, 2018. The increases in our gross loans in 2020 resulted from originations of $66.3 million of SBA PPP loans and additional organic growth in commercial real estate loans and SBA loans.

The following tables presents the maturity distribution of our loans at December 31, 2020 and 2019. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of December 31, 2020
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$58,101	$44,439	$293,045	$155,303	$74,302	$26,494	$651,684
SBA loans - real estate	—	—	—	—	—	136,224	136,224
Total real estate	58,101	44,439	293,045	155,303	74,302	162,718	787,908
SBA loan - non- real estate	—	11	64,906	952	—	9,282	75,151
Commercial and industrial	8,933	43,618	221	36,853	4,887	12,795	107,307
Home mortgage	—	—	—	—	114,141	14,071	128,212
Consumer	—	271	—	887	—	—	1,158
Gross loans	$67,034	$88,339	$358,172	$193,995	$193,330	$198,866	$1,099,736

	As of December 31, 2019
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$40,641	$30,792	$267,292	$173,730	$77,338	$40,875	$630,668
SBA loans - real estate	—	—	—	—	—	122,373	122,373
Total real estate	40,641	30,792	267,292	173,730	77,338	163,248	753,041
SBA loan - non- real estate	—	41	—	772	—	9,082	9,895
Commercial and industrial	—	52,220	398	35,016	—	16,218	103,852
Home mortgage	—	—	—	—	112,662	8,024	120,686
Consumer	—	895	—	1,769	—	—	2,664
Gross loans	$40,641	$83,948	$267,690	$211,287	$190,000	$196,572	$990,138

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services oriented entities), SBA loans (unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 83.3% of our gross loans were secured by real property at December 31, 2020, compared to 88.2% at December 31, 2019.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At December 31, 2020, approximately 65% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At December 31, 2020, our average loan to value for commercial real estate loans was 53%. Our commercial real estate loan portfolio totaled $651.7 million at December 31, 2020 compared to $630.7 million at December 31, 2019, and $503.8 million at December 31, 2018.

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

As of December 31, 2020, our SBA portfolio totaled $211.4 million including $64.9 million of SBA PPP loans, compared to $132.3 million as of December 31, 2019. These increases were primarily due to origination of SBA PPP loans and continued growth of our SBA loan portfolio. We originated $204.5 million, including $66.3 million of SBA PPP loans, and $110.5 million during the years ended December 31, 2020 and 2019, respectively. We sold $113.9 million and $85.0 million of SBA loans during the years ended December 31, 2020 and 2019, respectively. SBA portfolio totaled $127.4 million at December 31, 2018.

From our total SBA loan portfolio, $136.2 million is secured by real estate and $75.2 million is unsecured or secured by business assets at December 31, 2020.

Commercial and industrial loans totaled $107.3 million at December 31, 2020, compared to $103.9 million at December 31, 2019 and $114.0 million at December 31, 2018.

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

Home mortgage loans totaled $128.2 million at December 31, 2020, compared to $120.7 million at December 31, 2019, an increase of $7.5 million, or 6.2%. The increase was primarily due to greater loan originations in 2020, compared to 2019. During the year ended December 31, 2020, we originated $48.2 million and sold $9.2 million in home mortgage loans. Payoffs and paydowns for the same period were $26.7 million and $5.5 million, respectively. During the same period in 2019, we originated $28.8 million and sold $5.7 million in home mortgage loans. Payoffs and paydowns for the same period were $24.6 million and $5.9 million, respectively. Home mortgage loans totaled $127.3 million at December 31, 2018.

Loan Payment Deferrals: As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan payment deferrals of up to twelve months for commercial and consumer borrowers impacted by the pandemic who have not been delinquent over 30 days on payments at the time of borrowers’ deferral requests. As of December 31, 2020, the Company processed loan deferments for borrowers across multiple industries representing 183 loan accounts, with an aggregate loan balance of $236.2million under the interagency guidance and Section 4013 of the CARES Act. Recent interagency guidance from the Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program satisfies the applicable requirements.

As of December 31, 2020, 165 loans with an aggregate balance of $205.0 million, including 67 home mortgage loans with an aggregate balance of $29.2 million, have resumed regular payments.

The following tables summarize loan portfolio breakdown by industry and loan deferral requests as of the dates presented:

Loan Portfolio Breakdown by Industry
Excluding home mortgage and consumer loans
(Dollars in thousands)	As of December 31, 2020
Industry	Number of accounts	% of total	Balance	% of total
Real estate lessors	233	11.3%	$373,132	37.1%
Hotel / motel	192	9.3	143,683	14.3
Food services / restaurant	282	13.7	38,645	3.8
Car washes	51	2.5	36,967	3.7
Laundry services	81	3.9	20,340	2.0
Educational service	14	0.7	6,502	0.6
Other	1,210	58.7	386,170	38.4
Total	2,063	100.0%	$1,005,439	100.0%

Loan Deferment Summary by Industry
Excluding home mortgage and consumer loans
(Dollars in thousands)	As of December 31, 2020
	Number of accounts			Loan balance
Industry	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Real estate lessors	1	6.3%	0.4%	$1,302	4.3%	0.3%
Hotel / motel	10	62.5	5.2	20,276	67.3	14.1
Food services / restaurant	1	6.3	0.4	148	0.5	0.4
Car washes	1	6.3	2.0	2,148	7.1	5.8
Laundry services	1	6.3	1.2	330	1.1	1.6
Educational service	1	6.3	7.1	5,373	17.8	82.6
Other	1	6.3	0.1	556	1.8	0.1
Total	16	100.0%	0.8%	$30,133	100.0%	3.0%

Loan Deferment Summary by Loan Type
(Dollars in thousands)	As of December 31, 2020
	Number of accounts			Loan balance
Loan Type	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Real estate loans	14	77.8%	3.9%	$29,655	95.1%	4.6%
C & I loans	2	11.1	1.0	478	1.5	0.4
Loans, excluding home mortgage and consumer loans	16	88.9	0.8	30,133	96.6	3.0
Home mortgage loans	2	11.1	0.6	1,053	3.4	0.8
Total	18	100.0%	0.8%	$31,186	100.0%	2.7%

Loan Deferment Status Change by Loan Type
(Dollars in thousands)	As of December 31, 2020
	Total deferments		Payment resumed
	under the CARES Act		or paid off		Remaining deferments
	through December 31, 2020		through December 31, 2020		as of December 31, 2020
Loan Type	Number of accounts	Balance	Number of accounts	Balance	Number of accounts	Balance
Loans, excluding home mortgage and consumer loans	114	$206,011	98	$175,878	16	$30,133
Home mortgage loans	69	30,205	67	29,152	2	1,053
Total	183	$236,216	165	$205,030	18	$31,186

Loan Servicing

As of December 31, 2020, 2019, and 2018, we serviced $388.8 million, $347.8 million, and $328.5 million respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Beginning balance	$7,024	$6,987	$6,771
Additions	2,073	2,121	2,257
Amortized to expense	(1,737)	(2,084)	(2,041)
Ending balance	$7,360	$7,024	$6,987

Loan servicing rights are reported on our consolidated balance sheets and reported net of amortization.

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

The allowance for loan losses was $15.4 million at December 31, 2020, compared to $10.1 million at December 31, 2019 and $9.6 million at December 31, 2018. The increase was primarily due to adjustments to qualitative factors on all loan types to reflect the pandemics’ potential impacts and the overall growth in the size of our gross loan portfolio. The provision for loan losses for the year ended December 31, 2020 was $6.0 million. The qualitative factors accounted for $4.3 million and the quantitative factors accounted for $1.6 million. Our gross loan portfolio grew $109.6 million, or 11.1%, to $1.10 billion at December 31, 2020 from $990.1 million at December 31, 2019, and $115.1 million, or 13.2% to $990.1 million at December 31, 2019 from $875.1 million at December 31, 2018.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. The Federal Reserve Board and the DFPI also review the allowance for loan losses as an integral part of their examination process. Based on information currently available, management believes that our allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in our market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Analysis of the Allowance for Loan Losses

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the years ended December 31, 2020, 2019 and 2018.

	As of and For the Year				As of and For the Year			As of and For the Year
	Ended December 31, 2020				Ended December 31, 2019			Ended December 31, 2018
			Net			Net			Net
(Dollars in thousands)	Provision		Charge- offs	ALL Balance	Provision	Charge- offs	ALL Balance	Provision	Charge- offs	ALL Balance
Real estate:
Commercial real estate	$2,505		$—	$8,505	$1,195	$—	$6,000	$4	$—	$4,805
SBA loans - real estate	863		—	1,802	734	689	939	(188)	—	894
Total real estate	3,368		—	10,307	1,929	689	6,939	(184)	—	5,699
SBA loan - non-real estate	174		17	278	(384)	—	121	103	136	505
Commercial and industrial	1,274		—	2,563	(457)	—	1,289	1,115	634	1,746
Home mortgage	518		—	2,185	14	—	1,667	245	—	1,653
Consumer	(16)		(1)	19	-	(1)	34	(12)	—	33
Total	$5,318	(1)	$16	$15,352	$1,102	$688	$10,050	$1,267	$770	$9,636
Gross loans (2)				$1,099,736			$990,138			$875,059
Average gross loans				1,038,387			929,720			820,586
Net charge-offs to average gross loans (3)				0.00%			0.07%			0.09%
Allowance for loans losses to gross loans				1.40%			1.02%			1.10%

(1) Loan loss provision for the year ended December 31, 2020, reported on income statement is $6.0 million. The difference of $643,000 is allocated to allowance on accrued interest receivable on loan deferrals or loan modifications.

(2) Loans held for sale of $26,659, $2,100, and $24,559 as of the year ended December 31, 2020, 2019, and 2018, respectively, are excluded.
(3) Net charge-offs are loan charge-offs net of loan recoveries.

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO at December 31, 2020, 2019 and 2018.

Non-performing loans include loans that are 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO.

Non-performing loans were $985,000 at December 31, 2020, compared to $1.5 million at December 31, 2019 and $1.9 million at December 31, 2018. The non-performing loans at December 31, 2019 were paid off in 2020. In 2019, we transferred one non-accrual SBA loan and one non-accrual commercial loan, which were non-performing loans in 2018, to OREO and sold the OREO. We did not recognize any interest income on non-accrual loans during the years ended December 31, 2020, 2019, and 2018 while the loans were in non-accrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $40,000 for the year ended December 31, 2020, $40,000 for the year ended December 31, 2019 and $27,000 for the same period of 2018.

We recognized interest income on loans modified under troubled debt restructurings of $4,000 for the year ended December 31, 2020, $20,000 for the year ended December 31, 2019, and $19,000 for the year ended December 31, 2018, respectively. The loan modified under troubled debt restructurings was placed to non-accrual status at December 31, 2020.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

	As of December 31,
(Dollars in thousands)	2020	2019	2018
Non-accrual loans	$985	$1,215	$1,571
Past due loans 90 days or more and still accruing	—	—	—
Accruing troubled debt restructured loans	—	333	343
Total non-performing loans	985	1,548	1,914
Other real estate owned	—	—	—
Total non-performing assets	$985	$1,548	$1,914

Non-performing loans to gross loans	0.09%	0.16%	0.22%
Non-performing assets to total assets	0.07%	0.13%	0.18%
Allowance for loan losses to non-performing loans	1,558%	649%	503%

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

The following table show the composition of deposits by type as of the dates indicated:

	As of December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$522,754	43.6%	$294,281	28.8%	$285,132	31.5%
Interest-bearing:
Money market and others	328,323	27.4%	296,618	29.1%	264,770	29.3%
Time deposits (more than $250,000)	200,210	16.7%	213,345	20.9%	164,281	18.1%
Time deposits ($250,000 or less)	148,803	12.4%	216,467	21.2%	190,993	21.1%
Total interest-bearing	677,336	56.4%	726,430	71.2%	620,044	68.5%
Total deposits	$1,200,090	100.0%	$1,020,711	100.0%	$905,176	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2020, 2019 and 2018:

	As of December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$406,401	—%	$276,073	—%	$260,697	—%
Interest-bearing:
Money market and others	307,316	0.71	278,384	1.76	259,889	1.36
Time deposits (more than $250,000)	203,936	1.46	202,734	2.42	140,235	1.80
Time deposits ($250,000 or less)	187,731	1.67	199,106	2.36	164,172	1.78
Total interest-bearing	698,983	1.19	680,224	2.13	564,296	1.59
Total deposits	$1,105,384	0.75	$956,297	1.52	$824,993	1.09

The following tables set forth the maturity of time deposits at December 31, 2020 and 2019:

	As of December 31, 2020
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits (more than $250,000)	$107,198	$25,498	$63,818	$3,696	$200,210
Time deposits ($250,000 or less)	33,474	28,020	80,308	7,001	148,803
Total time deposits	$140,672	$53,518	$144,126	$10,697	$349,013

	As of December 31, 2019
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits (more than $250,000)	$60,904	$76,166	$72,656	$3,619	$213,345
Time deposits ($250,000 or less)	35,612	86,328	85,650	8,877	216,467
Total time deposits	$96,516	$162,494	$158,306	$12,496	$429,812

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At December 31, 2020, 2019 and 2018, we had maximum borrowing capacity from the FHLB of $394.0 million, $412.4 million and $357.1 million, respectively. We had $5.0 million in borrowings from the FHLB, which has a 0% interest rate under the Zero-Rate Recovery Advance Program, FHLB’s pandemic relief initiatives. We had no borrowings from FHLB at December 31, 2019 and December 31, 2018.

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

We had $100.0 million of unsecured federal funds lines with no amounts advanced at December 31, 2020, compared to $13.5 million at December 2019 and December 31, 2018, respectively. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $125.7 million, $124.0 million and $107.7 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $219.1 million, $206.7 million and $179.4 million at December 31, 2020, 2019 and 2018, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2020, 2019 or 2018, and our borrowing capacity is limited only by eligible collateral.

Based on the values of loans pledged as collateral, we had $263.0 million of additional borrowing availability with the FHLB at December 31, 2020. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2020 and 2019. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. At December 31, 2020, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2020 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total capital (to risk-weighted assets)
Consolidated	$155,287	14.81%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	152,232	14.52%	83,859	8.00%	104,824	10.00%	110,065	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	62,894	6.00%	83,859	8.00%	89,101	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	47,171	4.50%	68,136	6.50%	73,377	7.00%
Tier 1 capital (to average assets)
Consolidated	142,147	10.55%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	139,092	10.32%	53,915	4.00%	67,393	5.00%	53,915	4.00%
Note: The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

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
Note: The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at December 31, 2020 and 2019:

	Payments Due at December 31, 2020
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$851,077	$—	$—	$—	$851,077
Time deposits	338,316	9,578	522	597	349,013
Operating lease commitments	2,047	3,844	2,376	956	9,223
Advances from FHLB	5,000	—	—	—	5,000
Commitments to fund investment for Low Income Housing Tax Credit	1,042	1,036	29	47	2,154
Total contractual obligations	$1,197,482	$14,458	$2,927	$1,600	$1,216,467

	Payments Due at December 31, 2019
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$590,899	$—	$—	$—	$590,899
Time deposits	417,316	12,006	490	—	429,812
Operating lease commitments	2,001	4,060	3,518	1,641	11,220
Commitments to fund investment for Low Income Housing Tax Credit	29	12	23	6	70
Total contractual obligations	$1,010,245	$16,078	$4,031	$1,647	$1,032,001

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

The following table summarized commitments as of the dates presented.

	As of December 31,
(Dollars in thousands)	2020	2019	2018
Commitments to extend credit	$75,740	$66,153	$60,789
Standby letters of credit	9,212	7,377	1,790
Total	$84,952	$73,530	$62,579

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2020, 2019 and 2018 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity			Economic Value of Equity Sensitivity
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
+400 basis points	30.27%	18.23%	16.25%	10.14%	(3.61)%	(2.94)%
+300 basis points	23.87%	14.64%	13.16%	12.73%	(0.54)%	(0.01)%
+200 basis points	16.85%	10.51%	9.32%	13.55%	1.75%	1.55%
+100 basis points	8.99%	5.79%	5.11%	11.14%	2.38%	2.62%
-100 basis points	—%	(5.26)%	(3.30)%	(20.87)%	(6.93)%	(4.38)%

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

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following provides biographical information for our directors, including their names, ages and year in which they began serving as a director of the Company (or the Bank prior to the Company’s formation in 2016). All of the directors of Open Bank became members of the OP Bancorp board of directors when we reorganized into our present bank holding company structure in 2016. The age indicated in each director’s biography is as of December 31, 2020.

Brian Choi. Mr. Choi, age 70, a director of the Bank since 2008, has served as the Chairman of the Board of the Bank since 2010, and OP Bancorp since 2016. Mr. Choi has served as Chairman and Chief Executive Officer of Universal Financing Corporation since 1991, and as Chairman and Chief Executive Officer of Ehese Investments, LLC since 2001. Mr. Choi has previous experience as a bank director with Alaska First Bank & Trust (formerly First Interstate Bank of Alaska) where he served on the Board from 1999 through 2008. He was the president of the Korean Community of Anchorage, Alaska from 2003 to 2004. He was the President of the Korean Christian Businessmen’s Committee of North America from 2006 to 2008. He also served as the President of the Federation of Korean American Association of Northwest States of United States of America, which included Oregon, Washington, Idaho, Montana, and Alaska from 2010 to 2012. Mr. Choi is a graduate of Korea University where he received a Bachelor of Science in Political Science and Foreign Relations. Mr. Choi contributes to the Board over 21 years of leadership and substantial experience in the community banking industry. He brings a wide-ranging understanding of the bank management, finance and operations. His leadership ability, judgment and prior business executive experience led the Board to elect him as Chairman of the Board.

Ernest E. Dow. Mr. Dow, age 71, has served as a member of the Board since the founding of the Bank in 2005. He is a Certified Public Accountant and a Principal of Dow & Sohn CPAs. He has maintained his accounting practice for over 38 years providing accounting, auditing, tax and business consulting services for international and local companies operating in Southern California. Mr. Dow served as a director for Pacific Union Bank from May 2003 until the bank’s acquisition by Hanmi Bank in April 2004. Mr. Dow is a member of the California Society of Certified Public Accountants. Mr. Dow obtained his Bachelor of Science from California State University, Northridge, in 1976. Mr. Dow’s significant accounting experience provides among other things in-depth knowledge of generally accepted accounting principles and auditing standards to the Board. Mr. Dow was a member of Choi Dow Ivan Hong & Lee Accountancy Corporation (“CDIH&L”) from August 1992 to December 2007.

Jason Hwang. Mr. Hwang, age 70, has served as a Board member since the founding of the Bank in 2005.He is a certified public accountant and is a partner in the accounting firm of Hwang, Lim & Joo, LLP and has over 35 years of experience in public accounting. He holds General Securities Registered Representative (Series 7), license. He is a past board member of number of community service organizations, including the Korean American Scholarship Fund and the Korean American National Museum. He obtained his B.S. in Accounting from California State University, Los Angeles. Mr. Hwang’s significant accounting experience provides among other things in-depth knowledge of generally accepted accounting principles and auditing standards to the Board as well as extensive understanding of Bank’s financial and accounting practices as well as its relationship with internal and external auditors. He is particularly suited to serve as Chair of the audit committee.

Soo Hun Jung, M.D. Dr. Jung, age 71, has served as a Board member since the founding of the Bank in 2005. He is a medical doctor who has been in private medical practice since 1982. Dr. Jung obtained his medical degree from Pusan National University College of Medicine, Pusan, South Korea, in 1975. He subsequently completed his general surgery internship at Mount Sinai Hospital, New York, in 1979 and his internal medicine residency at Hospital of the Good Samaritan (affiliated with U.S.C. Medical School) Los Angeles, in 1982. Dr. Jung is affiliated with various hospitals and medical associations. He is a Member of the Board of Good Samaritan Medical Practice Association; Good Samaritan Hospital, and Korean-American Medical Group. In addition, he is a member of American Medical Association, American College of Physicians, and Korean Medical Association. He serves as Clinical Assistant Professor of Medicine for U.S.C. School of Medicine. As a long-term member of the Board, Mr. Jung has a broad based understanding of the Company and the Bank and is deeply committed to the community through his medical practice and affiliations with medical organizations and associations.

Min J. Kim. Ms. Kim, age 61, has served as the President and Chief Executive Officer and a member of the Board of the Company and the Bank since April 2010. She has over 38 years of banking experience in the Korean banking community. Prior to joining the Bank, she served as Chief Executive Officer and President of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc) for three and half years assuming those positions in 2006. From 1996 to March 2006, Ms. Kim served in various executive positions with Nara Bancorp and Nara Bank, including Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, and Senior Vice President and Chief Credit Administrator. Prior to joining Nara Bancorp and Nara Bank in 1995, Ms. Kim served in numerous positions with Hanmi Bank, including Vice President and Manager of the Western Street Branch of Hanmi Bank in Los Angeles from 1985 to 1995. Ms. Kim has a Bachelor of Sciences degree in Finance from the University of Southern California. Ms. Kim contributes to the Board her breadth of knowledge of the Company’s bank business, markets, community and culture. She provides the Board with an overall perspective of all facets of the Company’s business, financial condition and strategic direction.

Ock Hee Kim. Mrs. Kim, age 79, has served as a member of the Board since the founding of the Bank in 2005. She was the owner of Lily’s Dress Co., an apparel manufacturing company she founded in 1974 for 30 years. Mrs. Kim is actively involved in the L.A. Central Lions Club. Mrs. Kim serves as a deaconess in Torrance Presbyterian Church. Mrs. Kim obtained her Bachelor of Arts degree in Music from Kyung Hee University in Seoul, Korea. Ms. Kim brings a valuable perspective to the Board as result of her over 30 years of experience in the apparel and garment business which is an important industry in our downtown Los Angeles and Koreatown marketing areas, as well as and her involvement in local community activities.

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

Yong Sin Shin. Ms. Shin, age 61, has served as a Board member since the founding of the Bank in 2005. She is the President and Secretary of CJS Groups Inc (DBA Bicici & Coty Fashion), an apparel manufacturer and wholesaler in Los Angeles, California which she founded in 1994. Ms. Shin was a fashion designer and co-manager of Coty Fashion in Sao Paulo, Brazil, from 1985 to 1994. Ms. Shin obtained her Bachelor of Science in Dietary Nutrition from University of Sao Paulo, Sao Paulo, Brazil, in 1982. Ms. Shin co-founded her own manufacturing and wholesale business in Los Angeles, California and contributes to the Board her substantial business acumen developed though years of proven entrepreneurial success. Also as an active member of the Korean American Chamber of Commerce in Los Angeles she brings to the Board various business and cultural insights from the local community.

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

Each member of the Audit Committee meets the independence criteria as defined by applicable rules and regulations of the SEC for audit committee membership and is independent and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The members of the Audit Committee are Brian Choi, Ernest E. Dow, Jason Hwang (committee chair), Soo Hun Jung, M.D., Myung Ja (Susan) Park, and Yong Sin Shin. The Audit Committee met thirteen times in 2020.

In 2020, the Board of Directors has determined that Jason Hwang has: (i) an understanding of generally accepted accounting principles and financial statements; (ii) an ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) an experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.

Therefore, in 2020, the Board determined that Mr. Hwang meets the definition of “audit committee financial expert” under the applicable rules and regulations of the SEC and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”). The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

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

The members of the Human Resources & Compensation Committee are Brian Choi, Jason Hwang, Soo Hun Jung, M.D. (committee chair), Ock Hee Kim, Myung Ja (Susan) Park, and Yong Sin Shin. The Committee met four times in 2020.

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

The members of the Nomination & Governance Committee are Brian Choi (committee chair), Ernest E. Dow, Jason Hwang, Soo Hun Jung, M.D, and Ock Hee Kim. The Committee met four times during 2020.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers, including their names, ages and positions:

Name	Age	Position
Min J. Kim	61	President and Chief Executive Officer of the Company and the Bank
Christine Y. Oh	53	Executive Vice President and Chief Financial Officer of the Company and the Bank
Sang K. Oh	48	Executive Vice President and Chief Credit Officer of the Bank
Ki Won Yoon	60	Executive Vice President and Chief Lending Officer of the Bank
Kathrine Duncan	64	Executive Vice President and Chief Risk Officer of the Bank
Ihnsuk J. Bang	54	Executive Vice President and Chief Banking Officer

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

Christine Y. Oh. Ms. Oh was appointed Executive Vice President and Chief Financial Officer of the Bank in July 2010 and of the Company in March 2016. Ms. Oh has over 29 years of banking experience. Prior to joining the Bank, from January 2010 to July 2010 she served as Interim Chief Financial Officer and Controller of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc), headquartered in Los Angeles, California. Prior to assuming those positions, Ms. Oh served as Senior Vice President and Controller of Nara Bancorp and Nara Bank. Ms. Oh served as Interim Chief Financial Officer of Nara Bancorp and Nara Bank from March 2005 to July 2005. She joined Nara Bank in 1993. Prior to joining Nara Bank, Ms. Oh was a credit analyst at Center Bank where she started her banking in 1991. She has been serving as a director at Korean-American Family Services, a non-profit organization since 2014. Ms. Oh has a Bachelor of Science in Accounting from California State University, Northridge.

Sang K. Oh. Mr. Oh has served as Executive Vice President and Chief Credit Officer of the Bank since October 2020. Mr. Oh has over 23 years of banking experience, all with Bank of Hope, Los Angeles, California. Prior to joining the Bank, he served as Senior Vice President and Senior Credit Administrator at Bank of Hope since 2007, and served in a various senior lending positions with Bank of Hope since 1997. Mr. Oh has a Bachelor of Arts in Business Economics with Minor in Accounting from the University of California, Los Angeles, and a graduate of Pacific Coast Banking School.

Ki Won Yoon. Ms. Yoon has served as Executive Vice President and Chief Lending Officer since October 2013. Ms. Yoon has over 33 years of relevant lending experience, with strong ties in the Korean-American business community. Prior to joining Open Bank, Ms. Yoon was District Manager at BBCN Bank (now Bank of Hope and Hope Bancorp Inc), which she joined in 1999, and where she managed a loan portfolio of over $450 million. Ms. Yoon has a Bachelor of Arts in Food & Nutrition from Sook Myung Women’s University and a graduate of Pacific Coast Banking School.

Kathrine Duncan. Ms. Duncan joined the Bank in April 2010 as Executive Vice President and Chief Risk Officer. Ms. Duncan has over 39 years of banking experience. Prior to joining the Bank, Ms. Duncan had a consulting business performing audits, compliance/CRA reviews and writing policies. From 2005 to 2009, she was Senior Vice President, Chief Corporate Services Officer at Nara Bank (now Bank of Hope and Hope Bancorp Inc.) Los Angeles, California. Prior to joining Nara Bank, she was Senior Vice President and Director of General and Administrative Services at Pacific Premier Bank from 2000 to 2005. Prior to joining Pacific Premier Bank, Ms. Duncan was Senior Vice President, Risk Management Group at Hawthorne Savings (acquired) from 1994 to 2000. Prior to 1994, she was Vice President, Audit, Compliance, CRA at East-West Bank. Ms. Duncan has a Master of Arts in Leadership and Organizational Studies from Azusa Pacific University and a Bachelor of Science in Business Administration from California State University, Los Angeles.

Ihnsuk J. Bang. Mr. Bang has served as Executive Vice President and Chief Banking Officer of the Bank since October 2020. Mr. Bang has over 22 years of lending experience. Prior to joining the Bank, he served as President at Hana Small Bank Business Lending, Inc., a nationally ranked, non-bank SBA lender, since 2011, and served in various senior lending positions with Hanmi Bank, Wells Fargo Bank, and Bank of Hope from 1991 through 2003. Mr. Bang has a Bachelor of Arts in Business Economics with Minor in Mathematics from the University of California, Santa Cruz, and a Master’s in Business Administration in Finance from the Marshall School of Business at the University of Southern California.

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

Board of Directors

Board Independence

In 2020, seven out of eight members of the Board of Directors were independent directors, as defined by the applicable rules and regulations of the Nasdaq Stock Market, as follows:

Brian Choi, Chairman of the Board

Ernest E. Dow

Jason Hwang

Soo Hun Jung, M.D.

Ock Hee Kim

Myung Ja (Susan) Park

Yong Sin Shin

Board and Committee Meeting Attendance

During the fiscal year ended December 31, 2020, our Board of Directors held a total of 12 meetings. Each incumbent director who was a director during 2020 attended each such meeting and each meeting held by the standing committees of the Board on which such director served.

Director Attendance at Annual Meetings of Shareholders

The Board believes it is important for all directors to attend the Annual Meeting of Shareholders in order to show their support for the Company and to provide an opportunity for shareholders to communicate any concerns to them. The Company’s policy is to encourage, but not require, attendance by each director at the Company’s Annual Meeting of Shareholders. All of the directors of the Company are encouraged to attend the Annual Meeting of Shareholders and at the 2020 Annual Meeting of Shareholders all of our directors were in attendance.

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

Item 11. Executive Compensation.

The following table sets forth information regarding the compensation paid, awarded to, or earned for our fiscal years ended December 31, 2020 and 2019 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Non Equity Incentive Plan Compensation (1)	Other Compensation ($) (4)	Total Compensation ($)
Min J. Kim	2020	$493,800	$510,000	$19,500	$1,023,300
President and Chief Executive Officer	2019	$486,858	$474,000	$23,400	$984,258

Christine Y. Oh	2020	$285,000	$130,000	$19,500	$434,500
Executive Vice President and Chief Financial Officer	2019	$280,625	$121,000	$22,038	$423,663

Steve K. Park (2)	2020	$237,500	$—	$318,992	$556,492
Executive Vice President and Chief Credit Officer	2019	$280,625	$119,000	$22,038	$421,663

Sang K. Oh (3)	2020	$40,720	$—	$391	$41,111
Executive Vice President and Chief Credit Officer
_______________
(1) Cash bonuses awarded under the Company's Management Incentive Plan, described below. Amounts for 2020 were determined and paid in March 2021 for fiscal year of 2020.
(2) Steve K. Park, as Executive Vice President and Chief Credit Officer, resigned the Bank in October 2020.
(3) Sang K. Oh, as Executive Vice President and Chief Credit Officer, joined the Bank in October 2020.
(4) Other Compensation for the named executive officers for our fiscal year ended December 31, 2020 includes the following:

Name	Perquisites (i)	Company 401(k) Match (ii)	Other (iii)	Total “Other Compensation”
Min J. Kim	$2,400	$17,100	$—	$19,500
Christine Y. Oh	$2,400	$17,100	$—	$19,500
Steve K. Park	$2,000	$14,250	$302,742	$318,992
Sang K. Oh	$391	$—	$—	$391
_______________
(i) Amounts reflect cell phone allowance
(ii) Amounts reflect Company matching contribution under the 401(k) Plan.
(iii) Amounts reflect separation payment of $285,000, accrued paid time off payout of $16,161, and the Company paid COBRA payment of $1,581 for the months of November and December 2020.

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

2020 Risk Assessment

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

Chief Executive Officer Agreement

On November 1, 2017, we entered into an employment agreement with Ms. Kim, our President and Chief Executive Officer. The agreement provides for an initial three-year term and automatically renewal each subsequent year for a one-year term thereafter unless terminated by either party upon 45 days written notice prior to the end of the then-current term. Under the terms of the agreement, Ms. Kim was initially entitled to an annual base salary of $410,000 subject to annual minimum increases of 3%, the actual amount as determined by the Board of Directors’ annual review of executive salaries. Her salary was last increased to $493,800 in April 2019. In addition to her salary, she is eligible to participate in the annual Management Incentive Plan, and will be entitled to equity award grants in accordance with the Company’s equity incentive plans and as approved by the Board of Directors. The Company provides Ms. Kim, at the same level of cost to other employees, group life, health, accident and disability insurance coverage for herself and her dependents. She is entitled to six weeks paid vacation annually. She received an automobile allowance in the amount of $1,200 per month in 2018 and for the first quarter of 2019. Effective April 2019, the monthly automobile allowance in the amount of $1,200 was rolled into Ms. Kim’s base salary. If Ms. Kim’s employment is terminated without Cause she will be entitled to 175% of her base salary paid over a period of 12 months and the Company will pay her COBRA health insurance premiums for 12 months. If Ms. Kim’s employment is terminated by the Company without Cause or she resigns for Good Reason within six months before or two years after a Change in Control, she will be paid 225% of her base salary over 12 months and the Company will pay her COBRA health insurance premiums for 24 months. The agreement provides that if any payments to Ms. Kim are limited by Section 280G of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”), our obligations will be limited to such amounts that results in the greatest amount of the payment that is deductible for federal minimum tax purposes after taking into account all other compensation payments to or for the benefit of Ms. Kim that are included in determining the deductibility of such payments under Section 280G. The agreement contains a non-solicitation provision, whereby Ms. Kim may not solicit the Company’s employees for two years after the termination of her employment.

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

Management Incentive Plan

The Company offers eligible executives an opportunity to earn cash bonuses in addition to their annual base salaries. Each year the management incentive plan (“Management Incentive Plan”) is reviewed and approved by the HRCC. The Management Incentive Plan for 2020 and 2019 provides an opportunity for the executive officers and key employees to earn a bonus up to their designated percentage cap based on their base salary. The limits were up to 125% of the annual base salary for the President and Chief Executive Officer and up to 55% of their annual base salary for the other executive officers.

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

For 2020, the President and Chief Executive Officer and the other executive officers were each assigned Bank Goals and Individual Goals with different weight allocations. The Bank Goals consisted of achieving three financial targets: ROA of 1.00%, return on equity (“ROE”) of 8.90% and an efficiency ratio of 60.78%. The Individual Goals were customized to each individual’s respective responsibilities. For the President and Chief Executive Officer and the other executive officers the weight allocation was 70% in Bank Goals and 30% in Individual Goals. In 2020, our ROA was 1.03%, ROE was 9.35%, and the efficiency ratio was 56.90%. Based on the Bank and Individual performance, the HRCC determined that Ms. Kim should receive a bonus amount of $510,000, equal to 103% of her annual base salary for 2020, and Ms. Oh should receive $130,000, equal to 46% of her annual base salary for 2020.

For 2019, the President and Chief Executive Officer and the other executive officers were each assigned Bank Goals and Individual Goals with different weight allocations. The Bank Goals consisted of achieving three financial targets: ROA of 1.24%, ROE of 10.56% and an efficiency ratio of 58%. The Individual Goals were customized to each individual’s respective responsibilities. For the President and Chief Executive Officer and the other executive officers the weight allocation was 70% in Bank Goals and 30% in Individual Goals. In 2019, our ROA was 1.40%, ROE was 11.51%, and the efficiency ratio was 59.70%. Based on the Bank and Individual performance, the HRCC determined that Ms. Kim should receive a bonus amount of $474,000, equal to 96% of her annual base salary for 2019, Ms. Oh should receive $121,000, equal to 42.5% of her annual base salary for 2019, and Mr. Park should receive $119,000, equal to 41.8% of his annual base salary for 2019.

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

Open Bank Employee’s 401(k) Plan. The Open Bank Employee’s 401(k) Plan is designed to provide retirement benefits to all eligible full-time and part-time employees of the Company and its subsidiary. The 401(k) Plan provides employees with the opportunity to save for retirement on a tax-favored basis. Named executive officers, all of whom were eligible during 2020, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer 1% to 100% of their compensation to the 401(k) Plan up to the applicable IRS limit. We currently match employee contributions on the first 6% of employee compensation ($1 for each $1). The Company match is contributed in the form of cash and is invested according to the employee’s current investment allocation. No discretionary profit sharing contribution was made to the 401(k) Plan for 2020 or 2019.

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

Perquisites. We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The HRCC periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites are awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2020 included a cell phone allowance.

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

Ms. Christine Oh is a participant in the Severance Plan. If she is terminated without cause within six months before or 12 months after a change in control (the “change in control period”) or she resigns for good reason during the change in control period, she would be entitled to 150% her base salary and the Company will pay her COBRA health insurance premiums for 12 months.

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

The shares of common stock are authorized and reserved for issuance for equity awards including stock options and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2020, we had options outstanding to purchase a total of 190,000 shares of our common stock under the 2010 Plan, at an average exercise price of $7.71 per share, and 154,500 restricted stock units at an average issue price of $11.66 were outstanding. The 2010 Plan expired in August 2020 and no future grants can be made under the 2010 Plan.

2005 Director and Employee Stock Option Plan

On February 10, 2005, the Board of Directors of Open Bank adopted and on December 21, 2005 shareholders of Open Bank approved the Director and Employee Stock Option Plan (the “2005 Plan”). In June 2016, OP Bancorp assumed the 2005 Plan in connection with the formation of the bank holding company. The 2005 Plan provided for the issuance of up to 770,000 shares of common stock. Option exercise prices were the fair market value of the underlying stock as of the grant date. Options granted to employees vest at the rate of 20% per year. The 2005 Plan expired in February of 2015 and no future grants can be made under the 2005 Plan.

As of December 31, 2020, the Company had options outstanding to purchase a total of 100,000 shares of common stock under the 2005 Plan, at an average exercise price of $5.77 per share.

Outstanding Equity Awards

The following table provides information for each of our named executive officers regarding outstanding stock options held by the officers as of December 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Min J. Kim	180,000	30,000	(3)	$8.00	4/1/2024	10,000	$77,000
Christine Y. Oh	—	—		—	—	10,000	$77,000
_______________

(1) This column represents the unvested restricted stock units granted. With regard to 10,000 restricted stock units for Ms. Kim, restricted stock units vest 1/7th per year from the date of grant of April 1, 2014, subject to continuing service. With regard to 10,000 restricted stock units for Ms. Oh, restricted stock units vest at the end of three years from the date of grant of June 21, 2018, subject to continuing service.

(2) The market value of the shares of restricted stock units that have not vested is calculated by multiplying the number of shares of stock underlying the restricted stock units that have not vested by the closing price of our common stock at December 31, 2020.

(3) This option vests at the rate of 30,000 shares each April 1, subject to continuing service.

Director Compensation

The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Min J. Kim, whose compensation is disclosed under “—Summary Compensation Table”) during 2020. Officers earn no additional compensation for director service.

Name	Fees Earned or Paid in Cash ($) (1)
Brian Choi	$82,000
Ernest E. Dow	$59,000
Jason Hwang	$59,000
Soo Hun Jung, M.D.	$59,000
Ock Hee Kim	$59,000
Myung Ja (Susan) Park	$59,000
Yong Sin Shin	$59,000
_______________
(1) Excludes reimbursement for traveling and other expenses and stock-based expenses relating to equity awards granted in prior years under our equity plans.

The Company paid fees to the non-officer directors for attendance at Board of Directors and Board of Directors’ committee meetings or for performing other services in connection with operation of the Company. The Chairman of the Board received $7,000 per month and all other directors received $5,000 per month. In 2020, the Board had the Company to donate $8,000 from their fees to two non-profit organizations to support families impacted by the COVD-19 pandemic. Directors receive reimbursement for their out-of-pocket expenses incurred in connection with their duties as directors, including their attendance at director meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock

The following table sets forth information as of December 31, 2020, pertaining to beneficial ownership of the Company’s common stock by persons known to the Company to own 5% or more of the Company’s common stock, nominees to be elected to the Board of Directors, the executive officers named in the Summary Compensation Table presented in this proxy statement, and all directors and executive officers of the Company, as a group. This information has been obtained from the Company’s records, or from information furnished directly by the individual or entity to the Company.

For purposes of the following table, shares issuable pursuant to stock options which may be exercised within 60 days of December 31, 2020, are deemed to be issued and outstanding and have been treated as outstanding in determining the amount and nature of beneficial ownership and in calculating the percentage of ownership of those individuals possessing such interest, but not for any other individuals.

Name of Beneficial Owner (1)	Shares Beneficially Owned (2) (3)		Percent of Class (3)
Directors and Executive Officers:
Brian Choi	950,000		6.33%
Min J. Kim	562,737	(4)	3.70%
Yong Sin Shin	478,000		3.18%
Ock Hee Kim	429,700		2.86%
Ernest E. Dow	233,044		1.55%
Soo Hun Jung, M.D.	229,438		1.53%
Jason Hwang	148,055		0.99%
Christine Y. Oh	130,873		0.87%
Myung Ja (Susan) Park	101,659		0.68%
All directors and executive officers as a group (11 individuals)	3,381,222	(5)	22.18%
BlackRock Inc.	845,375	(6)	5.63%
Manulife Financial Corporation	831,401	(7)	5.54%
_______________
(1) Except as otherwise noted, the address for all persons is c/o OP Bancorp, 1000 Wilshire Boulevard, Suite 500, Los Angeles, California 90017.

(2) Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

(3) Includes shares beneficially owned (including options exercisable and restricted stock units vesting within 60 days of December 31, 2020).
(4) Consists of 382,737 shares held by Ms. Kim individually, 180,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of December 31, 2020.
(5) Includes 230,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of December 31, 2020.

(6) Represents the number of common shares beneficially owned by BlackRock, Inc. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055. The foregoing information has been obtained from the shareholder’s Schedule 13G filed with the SEC on February 2, 2021.

(7) Represents the number of common shares beneficially owned by Manulife Financial Corporation (“MFC”) and MFC’s indirect, wholly-owned subsidiaries, Manulife Investments (US) LLC (“MIM (US)”) and Manulife Investment Management Limited (“MIML”). The address of MFC and MIMIL is 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5 and the address of MIM (US) is 197 Clarendon Street, Boston, Massachusetts 02116. The foregoing information has been obtained from the shareholder’s Schedule 13G filed with the SEC on February 3, 2021.

The following table summarizes our equity compensation plans as of December 31, 2020:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	474,500	$8.61	—
Equity compensation plans not approved by security holders	—	$—	—
Total	474,500	$8.61	—

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

As of December 31, 2020, our officers and directors as well as their immediate families and affiliated companies, taken as a group, were not indebted directly or indirectly to us, while deposits from this group totaled $1.5 million as of such date. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.

Open Stewardship Foundation

In 2011, the Open Stewardship Foundation, a non-profit organization, was created to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. We have committed to fund the Foundation in an amount equal to 10% of our consolidated annual income after taxes each year. We also permit the Foundation to use our premises for activities on behalf of non-profit organizations. This commitment is included in our annual operating budget each year and the Board of Directors and management believe that such activities have benefited us through stronger and expanded business relationships within the Korean-American community. Since inception, we have donated over $6.1 million to the Foundation, aiding over 190 local non-profits. The Foundation’s Board of Directors is comprised of five of our directors, Brian Choi, Ernest E. Dow, Min J. Kim, Ock Hee Kim, and Myung Ja (Susan) Park. Our Chief Financial Officer serves as the president of the Foundation. Our directors and officers receive no additional compensation for their service at the Foundation. The Board of Directors of the Foundation maintains a selection committee that is responsible for reviewing and recommending grant applications from local nonprofits. The selection committee has four members annually selected by the Foundation Board of Directors, which is traditionally comprised of Min J. Kim and three customers of Open Bank. We do not control the Foundation’s activities, and accordingly, we do not consolidate the financial statements of the Foundation.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the aggregate fees billed to the Company by its independent auditor:

Category of Services	Fiscal Year 2020	Fiscal Year 2019
Audit fees (1)	$410,717	$402,750
Audit-related fees	—	—
Tax fees (2)	52,367	34,526
All other fees	—	—
Total accounting fees	$463,084	$437,276
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

The ratio of Tax fees and All other fees to Total accounting fees was 11.3% for 2020 and 7.9% for 2019.

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

(a)(3) List of Exhibits: The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of OP Bancorp (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

3.2	Amended and Restated Bylaws of OP Bancorp (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

3.3	First Amendment to the Amended and Restated Bylaws of OP Bancorp

4.1

Specimen common stock certificate of OP Bancorp (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

4.2

Description of Securities Registered under Section 12 of Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38437) filed on March 16, 2020)

10.1*

Employment Agreement, dated November 1, 2017, between OP Bancorp and Min J. Kim (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.2*

Employment Offer Letter, dated June 10, 2010, from First Standard Bank to Christine Oh (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.3*

Employment Offer Letter, dated September 9, 2013, from First Standard Bank to Ki Won Yoon (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.4*

Employment Offer Letter, dated April 27, 2010, from First Standard Bank to Kathrine Duncan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.5*	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

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

10.11*	OP Bancorp 2017 Management Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.12*	OP Bancorp Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.13*

Form of Indemnification Agreement entered into with all of the directors and executive officers of OP Bancorp (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.14	Coexistence Agreement with Open Bank S.A. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.15*

Employment Offer Letter, dated September 24, 2020, from Open Bank to Sang Kyo Oh (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38437) filed on October 1, 2020)

10.16

Asset Purchase Agreement, dated January 28, 2021, by and between Open Bank and Hana Small Business Asset Lending, Inc. (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (File No. 001-38437) filed on February 5, 2021)

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

OP Bancorp

Date: March 15, 2021	By:	/s/ MIN J. KIM
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

Signature/Name	Title	Date

/s/ MIN J. KIM	President and Chief Executive Officer	March 15, 2021
Min J. Kim

/s/ CHRISTINE Y. OH	Executive Vice President & Chief Financial Officer	March 15, 2021
Christine Y. Oh

/s/ BRIAN CHOI	Director	March 15, 2021
Brian Choi

/s/ ERNEST E. DOW	Director	March 15, 2021
Ernest E. Dow

/s/ JASON HWANG	Director	March 15, 2021
Jason Hwang

/s/ SOO HUN JUNG	Director	March 15, 2021
Soo Hun Jung

/s/ OCK HEE KIM	Director	March 15, 2021
Ock Hee Kim

/s/ MYUNG JA (SUSAN) PARK	Director	March 15, 2021
Myung Ja (Susan) Park

/s/ YONG SIN SHIN	Director	March 15, 2021
Yong Sin Shin

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of OP Bancorp and subsidiary

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OP Bancorp and subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 15, 2021

OP BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$106,405	$86,036
Securities available for sale, at fair value	91,791	56,549
Other investments	10,006	9,176
Loans held for sale	26,659	2,100
Loans receivable, net of allowance of $15,352 at December 31, 2020 and $10,050 at December 31, 2019	1,084,384	980,088
Premises and equipment, net	4,544	5,226
Accrued interest receivable, net of allowance of $643 at December 31, 2020	3,985	3,166
Servicing assets	7,360	7,024
Company owned life insurance (COLI)	10,879	10,618
Deferred tax assets	5,242	3,189
Operating right-of-use assets	6,786	8,254
Other assets	8,785	8,094
Total assets	$1,366,826	$1,179,520
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$522,754	$294,281
Interest bearing:
Money market and others	328,323	296,618
Time deposits greater than $250,000	200,210	213,345
Other time deposits	148,803	216,467
Total deposits	1,200,090	1,020,711
Federal Home Loan Bank advances	5,000	—
Accrued interest payable	1,021	2,686
Operating lease liabilities	8,429	10,126
Other liabilities	8,920	5,421
Total liabilities	1,223,460	1,038,944
Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,016,700 and 15,703,276 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	78,657	86,381
Additional paid-in capital	8,521	7,524
Retained earnings	55,348	46,483
Accumulated other comprehensive income	840	188
Total shareholders’ equity	143,366	140,576
Total liabilities and shareholders' equity	$1,366,826	$1,179,520

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	Years ended December 31,
	2020	2019	2018
	(Dollars in thousands, except share data)
Interest income
Interest and fees on loans	$51,829	$55,720	$48,108
Interest on securities available for sale	1,177	1,353	985
Other interest income	650	1,706	975
Total interest income	53,656	58,779	50,068
Interest expense
Interest on deposits	8,292	14,507	8,964
Interest on borrowed funds	-	-	147
Total interest expense	8,292	14,507	9,111
Net interest income	45,364	44,272	40,957
Provision for loan losses	5,961	1,102	1,267
Net interest income after provision for loan losses	39,403	43,170	39,690
Noninterest income
Service charges on deposits	1,132	1,695	1,897
Loan servicing fees, net of amortization	1,856	1,186	1,078
Gain on sale of loans	6,092	5,905	4,880
Other income	1,691	2,640	1,474
Total noninterest income	10,771	11,426	9,329
Noninterest expense
Salaries and employee benefits	20,041	20,267	18,195
Occupancy and equipment	4,974	4,648	4,111
Data processing and communication	1,682	1,530	1,231
Professional fees	1,101	980	921
FDIC insurance and regulatory assessments	449	259	405
Promotion and advertising	467	806	814
Directors’ fees	700	908	851
Foundation donation and other contributions	1,335	1,586	1,441
Other expenses	1,191	1,536	1,593
Total noninterest expense	31,940	32,520	29,562
Income before income taxes	18,234	22,076	19,457
Provision for income taxes	5,107	5,319	5,204
Net income	$13,127	$16,757	$14,253
Basic EPS	$0.85	$1.04	$0.92
Diluted EPS	$0.85	$1.03	$0.89

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	For Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net income	$13,127	$16,757	$14,253
Other comprehensive income (loss):
Change in unrealized income (loss) on securities available for sale	925	1,045	(175)
Tax effect	(273)	(309)	(23)
Total other comprehensive income (loss)	652	736	(198)
Comprehensive income	$13,779	$17,493	$14,055

See accompanying notes to consolidated financial statements.

OP BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
	(Dollars in thousands, except share data)
Balance at January 1, 2018	13,190,527	$67,926	$5,280	$18,624	$(350)	$91,480
Net income	—	—	—	14,253	—	14,253
Stock issued under stock offering, net of expenses	2,300,000	22,569	—	—	—	22,569
Stock issued under stock-based compensation plans	369,779	714	—	—	—	714
Stock-based compensation	—	—	969	—	—	969
Change in unrealized loss on securities available for sale net of reclassifications and tax effects	—	—	—	—	(198)	(198)
Balance at December 31, 2018	15,860,306	$91,209	$6,249	$32,877	$(548)	$129,787

Balance at January 1, 2019	15,860,306	$91,209	$6,249	$32,877	$(548)	$129,787
Net income	—	—	—	16,757	—	16,757
Stock issued under stock-based compensation plans	425,489	563	—	—	—	563
Stock-based compensation	—	—	1,275	—	—	1,275
Repurchase of common stock	(582,519)	(5,391)				(5,391)
Cash dividends declared	—	—	—	(3,151)	—	(3,151)
Change in unrealized gain on securities available for sale net of reclassifications and tax effects	—	—	—	—	736	736
Balance at December 31, 2019	15,703,276	$86,381	$7,524	$46,483	$188	$140,576

Balance at January 1, 2020	15,703,276	$86,381	$7,524	$46,483	$188	$140,576
Net income	—	—	—	13,127	—	13,127
Stock issued under stock-based compensation plans	298,591	380	—	—	—	380
Stock-based compensation	—	—	997	—	—	997
Repurchase of common stock	(985,167)	(8,104)				(8,104)
Cash dividends declared	—	—	—	(4,262)	—	(4,262)
Change in unrealized gain on securities available for sale net of reclassifications and tax effects	—	—	—	—	652	652
Balance at December 31, 2020	15,016,700	$78,657	$8,521	$55,348	$840	$143,366

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash flows from operating activities
Net income	$13,127	$16,757	$14,253
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	5,961	1,102	1,267
Depreciation and amortization of premises and equipment	1,301	1,146	1,043
Amortization of net premiums on securities	587	248	239
Stock-based compensation	997	1,275	969
Gain on sales of loans	(6,092)	(5,905)	(4,880)
Gain on sales of other assets	(213)	—	—
Earnings on company owned life insurance	(261)	(1,512)	(304)
Origination of loans held for sale	(111,015)	(89,778)	(74,246)
Proceeds from sales of loans held for sale	92,448	92,213	91,856
Amortization of servicing assets	1,737	2,084	2,041
Amortization of low income housing partnerships	262	223	226
Net change in fair value of equity investment with readily determinable fair value	(79)	(140)	30
Net change in:
Accrued interest receivable	(1,462)	(98)	(605)
Deferred tax assets	(2,326)	(397)	237
Other assets	553	189	469
Accrued interest payable	(1,665)	971	1,292
Other liabilities	1,184	407	(3,282)
Net cash from operating activities	(4,956)	18,785	30,605
Cash flows from investing activities
Net change in loans receivable	(109,470)	(115,767)	(127,806)
Proceeds from matured, called, or paid-down securities available for sale	30,321	14,549	6,562
Proceeds from COLI	—	2,288	—
Purchase of securities available for sale	(65,226)	(14,964)	(23,358)
Purchase of equity investments	—	(1,000)	—
Purchase of FHLB stock	(685)	(776)	(485)
Purchase of premises and equipment, net	(619)	(1,739)	(1,195)
Investment in low income housing partnerships	(1,389)	(622)	—
Net cash from investing activities	(147,068)	(118,031)	(146,282)
Cash flows from financing activities
Net change in deposits	179,379	115,535	131,870
Cash received from stock option exercises	380	563	714
Borrowing of Federal Home Loan Bank advances	10,000	—	—
Repayment of Federal Home Loan Bank advances	(5,000)	—	(25,000)
Issuance of common stock, net of expenses	—	—	22,569
Repurchase of common stock	(8,104)	(5,391)	—
Cash dividend paid on common stock	(4,262)	(3,151)	—
Net cash from financing activities	172,393	107,556	130,153
Net change in cash and cash equivalents	20,369	8,310	14,476
Cash and cash equivalents at beginning of period	86,036	77,726	63,250
Cash and cash equivalents at end of period	$106,405	$86,036	$77,726
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$6,125	$4,205	$6,609
Interest	9,957	13,535	7,819
Supplemental noncash disclosure:
The adoption of ASU 2016-02, leases (Topic 842) recognition right-of-use assets	$—	$8,254	$—
Transfer from securities available for sale to other investments	—	—	2,486
New commitments to low income housing partnership investments	3,477	—	—

See accompanying notes to consolidated financial statements

OP BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

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

Low Income Housing Partnership Investments:  The Company records the low income housing partnership investments, net of amortization, using the proportional amortization method and the Company reports it to other assets on the Consolidated Balance Sheet. The Company recognizes tax credits in income tax expense on the Consolidated Statement of Income. The commitments to fund the low income housing partnership investments are also recorded and inlcuded to other liabilities on the Consolidated Balance Sheet. The Company utilizes the year to date tax credits on the Company’s income tax returns for the year.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the years ended December, 2020 or 2019.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of shareholders’ equity, net of tax.

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

Recently Adopted Accounting Pronouncements:

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

Future Accounting Pronouncements:

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

In July 2019, FASB proposed the effective date delay to January 2020 for SEC filers, excluding smaller reporting companies (“SRCs”) and emerging growth companies (“EGCs”), and January 2023 for all other entities including SRCs and EGCs, and on October 2019, FASB voted to approve the proposed delay. The Company expects the adoption date of ASU 2016-13 will be January 2023. ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, including software solutions, data requirements and loss estimation methodologies. The company has engaged a third party advisor to develop a new expected loss model. While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes  This amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amedments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The effective date is March 31, 2021. The Company does not expect the adoption of this guidance will be material to its consolidated statement of income.

Note 2. Securities

The following table summarizes the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses for available for sale securities at December 31, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
As of December 31, 2020:
Available for sale:
U.S. Government sponsored agency securities	$1,000	$5	$—	$1,005
Mortgage-backed securities: residential	19,281	430	(7)	19,704
Collateralized mortgage obligations: residential	70,318	814	(50)	71,082
Total available for sale	$90,599	$1,249	$(57)	$91,791

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
As of December 31, 2019:
Available for sale:
U.S. Government sponsored agency securities	$5,000	$2	$(1)	$5,001
Mortgage-backed securities: residential	15,559	94	(12)	15,641
Collateralized mortgage obligations: residential	35,723	243	(59)	35,907
Total available for sale	$56,282	$339	$(72)	$56,549

There were no sales of securities available for sale during the years ended December 31, 2020 and 2019. The amortized cost and estimated fair value of securities available for sale at December 31, 2020, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

	Amortized Cost	Fair Value
	(Dollars in thousands)
As of December 31, 2020:
Available for sale:
Within one year	$1,000	$1,005
Mortgage-backed securities: residential	19,281	19,704
Collateralized mortgage obligations: residential	70,318	71,082
Total available for sale	$90,599	$91,791

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses at December 31, 2020 and December 31, 2019, aggregated by length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of December 31, 2020:
Available for sale:
Mortgage-backed securities: residential	$3,089	$(7)	$—	$—	$3,089	$(7)
Collateralized mortgage obligations: residential	13,593	(50)	—	—	13,593	(50)
Total available for sale	$16,682	$(57)	$—	$—	$16,682	$(57)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
As of December 31, 2019:
Available for sale:
U.S. Government sponsored agency securities	$—	$—	$1,999	$(1)	$1,999	$(1)
Mortgage-backed securities: residential	—	—	3,254	(12)	3,254	(12)
Collateralized mortgage obligations: residential	8,878	(29)	3,658	(30)	12,536	(59)
Total available for sale	$8,878	$(29)	$8,911	$(43)	$17,789	$(72)

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

There were no securities pledged as collateral at December 31, 2020 or December 31, 2019.

Other investments at December 31, 2020 and December 31, 2019, consisted of the following:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
FHLB stock	$6,043	$5,358
PCBB stock	190	190
Mutual fund - CRA qualified	3,773	3,628
Total other investments	$10,006	$9,176

Effective January 2018, the Company adopted ASU 2016-01 and reclassified a $2.5 million of a mutual fund that the Company invested to satisfy the CRA requirements from securities available for sale to other investments, which is reported at fair value. Unrealized holding gains on this investment were $79,000 and $72,000 as of December 31, 2020 and December 31, 2019, respectively. These gains are included in Other Income in the Statements of Income.

Note 3. Loans

The composition of the loan portfolio was as follows at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Real estate:
Commercial real estate	$651,684	$630,668
SBA loans—real estate	136,224	122,373
Total real estate	787,908	753,041
SBA loans—non-real estate	75,151	9,895
Commercial and industrial	107,307	103,852
Home mortgage	128,212	120,686
Consumer	1,158	2,664
Gross loans receivable	1,099,736	990,138
Allowance for loan losses	(15,352)	(10,050)
Loans receivable, net	$1,084,384	$980,088

No loans were outstanding to related parties at December 31, 2020 or December 31, 2019.

The activity in the allowance for loan losses for the years ended December 31, 2020, 2019, and 2018 was as follows:

			SBA
	Commercial Real Estate	SBA Loans Real Estate	Loans Non- Real Estate	Commercial and Industrial	Home Mortgage	Consumer	Total
	(Dollars in thousands)
Balance at January 1, 2018	$4,801	$1,082	$538	$1,265	$1,408	$45	$9,139
Provision for loan losses	4	(188)	103	1,115	245	(12)	1,267
Charge-offs	—	—	(153)	(634)	—	—	(787)
Recoveries	—	—	17	—	—	—	17
Balance at December 31, 2018	$4,805	$894	$505	$1,746	$1,653	$33	$9,636

Provision for loan losses	1,195	734	(384)	(457)	14	—	1,102
Charge-offs	—	(689)	—	—	—	—	(689)
Recoveries	—	—	—	—	—	1	1
Balance at December 31, 2019	$6,000	$939	$121	$1,289	$1,667	$34	$10,050

Provision for loan losses (1)	2,505	863	174	1,274	518	(16)	5,318
Charge-offs	—	—	(45)	—	—	—	(45)
Recoveries	—	—	28	—	—	1	29
Balance at December 31, 2020	$8,505	$1,802	$278	$2,563	$2,185	$19	$15,352

(1) Loan loss provision for the year ended December 31, 2020, reported on income statement is $6.0 million. The difference of $643,000 is allocated to allowance on accrued interest receivable on loan deferrals or loan modification.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans (including accrued interest receivable of $4.4 million and $2.9 million as of December 31, 2020 and 2019, respectively) by portfolio segment at December 31, 2020 and December 31, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
	(Dollars in thousands)
As of December 31, 2020:
Allowance for loan losses:
Commercial real estate	$—	$8,505	$8,505
SBA loans—real estate	—	1,802	1,802
SBA loans—non-real estate	87	191	278
Commercial and industrial	330	2,233	2,563
Home mortgage	—	2,185	2,185
Consumer	—	19	19
Total	$417	$14,935	$15,352
Loans:
Commercial real estate	$—	$654,235	$654,235
SBA loans—real estate	—	136,873	136,873
SBA loans—non-real estate	174	75,477	75,651
Commercial and industrial	330	107,175	107,505
Home mortgage	—	128,683	128,683
Consumer	—	1,161	1,161
Total	$504	$1,103,604	$1,104,108
As of December 31, 2019:
Allowance for loan losses:
Commercial real estate	$—	$6,000	$6,000
SBA loans—real estate	—	939	939
SBA loans—non-real estate	—	121	121
Commercial and industrial	333	956	1,289
Home mortgage	—	1,667	1,667
Consumer	—	34	34
Total	$333	$9,717	$10,050
Loans:
Commercial real estate	$—	$632,205	$632,205
SBA loans—real estate	484	122,438	122,922
SBA loans—non-real estate	33	9,921	9,954
Commercial and industrial	333	103,774	104,107
Home mortgage	—	121,161	121,161
Consumer	—	2,671	2,671
Total	$850	$992,170	$993,020

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2020, 2019, and 2018. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material. The difference between interest income recognized and cash basis interest recognized was immaterial.

			Average	Interest
	Recorded	Allowance	Recorded	Income
	Investment	Allocated	Investment	Recognized
	(Dollars in thousands)
2020
With an allowance recorded:
SBA loans—non-real estate	$174	$87	$182	$41
Commercial and industrial	330	330	331	14
Total	$504	$417	$513	$55
2019
With no related allowance recorded:
SBA loans—real estate	$484	$—	$503	$—
SBA loans—non-real estate	33	—	45	—
With an allowance recorded:
Commercial and industrial	333	333	338	20
Total	$850	$333	$886	$20
2018
With no related allowance recorded:
SBA loans—real estate	$834	$—	$473	$—
SBA loans—non-real estate	57	—	—	—
Commercial and industrial	680	—	715	—
With an allowance recorded:
SBA loans—non-real estate	—	362	14	—
Commercial and industrial	836	836	841	49
Total	$2,407	$1,198	$2,043	$49

The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest by class of loans at December 31, 2020 and December 31, 2019:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
	(Dollars in thousands)
As of December 31, 2020:
SBA loans—non-real estate	$56	$—	$56
Commercial and industrial	330	—	330
Home mortgage	599	—	599
Total	$985	$—	$985
As of December 31, 2019:
SBA loans—real estate	$484	$—	$484
SBA loans—non-real estate	33	—	33
Home mortgage	698	—	698
Total	$1,215	$—	$1,215

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans at December 31, 2020 and December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
As of December 31, 2020:
Commercial real estate	$—	$—	$—	$—	$654,235	$654,235
SBA—real estate	—	—	—	—	136,873	136,873
SBA—non-real estate	—	—	—	—	75,651	75,651
Commercial and industrial	—	—	—	—	107,505	107,505
Home mortgage	—	—	599	599	128,084	128,683
Consumer	—	—	—	—	1,161	1,161
	$—	$—	$599	$599	$1,103,509	$1,104,108
As of December 31, 2019:
Commercial real estate	$—	$—	$—	$—	$632,205	$632,205
SBA—real estate	1,552	—	484	2,036	120,886	122,922
SBA—non-real estate	3	126	33	162	9,792	9,954
Commercial and industrial	364	—	—	364	103,743	104,107
Home mortgage	1,980	—	454	2,434	118,727	121,161
Consumer	—	—	—	—	2,671	2,671
	$3,899	$126	$971	$4,996	$988,024	$993,020

Troubled Debt Restructurings:  As of December 31, 2020 and 2019, the Company had a recorded investment in TDRs of $330,000 and $333,000, respectively. The Company has allocated $330,000 and $333,000 of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2020 and 2019, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as TDRs. There were no new loans identified as TDRs during the years ended December 31, 2020, 2019, or 2018. The loan in TDRs was under loan deferment program of the CARES Act during the year ended December 31, 2020. There were no payment defaults during the years ended December 31, 2019, and 2018, of loans that had been modified as troubled debt restructurings within the previous twelve months.

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

As of December 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
As of December 31, 2020:
Commercial real estate	$654,235	$—	$—	$—	$654,235
SBA loans—real estate	134,815	535	1,523	—	136,873
SBA loans—non-real estate	75,453	—	198	—	75,651
Commercial and industrial	102,500	—	5,005	—	107,505
Home mortgage	128,084	—	599	—	128,683
Consumer	1,161	—	—	—	1,161
	$1,096,248	$535	$7,325	$—	$1,104,108
As of December 31, 2019:
Commercial real estate	$632,205	$—	$—	$—	$632,205
SBA loans—real estate	120,116	770	2,036	—	122,922
SBA loans—non-real estate	9,781	140	33	—	9,954
Commercial and industrial	98,509	4,901	697	—	104,107
Home mortgage	120,463	—	698	—	121,161
Consumer	2,671	—	—	—	2,671
	$983,745	$5,811	$3,464	$—	$993,020

Note 4. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the optional transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. See Note 1 “Summary of Significant Accounting Policies” for additional information regarding adoption of ASU No. 2016-02.

The Company’s operating leases are real estate leases which are comprised of its headquarters and office facilities from nonaffiliated parties with remaining lease terms ranging from 1 to 10 years as of December 31, 2020. Certain lease arrangements contain extension option which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

At December 31, 2020 and December 31, 2019, operating right-of-use (“ROU”) assets were $6.8 million and $8.3 million, respectively, and related liabilities were $8.4 million and $10.1 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases at December 31, 2020 and December 31, 2019.

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

The table below summarized the Company’s total lease cost for the periods indicated:

(Dollars in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$1,769	$1,731
Variable lease cost	774	728
Total lease cost	$2,543	$2,459

The table below summarizes other information related to the Company’s operating leases as of the associated period:

(Dollars in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating right-of-use assets	$6,786	$8,254
Operating lease liabilities	8,429	10,126

Weighted average remaining lease term - operating leases	5.0 years	5.7 years
Weighted average discount rate - operating leases	2.99%	2.98%

(Dollars in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,005	$1,902

Rent expense was $2.5 million for the years ended December 31, 2020 and 2019, and $2.1 million for the year ended December 31, 2018.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the consolidated balance sheet as of December 31, 2020:

(Dollars in thousands)	December 31, 2020
2021	$2,047
2022	2,033
2023	1,811
2024	1,700
2025	676
Thereafter	956
Total lease payments	9,223
Discount to present value	(794)
Total lease liability	$8,429

Note 5. Premises and equipment

The Company’s premises and equipment consisted of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Leasehold improvements	$6,878	$6,571
Furniture and fixtures	3,307	3,174
Equipment and others	2,593	2,414
Total cost	12,778	12,159
Accumulated depreciation	(8,234)	(6,933)
Net book value	$4,544	$5,226

Total depreciation expense included in occupancy and equipment expenses for the years ended December 31, 2020, 2019, and 2018, was $1.3 million, $1.1 million, and $1.0 million, respectively.

Note 6. Servicing Assets

Activity for loan servicing assets during the years ended December 31, 2020, 2019, and 2018 is as follows:

	Year Ended
	2020	2019	2018
	(Dollars in thousands)
Beginning balance	$7,024	$6,987	$6,771
Additions	2,073	2,121	2,257
Amortized to expense	(1,737)	(2,084)	(2,041)
Ending balance	$7,360	$7,024	$6,987

There was no valuation allowance recorded against the carrying value of the servicing assets as of December 31, 2020, 2019, or 2018.

The fair value of the servicing assets was $9.1 million at December 31, 2020, which was determined using discount rates ranging from 1.75% to 10.00% and prepayment speeds ranging from 14.3% to 15.1%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8.2 million at December 31, 2019, which was determined using discount rates ranging from 1.75% to 10.00% and prepayment speeds ranging from 14.0% to 15.3%, depending on the stratification of the specific assets.

Note 7. Deposits

Time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2020 and December 31, 2019 were $200.2 million and $213.3 million, respectively.

The scheduled maturities of time deposits were as follows at December 31, 2020:

December 31, 2020
(In thousands)
2021	$338,316
2022	8,146
2023	1,433
2024	713
2025	405
Total	$349,013

Deposits from principal officers, directors, and their affiliates at December 31, 2020 and December 31, 2019 were $1.5 million and $1.6 million, respectively.

Note 8. Borrowing arrangements

As of December 31, 2020, the Company had $5.0 million borrowings from the Federal Home Loan Bank of San Francisco. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit.

The Company had available borrowings from the following institutions as of December 31, 2020:

December 31, 2020
(In thousands)
Federal Home Loan Bank—San Francisco	$262,990
Federal Reserve Bank	125,672
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$488,662

The Company has pledged approximately $909.2 million of loans as collateral for these lines of credit as of December 31, 2020.

Note 9. Income Taxes

Income tax expense was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(Dollars in thousands)
Current federal expense	$4,837	$3,162	$3,458
Current state expense	2,596	1,983	1,983
	7,433	5,145	5,441
Deferred federal expense	(1,516)	228	(131)
Deferred state expense	(810)	(54)	(106)
	(2,326)	174	(237)

Total tax expense	$5,107	$5,319	$5,204

Effective tax rates differ from the federal statutory rates of 21% for 2020, 2019, and 2018 applied to income before taxes due to the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(Dollars in thousands)
Federal statutory rate times financial statement income	$3,840	$4,636	$4,086

Effect of:
Meals and entertainment	34	39	39
State income taxes, net of federal tax benefit	1,509	1,608	1,494
Stock option expense and related excess tax benefits	(134)	(419)	(400)
Company owned life insurance	(55)	(314)	(64)
Other, net	(87)	(231)	49
	1,267	683	1,118

Total tax expense	$5,107	$5,319	$5,204

The net deferred tax asset included in the statement of financial position includes the following components at the dates indicated below:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Deferred tax assets:
Pre-opening expense	$—	$7
Organizational costs	25	27
Allowance for loan losses	4,717	2,971
Loans held for sale	695	52
Stock-based compensation	515	464
Accrued compensation	181	138
Lease liability	2,492	2,994
State taxes	586	456
Nonaccrual loan interest income	7	27
Other	23	24
Total deferred tax assets	9,241	7,160

Deferred tax liabilities:
Loan origination costs	(1,110)	(752)
Depreciation	(487)	(663)
Right of use asset	(2,006)	(2,441)
Net unrealized gain on securities available for sale	(352)	(79)
Other	(44)	(36)
Total deferred tax liabilities	(3,999)	(3,971)

Net deferred tax asset	$5,242	$3,189

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible.  At December 31, 2020, management reevaluated all positive and negative evidence that existed and concluded all deferred tax assets are realizable.  Therefore, no valuation allowance is necessary.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions.  The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2017 and for state taxing authorities for tax years prior to 2016.

There were no significant unrealized tax benefits recorded as of December 31, 2020, 2019 and 2018, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$75,740	$66,153
Standby letter of credit	9,212	7,377
Commercial letter of credit	1,552	1,111
Total undisbursed loan commitments	$86,504	$74,641

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

Investments in low income housing partnership: The Company invests in qualified affordable housing partnerships. The following table shows the balance of the investments in low income housing partnerships and the total unfunded commitments related to the investments in low income housing partnerships as of the dates indicated:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Investments in low income housing partnerships	$4,932	$1,719
Unfunded commitments to fund investments for low income housing partnerships	2,154	70

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2034.

The Company recognized amortization expense of $262,000, $222,000 and $226,000, for the years ended December 31, 2020, 2019 and 2018, respectively, which was included within income tax expense on the Consolidated Statements of Income. Additionally, the Company recognized tax credits and other benefits from the investments in low income housing partnerships of $251,000, 199,000 and $203,000, for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 11. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of December 31, 2020, as described further below. Total compensation cost that has been charged against earnings for these plans in 2020, 2019, and 2018 was $997,000, $1,275,000, and $969,000, respectively.

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

The exercise prices of the options may not be less than 100 percent of the fair value of the Company’s common stock at the date of grant. The options, when granted, vest either immediately or ratably over five years from the date of the grant and expire after ten years if not exercised. The 2005 Plan expired in 2015 and no future grants can be made under the 2005 Plan.

A summary of the transactions under the 2005 Plan for the year ended December 31, 2020 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except share data)
Outstanding, as of January 1, 2020	155,000	$4.70
Options granted	—	—
Options exercised	(55,000)	1.15
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2020	100,000	5.77	$195
Fully vested and expected to vest	100,000	5.77	$195
Vested	100,000	$5.77	$195

Information related to the 2005 Plan for the periods indicated follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Intrinsic value of options exercised	$370	$592	$634
Cash received from option exercises	63	179	195
Tax benefit realized from option exercised	17	5	—

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at December 31, 2020 was 2.6 years. The weighted average remaining contractual term of stock options that were exercisable at December 31, 2020 was 2.6 years. All of the stock options that are outstanding under the 2005 Plan were fully vested as of December 31, 2020.

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

The exercise prices of stock options granted under the plan may not be less than 100 percent of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during 2020 or 2019.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. Awards which were granted in 2020 and 2019 vest at the end of three years or five years from the date of the grant.  Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of the transactions under the 2010 Plan for the year ended December 31, 2020 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except share data)
Outstanding, as of January 1, 2020	365,000	$5.78
Options granted	—	—
Options exercised	(145,000)	2.19
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2020	220,000	7.75	$52
Fully vested and expected to vest	212,500	7.74	$52
Vested	190,000	$7.71	$52

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Intrinsic value of options exercised	$729	$1,728	$1,338
Cash received from option exercises	317	385	519
Tax benefit realized from option exercised	157	453	286

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at December 31, 2020 was 3.12 years. The weighted average remaining contractual term of stock options that were exercisable at December 31, 2020 was 3.09 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the year ended December 31, 2020 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(Dollars in thousands, except share data)
Non-vested, as of January 1, 2020	294,500	$9.20
Awards granted	13,359	6.37
Awards vested	(138,859)	5.92
Awards forfeited	(14,500)	11.77
Non-vested, as of December 31, 2020	154,500	$11.66	$1,190

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Tax benefit realized from awards vested	$21	$144	$291

The 2010 Plan expired in August 2020 and no future grants can be made under the 2010 Plan. As of December 31, 2020, the Company had approximately $507,000 of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 0.77 years.

Note 12. Employee Benefit Plan

The Company established a 401(k) profit sharing plan (the “401(k) Plan”) which is open to all eligible employees who are at least 18 years old and have completed 90 days of service. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $691,000, $602,000, and $481,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. $754,000, or 1.3% of total revenues in 2020, and $736,000, or 1.3% of total revenues in 2019, of service charges on deposits are related to these revenue streams. Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. $378,000, or 0.7% of total revenues in 2020, and $958,000, or 1.7% of total revenues in 2019, of service charges on deposits are from overdraft and NSF fees.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $299,000, or 0.5% of total revenues for year ended December 31, 2020, and $320,000, or 0.6% of total revenues for year ended December 31, 2019 are included in other income in noninterest income.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019 are summarized below:

		Fair Value Measuring Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
As of December 31, 2020:
U.S. Government sponsored agency securities	$1,005	$—	$1,005	$—
Mortgage-backed securities - residential	19,704	—	19,704	—
Collateralized mortgage obligations	71,082	—	71,082	—
Other investments:
Mutual fund - CRA qualified	3,773	3,773	—	—

As of December 31, 2019:
U.S. Government sponsored agency securities	$5,001	$—	$5,001	$—
Mortgage-backed securities - residential	15,641	—	15,641	—
Collateralized mortgage obligations	35,907	—	35,907	—
Other investments:
Mutual fund - CRA qualified	3,628	3,628	—	—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications during 2020 or 2019. There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2020 or 2019.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value, at December 31, 2020 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
	(Dollars in thousands)
As of December 31, 2020:
Financial Assets:
Cash and cash equivalents	$106,405	$106,405	$—	$—	$106,405
Loans held for sale	26,659	—	26,659	—	26,659
Loans receivable, net	1,084,384	—	—	1,109,217	1,109,217
Accrued interest receivable, net	3,985	7	249	3,729	3,985
Other investments:
FHLB and PCBB stock	6,233	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$1,200,090	$—	$1,200,789	$—	$1,200,789
'FHLB Advances	5,000	—	5,000	—	5,000
Accrued interest payable	1,021	—	1,021	—	1,021

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2019 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
	(Dollars in thousands)
As of December 31, 2019:
Financial Assets:
Cash and cash equivalents	$86,036	$86,036	$—	$—	$86,036
Loans held for sale	2,100	—	2,100	—	2,100
Loans receivable, net	980,088	—	—	1,009,490	1,009,490
Accrued interest receivable, net	3,166	41	243	2,882	3,166
Other investments:
FHLB and PCBB stock	5,548	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$1,020,711	$—	$1,021,571	$—	$1,021,571
Accrued interest payable	2,686	—	2,686	—	2,686

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

Note 15. Regulatory Capital Matters

Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffers for 2020 and 2019 are 2.50%. Management believes that as of December 31, 2020 and 2019, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020:
Total capital (to risk-weighted assets)
Consolidated	$155,287	14.81%	N/A	N/A	N/A	N/A
Bank	152,232	14.52%	83,859	8.00%	104,824	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	62,894	6.00%	83,859	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	47,171	4.50%	68,136	6.50%
Tier 1 capital (to average assets)
Consolidated	142,147	10.55%	N/A	N/A	N/A	N/A
Bank	139,092	10.32%	53,915	4.00%	67,393	5.00%
Note: The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$150,092	15.18%	N/A	N/A	N/A	N/A
Bank	147,820	14.96%	79,069	8.00%	98,836	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	59,301	6.00%	79,069	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	139,975	14.16%	N/A	N/A	N/A	N/A
Bank	137,703	13.93%	44,476	4.50%	64,243	6.50%
Tier 1 capital (to average assets)
Consolidated	139,975	12.14%	N/A	N/A	N/A	N/A
Bank	137,703	11.95%	46,103	4.00%	57,629	5.00%
Note: The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

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

	Year Ended
	December 31,
(Dollars in thousands, except share data)	2020	2019	2018
Basic
Net income	$13,127	$16,757	$14,253
Undistributed earnings allocated to participating securities	(195)	(383)	(422)
Net income allocated to common shares	12,932	16,374	13,831
Weighted average common shares outstanding	15,196,351	15,741,926	15,104,939
Basic earnings per common share	$0.85	$1.04	$0.92
Diluted
Net income allocated to common shares	$12,932	$16,374	$13,831
Weighted average common shares outstanding for basic earnings per common share	15,196,351	15,741,926	15,104,939
Add: Dilutive effects of assumed exercises of stock options	27,537	193,388	446,124
Average shares and dilutive potential common shares	15,223,888	15,935,314	15,551,063
Diluted earnings per common share	$0.85	$1.03	$0.89

Stock options and restricted stock awards for 222,000 shares of common stock were not considered in computing diluted earnings per common share for year ended December 31, 2020, because they were antidilutive. No share of common stock was antidilutive for year ended December 31, 2019 or December 31, 2018.

Note 17. Condensed Financial Statements of Parent Company

The following presents the unconsolidated condensed financial statements of only the parent company, OP Bancorp, as of December 31, 2020 and 2019:

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Investment in bank subsidiary	$140,311	$138,304
Cash and cash equivalents	3,468	2,219
Other assets	34	141
Total assets	$143,813	$140,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	447	88
Shareholders’ equity	143,366	140,576
Total liabilities and shareholders' equity	$143,813	$140,664

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Other expense	$1,047	$1,011	$134

Income before income tax and undistributed subsidiary income	(1,047)	(1,011)	(134)
Income tax benefit	(275)	(288)	(40)
Equity in undistributed subsidiary income	13,899	17,480	14,347
Net income	13,127	16,757	14,253
Other comprehensive income (loss), net of tax	652	736	(198)
Comprehensive income	$13,779	$17,493	$14,055

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash flows from operating activities
Net income	$13,127	$16,757	$14,253
Adjustments:
Equity in undistributed subsidiary income	(13,899)	(17,480)	(14,347)
Change in other assets	107	6	94
Change in accounts payable and other liabilities	359	88	—
Net cash from operating activities	(306)	(629)	—
Cash flows from investing activities
Net cash from investing activities	—	—	—
Cash flows from financing activities
Repurchase of common stock	(8,104)	(5,391)	—
Cash dividend paid on common stock	(4,262)	(3,151)	—
Proceeds from subsidiaries	13,921	11,390	—
Net cash from financing activities	1,555	2,848	—
Net change in cash and cash equivalents	1,249	2,219	—
Cash and cash equivalents at beginning of year	2,219	—	—
Cash and cash equivalents at end of year	$3,468	$2,219	$—

Note 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data follows for the three months ended:

	2020 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$14,345	$12,920	$13,016	$13,375
Interest expense	3,229	2,272	1,597	1,194
Net interest income before provision for loan losses	11,116	10,648	11,419	12,181
Provision for loan losses	743	1,988	1,399	1,831
Net interest income after provision for loan losses	10,373	8,660	10,020	10,350
Noninterest income	2,296	2,062	3,021	3,392
Noninterest expense	8,207	7,334	7,987	8,412
Income before income tax provision	4,462	3,388	5,054	5,330
Income tax provision	1,163	972	1,459	1,513
Net income	$3,299	$2,416	$3,595	$3,817

Basic earnings per common share	$0.21	$0.16	$0.23	$0.25
Diluted earnings per common share	$0.21	$0.16	$0.23	$0.25

	2019 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$14,086	$14,878	$15,112	$14,703
Interest expense	3,288	3,701	3,893	3,625
Net interest income before provision for loan losses	10,798	11,177	11,219	11,078
Provision for loan losses	—	401	290	411
Net interest income after provision for loan losses	10,798	10,776	10,929	10,667
Noninterest income	3,533	2,647	2,733	2,513
Noninterest expense	8,073	8,358	8,424	7,665
Income before income tax provision	6,258	5,065	5,238	5,515
Income tax provision	1,518	1,229	1,238	1,334
Net income	$4,740	$3,836	$4,000	$4,181

Basic earnings per common share	$0.29	$0.24	$0.25	$0.26
Diluted earnings per common share	$0.29	$0.23	$0.24	$0.26

Note 19. Subsequent Events

On January 28, 2021, the Bank entered into an Asset Purchase Agreement (“Agreement”) with Hana Small Business Lending, Inc., a Delaware corporation (“Hana”), to purchase its SBA loan portfolio. Under the terms of the Agreement, as of January 28, 2021, the balance of loans outstanding to be acquired was approximately $105 million, comprised primarily of SBA 7(a) loans with a small balance of SBA PPP loans. The Bank will also acquire a servicing portfolio consisting of guaranteed SBA 7(a) loans sold in the secondary market with a balance of approximately $295 million. The purchase price is based on a formula that will be calculated at closing (including certain price adjustments), but it is estimated at approximately $102 million.