Form 10-Q
period 2021-03-31
OP Bancorp
filed 2021-05-07
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, there were 15,044,540 outstanding shares of the Registrant’s common stock.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OP BANCORP

CONSOLIDATED BALANCE SHEETS (unaudited)

As of March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$127,524	$106,405
Securities available for sale, at fair value	102,413	91,791
Other investments	9,953	10,006
Loans held for sale	28,575	26,659
Loans receivable, net of allowance of $15,339 at March 31, 2021 and $15,352 at December 31, 2020	1,140,533	1,084,384
Premises and equipment, net	4,368	4,544
Accrued interest receivable, net of allowance of $1,279 at March 31, 2021 and $643 at December 31, 2020	3,096	3,985
Servicing assets	7,492	7,360
Company owned life insurance (COLI)	10,941	10,879
Deferred tax assets	5,391	5,242
Operating right-of-use assets	6,443	6,786
Other assets	8,605	8,785
Total assets	$1,455,334	$1,366,826
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$571,985	$522,754
Interest bearing:
Money market and others	354,148	328,323
Time deposits greater than $250,000	190,960	200,210
Other time deposits	168,297	148,803
Total deposits	1,285,390	1,200,090
Federal Home Loan Bank advances	5,000	5,000
Accrued interest payable	622	1,021
Operating lease liabilities	8,016	8,429
Other liabilities	9,313	8,920
Total liabilities	1,308,341	1,223,460
Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,037,635 and 15,016,700 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	78,654	78,657
Additional paid-in capital	8,652	8,521
Retained earnings	59,373	55,348
Accumulated other comprehensive income	314	840
Total shareholders’ equity	146,993	143,366
Total liabilities and shareholders' equity	$1,455,334	$1,366,826

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

For the Three Months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands, except share data)
Interest income
Interest and fees on loans	$13,284	$13,694
Interest on investment securities	236	319
Other interest income	112	332
Total interest income	13,632	14,345
Interest expense
Interest on deposits	877	3,229
Total interest expense	877	3,229
Net interest income	12,755	11,116
Provision for loan losses	620	743
Net interest income after provision for loan losses	12,135	10,373

Noninterest income
Service charges on deposits	274	368
Loan servicing fees, net of amortization	531	392
Gain on sale of loans	1,882	1,155
Other income	279	381
Total noninterest income	2,966	2,296
Noninterest expense
Salaries and employee benefits	4,662	5,071
Occupancy and equipment	1,235	1,230
Data processing and communication	448	409
Professional fees	314	273
FDIC insurance and regulatory assessments	132	106
Promotion and advertising	177	162
Directors’ fees	116	233
Foundation donation and other contributions	507	330
Other expenses	375	393
Total noninterest expense	7,966	8,207
Income before income taxes	7,135	4,462
Income tax expense	2,058	1,163
Net income	$5,077	$3,299
Earnings per share - Basic	$0.33	$0.21
Earnings per share - Diluted	$0.33	$0.21
Other comprehensive (loss)/income:
Change in unrealized (loss)/income on securities available for sale	(747)	1,294
Tax effect	221	(382)
Total other comprehensive (loss)/income	(526)	912
Comprehensive income	$4,551	$4,211

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
	(Dollars in thousands, except share data)
Balance at January 1, 2020	15,703,276	$86,381	$7,524	$46,483	$188	$140,576
Net income	—	—	—	3,299	—	3,299
Stock issued under stock-based compensation plans	130,046	305	—	—	—	305
Stock-based compensation	—	—	358	—	—	358
Repurchase of common stock	(717,454)	(6,264)	—	—	—	(6,264)
Cash dividends declared	—	—	—	(1,087)	—	(1,087)
Change in other comprehensive income(loss)	—	—	—	—	912	912
Balance at March 31, 2020	15,115,868	$80,422	$7,882	$48,695	$1,100	$138,099

Balance at January 1, 2021	15,016,700	$78,657	$8,521	$55,348	$840	$143,366
Net income	—	—	—	5,077	—	5,077
Stock issued under stock-based compensation plans	24,765	25	—	—	—	25
Stock-based compensation	—	—	131	—	—	131
Repurchase of common stock	(3,830)	(28)	—	—	—	(28)
Cash dividends declared	—	—	—	(1,052)	—	(1,052)
Change in other comprehensive income(loss)	—	—	—	—	(526)	(526)
Balance at March 31, 2021	15,037,635	$78,654	$8,652	$59,373	$314	$146,993

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Cash flows from operating activities
Net income	$5,077	$3,299
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	620	743
Depreciation and amortization of premises and equipment	328	329
Amortization of net premiums on securities	232	58
Stock-based compensation	131	358
Gain on sales of loans	(1,882)	(1,155)
Earnings on company owned life insurance (COLI)	(62)	(65)
Origination of loans held for sale	(25,413)	(20,566)
Proceeds from sales of loans held for sale	24,716	19,012
Amortization of servicing assets	438	467
Amortization of low income housing partnerships	127	54
Net change in fair value of equity investment with readily determinable fair value	66	(58)
Net change in:
Accrued interest receivable	253	110
Deferred tax assets	72	98
Other assets	41	968
Accrued interest payable	(399)	(94)
Other liabilities	510	(1,192)
Net cash from operating activities	4,855	2,366
Cash flows from investing activities
Net change in loans receivable	(56,039)	(6,445)
Proceeds from matured, called, or paid-down securities available for sale	8,325	5,605
Purchase of securities available for sale	(19,926)	—
Purchase of premises and equipment, net	(152)	(245)
Investment in low income housing partnerships	(189)	(759)
Net cash from investing activities	(67,981)	(1,844)
Cash flows from financing activities
Net change in deposits	85,300	31,487
Cash received from stock option exercises	25	305
Repurchase of common stock	(28)	(6,264)
Cash dividend paid on common stock	(1,052)	(1,087)
Net cash from financing activities	84,245	24,441
Net change in cash and cash equivalents	21,119	24,963
Cash and cash equivalents at beginning of period	106,405	86,036
Cash and cash equivalents at end of period	$127,524	$110,999
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$2,868	$1,335
Interest	3,628	3,323
Supplemental noncash disclosure:
New commitments to low income housing partnership investments	$—	$3,477

See accompanying notes to consolidated financial statements

OP BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Business Description

OP Bancorp (the “Company”) is a California corporation whose common stock is quoted on the Nasdaq Global Market under the ticker symbol, “OPBK.” The Company was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. The Company has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, the Company operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. The Company’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. The Company is operating with nine full service branches, eight of which are located in California, in Downtown Los Angeles, Los Angeles Fashion District, Los Angeles Koreatown, Gardena, Buena Park and Santa Clara, and one full service branch is located in Carrollton, Texas. The Company also has four loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynwood and Seattle, Washington.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial results for the interim periods presented, including eliminating intercompany transactions and balances. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

There have been no significant or material changes to the Company’s accounting policies during the three months ended March 31, 2021, as compared to the Summary of Significant Accounting Policies as described in “Note 1 of the Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in transition to use SOFR to replace LIBOR and does not expect the transition willl be material to its consolidated statement of income.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This amendment simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amedments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The effective date will be January 2023. The Company does not expect the adoption of this guidance will be material to its consolidated statement of income.

Note 3. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of securities available for sale as of March 31, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2021:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$1,000	$1	$—	$1,001
Mortgage-backed securities: residential	25,196	352	(120)	25,428
Collateralized mortgage obligations: residential	75,772	679	(467)	75,984
Total available for sale	$101,968	$1,032	$(587)	$102,413

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2020:	(Dollars in thousands)
Available for sale:
U.S. Government sponsored agency securities	$1,000	$5	$—	$1,005
Mortgage-backed securities: residential	19,281	430	(7)	19,704
Collateralized mortgage obligations: residential	70,318	814	(50)	71,082
Total available for sale	$90,599	$1,249	$(57)	$91,791

There were no sales of securities available for sale in the three months ended March 31, 2021 or 2020. The amortized cost and estimated fair value of securities available for sale at March 31, 2021, by contractual maturity, are shown below. Securities without a contractual maturity are shown separately.

	Amortized Cost	Fair Value
As of March 31, 2021:	(Dollars in thousands)
Available for sale:
Within one year	$1,000	$1,001
One to five years	938	978
Mortgage-backed securities: residential	24,258	24,450
Collateralized mortgage obligations: residential	75,772	75,984
Total available for sale	$101,968	$102,413

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses as of March 31, 2021 and December 31, 2020, respectively, aggregated by length of time held in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2021:	(Dollars in thousands)
Available for sale:
Mortgage-backed securities: residential	$12,426	$(120)	$—	$—	$12,426	$(120)
Collateralized mortgage obligations: residential	34,616	(467)	—	—	34,616	(467)
Total available for sale	$47,042	$(587)	$—	$—	$47,042	$(587)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2020:	(Dollars in thousands)
Available for sale:
Mortgage-backed securities: residential	$3,089	$(7)	$—	$—	$3,089	$(7)
Collateralized mortgage obligations: residential	13,593	(50)	—	—	13,593	(50)
Total available for sale	$16,682	$(57)	$-	$-	$16,682	$(57)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, along with the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components, as follows: (i) OTTI related to credit loss, which must be recognized in the income statement, and (ii) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of March 31, 2021, management believes no securities with unrealized losses were OTTI.

There were no securities pledged as collateral as of March 31, 2021 or December 31, 2020.

Other investments as of March 31, 2021 and December 31, 2020, consisted of the following:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Federal Home Loan Bank (FHLB) stock	$6,043	$6,043
Pacific Coast Bankers Bank (PCBB) stock	190	190
Mutual fund - CRA qualified	3,720	3,773
Total other investments	$9,953	$10,006

As of March 31, 2021 and December 31, 2020, the Company has $3.7 million and $3.8 million, respectively, of a mutual fund that the Company invested to satisfy the CRA requirements, which is reported at fair value. Unrealized holding losses on this investment were $79,000 for the three months ended March 31, 2021 and unrealized holding gains on this investment were $58,000 for the three months ended March 31, 2020. These gains and losses are included in Other Income in the Statements of Income.

Note 4. Loans

The composition of the loan portfolio was as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	(Dollars in thousands)
Real estate:
Commercial real estate	$662,445		$651,684
SBA loans—real estate	139,503		136,224
Total real estate	801,948		787,908
SBA loans—non-real estate	123,682	(1)	75,151
Commercial and industrial	103,883		107,307
Home mortgage	125,285		128,212
Consumer	1,074		1,158
Gross loans receivable	1,155,872		1,099,736
Allowance for loan losses	(15,339)		(15,352)
Loans receivable, net	$1,140,533		$1,084,384

(1) At March 31, 2021 and December 31, 2020, SBA loans - non-real estate balances include SBA PPP loans of $113.6 million and $64.9 million, respectively.

No loans were outstanding to related parties as of March 31, 2021 or December 31, 2020.

The activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020 was as follows:

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
	(Dollars in thousands)
Three months ended March 31, 2021:
Beginning balance	$8,505	$1,802	$278	$2,563	$2,185	$19	$15,352
Provision for loan losses (1)	89	228	14	(232)	(110)	(5)	(16)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	3	3
Ending balance	$8,594	$2,030	$292	$2,331	$2,075	$17	$15,339
Three months ended March 31, 2020:
Beginning balance	$6,000	$939	$121	$1,289	$1,667	$34	$10,050
Provision for loan losses	210	143	116	3	254	17	743
Charge-offs	—	—	(45)	—	—	—	(45)
Recoveries	—	—	—	—	—	—	—
Ending balance	$6,210	$1,082	$192	$1,292	$1,921	$51	$10,748

(1) Loan loss provision for the three months ended March 31, 2021, reported on income statement is $620,000. The difference of $636,000 is allocated to allowance on accrued interest receivable on loan deferrals and loans that are no longer on deferral but have not fully caught up on their accrued interest.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans (including accrued interest receivable of $4.1 million and $4.4 million as of March 31, 2021 and December 31, 2020, respectively) by portfolio segment as of March 31, 2021 and December 31, 2020:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
As of March 31, 2021:	(Dollars in thousands)
Allowance for loan losses:
Commercial real estate	$—	$8,594	$8,594
SBA loans—real estate	—	2,030	2,030
SBA loans—non-real estate	125	167	292
Commercial and industrial	326	2,005	2,331
Home mortgage	—	2,075	2,075
Consumer	—	17	17
Total	$451	$14,888	$15,339
Loans:
Commercial real estate	$—	$664,672	$664,672
SBA loans—real estate	—	140,160	140,160
SBA loans—non-real estate	335	123,876	124,211
Commercial and industrial	327	103,785	104,112
Home mortgage	—	125,759	125,759
Consumer	—	1,076	1,076
Total	$662	$1,159,328	$1,159,990
As of December 31, 2020:
Allowance for loan losses:
Commercial real estate	$—	$8,505	$8,505
SBA loans—real estate	—	1,802	1,802
SBA loans—non-real estate	87	191	278
Commercial and industrial	330	2,233	2,563
Home mortgage	—	2,185	2,185
Consumer	—	19	19
Total	$417	$14,935	$15,352
Loans:
Commercial real estate	$—	$654,235	$654,235
SBA loans—real estate	—	136,873	136,873
SBA loans—non-real estate	174	75,477	75,651
Commercial and industrial	330	107,175	107,505
Home mortgage	—	128,683	128,683
Consumer	—	1,161	1,161
Total	$504	$1,103,604	$1,104,108

The following table presents the recorded investment of individually impaired loans and the specific allowance for loan losses as of March 31, 2021 and December 31, 2020. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material.

	As of March 31, 2021		As of December 31, 2020
	Recorded	Allowance	Recorded	Allowance
	Investment	Allocated	Investment	Allocated
	(Dollars in thousands)
With an allowance recorded:
SBA loans—non-real estate	$335	$124	$174	$87
Commercial and industrial	327	327	330	330
Total	$662	$451	$504	$417

The following table presents information related to impaired loans by class of loans for the three months ended March 31, 2021 and 2020. The difference between interest income recognized and cash basis interest recognized was immaterial.

	Average	Interest
	Recorded	Income
	Investment	Recognized
For the three months ended March 31, 2021:	(Dollars in thousands)
With an allowance recorded:
SBA loans—non-real estate	$255	$4
Commercial and industrial	330	3
Total	$585	$7
For the three months ended March 31, 2020:
With no related allowance recorded:
SBA loans—real estate	$480	$—
SBA loans—non-real estate	33	—
With an allowance recorded:
SBA loans—non-real estate	126	9
Commercial and industrial	331	4
Total	$970	$13

 The following table presents the recorded investment in nonaccrual loans and loans past due greater than 90 days still accruing interest, by class of loans, as of March 31, 2021 and December 31, 2020:

	Nonaccrual	Loans >90 Days Past Due & Still Accruing	Total
	(Dollars in thousands)
As of March 31, 2021:
SBA loans—non-real estate	$221	$—	$221
Commercial and industrial	327	—	327
Home mortgage	600	—	600
Total	$1,148	$—	$1,148
As of December 31, 2020:
SBA loans—non-real estate	$56	$—	$56
Commercial and industrial	330	—	330
Home mortgage	599	—	599
Total	$985	$—	$985

 Nonaccrual loans and loans past due greater than 90 days still accruing interest include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging of the recorded investment in past due loans as of March 31, 2021 and December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of March 31, 2021:	(Dollars in thousands)
Commercial real estate	$—	$—	$—	$—	$664,672	$664,672
SBA—real estate	—	—	—	—	140,160	140,160
SBA—non-real estate	—	—	221	221	123,990	124,211
Commercial and industrial	—	—	—	—	104,112	104,112
Home mortgage	—	—	600	600	125,159	125,759
Consumer	—	—	—	—	1,076	1,076
	$—	$—	$821	$821	$1,159,169	$1,159,990
As of December 31, 2020:
Commercial real estate	$—	$—	$—	$—	$654,235	$654,235
SBA—real estate	—	—	—	—	136,873	136,873
SBA—non-real estate	—	—	—	—	75,651	75,651
Commercial and industrial	—	—	—	—	107,505	107,505
Home mortgage	—	—	599	599	128,084	128,683
Consumer	—	—	—	—	1,161	1,161
	$—	$—	$599	$599	$1,103,509	$1,104,108

Troubled Debt Restructurings: As of March 31, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $327,000 and $330,000, respectively. As of March 31, 2021 and December 31, 2020, the Company has allocated $327,000 and $330,000 of specific reserves to customers whose loan terms have been modified in TDRs, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications made were primarily extensions of existing payment modifications on loans previously identified as TDRs. There were no new loans identified as TDRs during the three months ended March 31, 2021 or 2020. There were no payment defaults during the three months ended March 31, 2021, and March 31, 2020, of loans that had been modified as TDRs within the previous twelve months.

Loan payment deferrals: Through March 31, 2021, the Company has processed loan deferments for borrowers across multiple industries representing 185 loan accounts, with an aggregate loan balance of $236.8 million under the interagency guidance and Section 4013 of the CARES Act. Recent interagency guidance from the Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program satisfies the applicable requirements.

As of March 31, 2021, 171 loans with an aggregate balance of $217.8 million, including 64 home mortgage loans with an aggregate balance of $27.4 million, have resumed regular payments.

The following table represents the loan deferment status change by loan type as of March 31, 2021:

Loan Deferment Status Change by Loan Type
	Total deferments		Payment resumed
	under the CARES Act		or paid off		Remaining deferments
(Dollars in thousands)	as of March 31, 2021		through March 31, 2021		as of March 31, 2021
Loan Type	Number of accounts	Balance	Number of accounts	Balance	Number of accounts	Balance
Loans, excluding home mortgage and consumer loans	116	206,582	107	190,353	9	16,229
Home Mortgage loans	69	30,205	64	27,444	5	2,761
Total	185	$236,787	171	$217,797	14	$18,990

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

 The Company originated 978 loans with an aggregate loan balance of $66.3 million under the first draw of SBA PPP, and $22.9 million and 429 loans from the first draw of SBA PPP loans have been forgiven as of March 31, 2021. The Company originated 1,336 loans with an aggregate loan balance of $74.2 million under the second draw of the SBA PPP loans as of March 31, 2021. The PPP loans are included in the SBA—non-real estate in the Company’s loan portfolio.

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

As of March 31, 2021 and December 31, 2020, and based on the most recent analysis performed, the balance of loans categorized by risk category and class of loans is as follows:

	Pass	Special Mention	Substandard		Doubtful	Total
As of March 31, 2021:	(Dollars in thousands)
Commercial real estate	$664,672	$—	$—		$—	$664,672
SBA loans—real estate	138,861	530	769		—	140,160
SBA loans—non-real estate	123,826	—	385		—	124,211
Commercial and industrial	99,280	—	4,832		—	104,112
Home mortgage	125,159	—	600		—	125,759
Consumer	1,076	—	—		—	1,076
	$1,152,874	$530	$6,586	(1)	$—	$1,159,990
As of December 31, 2020:
Commercial real estate	$654,235	$—	$—		$—	$654,235
SBA loans—real estate	134,815	535	1,523		—	136,873
SBA loans—non-real estate	75,453	—	198		—	75,651
Commercial and industrial	102,500	—	5,005		—	107,505
Home mortgage	128,084	—	599		—	128,683
Consumer	1,161	—	—		—	1,161
	$1,096,248	$535	$7,325	(1)	$—	$1,104,108

(1) Substandard loans include the guaranteed portion of unsold SBA loans. The aggregate balance of substandard loans, net of the guaranteed portion of unsold SBA loans is $6.4 million as of March 31, 2021. The Company did not have the guaranteed portion of unsold SBA loans as of December 31, 2020.

Note 5. Leases

The Company’s operating leases are real estate leases which are comprised of its headquarters and office facilities from nonaffiliated parties with remaining lease terms ranging from four months to nine years as of March 31, 2021. Certain lease arrangements contain extension options which are typically around five years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

At March 31, 2021 and December 31, 2020, operating right-of-use (“ROU”) assets were $6.4 million $6.8 million, respectively, and related liabilities were $8.0 million and $8.4 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases at March 31, 2021 and December 31, 2020.

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

The table below summarized the Company’s total lease cost for the associated period:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Operating lease cost	$420	$444
Variable lease cost	218	184
Total lease cost	$638	$628

The table below summarizes supplemental information related to the Company’s operating leases, as of the associated period:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Operating right-of-use assets	$6,443	$6,786
Operating lease liabilities	8,016	8,429

Weighted average remaining lease term - operating leases	4.8 years	5.0 years
Weighted average discount rate - operating leases	2.99%	2.99%

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$505	$500

Rent expense was $638,000 and $628,000 for the three months ended March 31, 2021 and 2020, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the consolidated balance sheet as of March 31, 2021:

(Dollars in thousands)	March 31, 2021
2021 remaining	$1,536
2022	2,032
2023	1,811
2024	1,700
2025	676
Thereafter	956
Total lease payments	8,711
Discount to present value	(695)
Total lease liability	$8,016

Note 6. Premises and equipment

The Company’s premises and equipment consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Leasehold improvements	$6,882	$6,878
Furniture and fixtures	3,316	3,307
Equipment and others	2,732	2,593
Total cost	12,930	12,778
Accumulated depreciation	(8,562)	(8,234)
Net book value	$4,368	$4,544

Total depreciation expense included in occupancy and equipment expenses was $328,000 and $329,000 for the three months ended March 31, 2021 and 2020, respectively.

Note 7. Servicing Assets

Servicing assets at March 31, 2021 and December 31, 2020 were $7.5 million and $7.4 million, respectively.

Activity for loan servicing assets during the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Beginning balance	$7,360	$7,024
Additions	570	406
Amortized to expense	(438)	(467)
Ending balance	$7,492	$6,963

There was no valuation allowance recorded against the carrying value of the servicing assets as of March 31, 2021 or 2020.

The fair value of the servicing assets was $9.3 million at March 31, 2021, which was determined using discount rates ranging from 5.4% to 11.9% and prepayment speeds ranging from 14.3% to 14.4%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8.0 million at March 31, 2020, which was determined using discount rates ranging from 5.7% to 11.9% and prepayment speeds ranging from 15.0% to 15.1%, depending on the stratification of the specific assets.

Note 8. Deposits

Time deposits that exceed the FDIC insurance limit of $250,000 at March 31, 2021 and December 31, 2020 were $191.0 million and $200.2 million, respectively.

The scheduled maturities of time deposits as of March 31, 2021 were as follows:

March 31, 2021
(Dollars in thousands)
2021 remaining	$272,931
2022	83,228
2023	1,694
2024	789
2025	582
Thereafter	33
Total	$359,257

Deposits from principal officers, directors, and their affiliates as of March 31, 2021 and December 31, 2020 were $1.9 million and $1.5 million, respectively.

Note 9. Borrowing Arrangements

As of March 31, 2021, the Company had $5.0 million in borrowings from the Federal Home Loan Bank (“FHLB”) of San Francisco which had 0% rate under the Zero-Rate Recovery Advance Program, FHLB’s pandemic relief initiative. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit.

The Company had available borrowings from the following institutions as of March 31, 2021:

March 31, 2021
(Dollars in thousands)
Federal Home Loan Bank—San Francisco	$269,708
Federal Reserve Bank	132,073
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$501,781

The Company has pledged approximately $914.0 million of loans as collateral for these lines of credit as of March 31, 2021.

Note 10. Income Taxes

The Company’s income tax expense was $2.1 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate was 28.8% and 26.1% for the three months ended March 31, 2021 and 2020, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2017 and for state taxing authorities for tax years prior to 2016.

There were no significant unrealized tax benefits recorded as of March 31, 2021 and 2020, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

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

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$108,887	$75,740
Standby letter of credit	8,586	9,212
Commercial letter of credit	981	1,552
Total undisbursed loan commitments	$118,454	$86,504

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

Investments in low income housing partnership: The Company invests in qualified affordable housing partnerships. The following table shows the balance of the investments in low income housing partnerships and the total unfunded commitments related to the investments in low income housing partnerships as of the dates indicated:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Investments in low income housing partnerships	$4,806	$4,932
Unfunded commitments to fund investments for low income housing partnerships	1,965	2,154

These balances are reflected in the other assets and other liabilities lines on the consolidated balance sheets. The Company expects to finish fulfilling these commitments during the year ending 2034.

The Company recognized amortization expense of $127,000 and $54,000, for the three months ended March 31, 2021 and 2020, respectively, which was included within income tax expense on the consolidated statements of income. Additionally, the Company recognized tax credits and other benefits from the investments in low income housing partnerships of $114,000 and $50,000, for the three months ended March 31, 2021 and 2020, respectively.

Note 12. Stock-based Compensation

The Company has two stock-based compensation plans currently in effect as of March 31, 2021, as described further below. Total compensation cost charged against earnings for these plans was $131,000 and $358,000 for the three months ended March 31, 2021 and 2020, respectively.

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

A summary of the transactions under the 2005 Plan for the three months ended March 31, 2021 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2021	100,000	$5.77
Options granted	—	—
Options exercised	(30,000)	—
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2021	70,000	6.30	$295
Fully vested and expected to vest	70,000	6.30	$295
Vested	70,000	$6.30	$295

Information related to the 2005 Plan for the periods indicated is as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Intrinsic value of options exercised	$132	$370
Cash received from option exercises	—	63
Tax benefit realized from option exercised	20	17

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at March 31, 2021 was 2.49 years. The weighted average remaining contractual term of stock options that were exercisable at March 31, 2021 was 2.49 years. All of the stock options that are outstanding under the 2005 Plan were fully vested as of March 31, 2021.

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

The exercise prices of stock options granted under the plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during the three months ended March 31, 2021 or 2020.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. No awards were granted in the three months ended March 31, 2021, or 2020. Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options outstanding under the 2010 Plan for the three months ended March 31, 2021 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
	(Dollars in thousands, except per share data)
Outstanding, as of January 1, 2021	220,000	$7.75
Options granted	—	—
Options exercised	(10,000)	2.53
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2021	210,000	8.00	$529
Fully vested and expected to vest	202,500	8.00	$510
Vested	180,000	$8.00	$454

Information related to stock options exercised under the 2010 Plan for the periods indicated is as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Intrinsic value of options exercised	$86	$519
Cash received from option exercises	25	242
Tax benefit realized from option exercised	—	134

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at March 31, 2021 was 3.01 years. The weighted average remaining contractual term of stock options that were exercisable at March 31, 2021 was 3.01 years.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the three months ended March 31, 2021 is as follows:

	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(Dollars in thousands, except share data)
Non-vested, as of January 1, 2021	154,500	$11.66
Awards granted	—	—
Awards vested	—	—
Awards forfeited	—	—
Non-vested, as of March 31, 2021	154,500	$11.66	$1,625

No tax benefits or expenses were realized from restricted stock awards under the 2010 Plan for the three months ended March 31, 2021 or 2020.

The 2010 Plan expired in August 2020, and no future grants can be made under the 2010 Plan. The Company had approximately $235,000 of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan as of March 31, 2021. The Company expects to recognize these costs over a weighted average period of 0.52 years.

Note 13. Employee Benefit Plan

The Company established a 401(k) profit sharing plan (the “401(k) Plan”), which is open to all eligible employees who are at least 18 years old and have completed 90 days of service. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $174,000 and $180,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Service charges on deposits:  Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Total revenues from services charges on deposits in the three months ended March 31, 2021 and 2020, on a dollar and percentage of total revenue basis was $227,000 or 1.4%, and $152,000 or 1.1%, respectively, of service charges on deposits is related to these revenue streams.  Service charges on deposits also include overdraft and non-sufficient funds (“NSF”) fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds.  In certain instances, the Company, at its sole discretion, may pay to the party requesting the draw on the deposit account, the balance of the draw for which there are inadequate funds rather than denying payment of the item. The Company then charges a fee for this short-term extension of credit to the depositor for not complying with the balance requirements stipulated in the deposit agreement with the Bank, and as well as to cover the cost of advancing those funds. NSF fees are charged to customers when in the event of a draw on the customer's account that has insufficient funds to meet the payment of the draw (such as through written checks or ACH transactions), the Company returns the item rather than paying the balance of the draw for which the customer has inadequate funds.  This typically happens when the customer has fairly sizable draws or multiple draws on an account that has inadequate funds to meet the demands for payment. Total revenues from service charges on deposits from overdraft and NSF fees for the three months ended March 31, 2021 and 2020, on a dollar and percentage of total revenue basis was $47,000, or 0.3%, and $215,000, or 1.6%, respectively.

Wire transfer fee income: This revenue stream is generated through the processing of customers’ incoming and outgoing wire transfers. Income generated from wire transfer fees is within the scope of ASC 606 and approximately $81,000, or 0.5%, and $63,000, or 0.6% of total revenues for the three months ended March 31, 2021 and 2020, respectively, is included in other income in noninterest income.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are summarized below:

		Fair Value Measure Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
As of March 31, 2021:
U.S. Government sponsored agency securities	$1,001	$—	$1,001	$—
Mortgage-backed securities - residential	25,428	—	25,428	—
Collateralized mortgage obligations	75,984	—	75,984	—
Other investments:
Mutual fund - CRA qualified	3,720	3,720	—	—

As of December 31, 2020:
U.S. Government sponsored agency securities	$5,001	$—	$5,001	$—
Mortgage-backed securities - residential	15,641	—	15,641	—
Collateralized mortgage obligations	35,907	—	35,907	—
Other investments:
Mutual fund - CRA qualified	3,628	3,628	—	—

There were no transfers between Level 1 and Level 2 in the three months ended March 31, 2021 or 2020. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2021 or December 31, 2020.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments not carried at fair value as of March 31, 2021 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of March 31, 2021:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$127,524	$127,524	$—	$—	$127,524
Loans held for sale	28,575	—	31,238	—	31,238
Loans receivable, net	1,140,533	—	—	1,156,500	1,156,500
Accrued interest receivable, net	3,096	8	249	2,839	3,096
Other investments:
FHLB and PCBB stock	6,233	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$1,285,390	$—	$1,285,750	$—	$1,285,750
FHLB Advances	5,000	—	5,000	—	5,000
Accrued interest payable	622	—	622	—	622

The carrying amounts and estimated fair values of financial instruments not carried at fair value as of December 31, 2020 are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Value
As of December 31, 2020:	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$106,405	$106,405	$—	$—	$106,405
Loans held for sale	26,659	—	26,659	—	26,659
Loans receivable, net	1,084,384	—	—	1,109,217	1,109,217
Accrued interest receivable, net	3,985	7	249	3,729	3,985
Other investments:
FHLB and PCBB stock	6,233	N/A	N/A	N/A	N/A
Financial Liabilities:
Deposit	$1,200,090	$—	$1,200,789	$—	$1,200,789
FHLB Advances	5,000	$—	$5,000	$—	5,000
Accrued interest payable	1,021	—	1,021	—	1,021

Note 16. Regulatory Capital Matters

Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of March 31, 2021, the capital conservation buffers for the Company is 2.50%. Management believes that as of March 31, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Total capital (to risk-weighted assets)
Consolidated	$159,626	15.04%	N/A	N/A	N/A	N/A
Bank	156,697	14.77%	84,884	8.00%	106,106	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	146,319	13.79%	N/A	N/A	N/A	N/A
Bank	143,391	13.51%	63,663	6.00%	84,884	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	146,319	13.79%	N/A	N/A	N/A	N/A
Bank	143,391	13.51%	47,747	4.50%	68,969	6.50%
Tier 1 capital (to average assets)
Consolidated	146,319	10.38%	N/A	N/A	N/A	N/A
Bank	143,391	10.17%	56,376	4.00%	70,470	5.00%
Note: The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total capital (to risk-weighted assets)
Consolidated	$155,287	14.81%	N/A	N/A	N/A	N/A
Bank	152,232	14.52%	83,859	8.00%	104,824	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	62,894	6.00%	83,859	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	47,171	4.50%	68,136	6.50%
Tier 1 capital (to average assets)
Consolidated	142,147	10.55%	N/A	N/A	N/A	N/A
Bank	139,092	10.32%	53,915	4.00%	67,393	5.00%
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

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2021	2020
Basic
Net income	$5,077	$3,299
Undistributed earnings allocated to participating securities	(52)	(62)
Net income allocated to common shares	5,025	3,237
Weighted average common shares outstanding	15,022,876	15,486,549
Basic earnings per common share	$0.33	$0.21
Diluted
Net income allocated to common shares	$5,025	$3,237
Weighted average common shares outstanding for basic earnings per common share	15,022,876	15,486,549
Add: Dilutive effects of assumed exercises of stock options	46,568	99,706
Average shares and dilutive potential common shares	15,069,444	15,586,255
Diluted earnings per common share	$0.33	$0.21

  No shares of common stock were antidilutive for the three months ended March 31, 2021 or 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

As of March 31, 2021, we had total assets of $1.46 billion, gross loans of $1.16 billion, total deposits of $1.29 billion, and total consolidated shareholders’ equity of $147.0 million. For the three months ended March 31, 2021 and 2020, we recorded net income of $5.1 million and $3.3 million, respectively.

The following significant items are of note for the three months ended March 31, 2021:

•

Net income totaled $5.1 million, or $0.33 per diluted common share, for the three months ended March 31, 2021, compared to $3.3 million, or $0.21 per diluted common share, for the three months ended March 31, 2020

•	Net interest income for the three months ended March 31, 2021 increased to $12.8 million, up 14.7% from $11.1 million for the three months ended March 31, 2020
•	Total assets of $1.46 billion, a 6.5% increase over the three months ended March 31, 2021
•	Gross loans of $1.16 billion, a 5.1% increase over the three months ended March 31, 2021
•	Total deposits of $1.29 billion, a 7.1% increase over the three months ended March 31, 2021
•	Shareholders’ equity of $147.0 million, a 2.5% increase over the three months ended March 31, 2021

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in the “Notes to Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies” of the audited consolidated financial statements included in the Company’s Form 10-K for the period ended December 31, 2020.

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

Selected Financial Data

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	Three Months Ended
	March 31,	March 31,
	2021	2020
Income Statement Data:
Interest income	$13,632	$14,345
Interest expense	877	3,229
Net interest income	12,755	11,116
Provision for loan losses	620	743
Noninterest income	2,966	2,296
Noninterest expense	7,966	8,207
Income before taxes	7,135	4,462
Provision for income taxes	2,058	1,163
Net Income	$5,077	$3,299
Diluted earnings per share	$0.33	$0.21
Performance Ratios:
Return on average assets (annualized)	1.44%	1.12%
Return on average equity (annualized)	14.02%	9.44%
Net interest margin (annualized)	3.80%	3.95%
Efficiency ratio (1)	50.67%	61.19%

(1)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

Financial Highlights (unaudited)
(Dollars in thousands, except per share data)	As of
	March 31,	December 31,
	2021	2020
Balance Sheet Data:
Loans held for sale	$28,575	$26,659
Gross loans, net of unearned income	1,155,872	1,099,736
Allowance for loan losses	15,339	15,352
Total assets	1,455,334	1,366,826
Deposits	1,285,390	1,200,090
Shareholders’ equity	146,993	143,366
Credit Quality:
Nonperforming loans	$1,148	$985
Nonperforming assets	1,148	985
Net charge-offs to average gross loans (annualized)	0.00%	0.00%
Nonperforming assets to gross loans plus OREO	0.10%	0.09%
ALL to nonperforming loans	1,337%	1,558%
ALL to gross loans, net of unearned income	1.33%	1.40%
Capital Ratios:
Total risk-based capital ratio	15.04%	14.81%
Tier 1 risk-based capital ratio	13.79%	13.56%
Common equity tier 1 ratio	13.79%	13.56%
Leverage ratio	10.38%	10.55%

COVID-19 AND GOVERNMENT RESPONSE

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the local, state, national and global economies. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter-in-place requirements in many states and communities. This has increased unemployment levels and caused extreme volatility in the financial markets. While COVID-19 has negatively impacted the economy, the CARES Act provided for financial stimulus and government lending program. The benefits of these programs, as well as additional stimulus, supported businesses and consumers within the economy.

The Company was able to react quickly to these changes because of the commitment and flexibility of its workforce coupled with a well-prepared business continuity plan. The Company has taken various steps to help our customers, employees, and communities, while maintaining safe and sound banking operations. The Company has been assisting customers with loan deferrals and the PPP loans and has provided employees remote working environment while maintaining fully functioning operations in all areas. As the recent distribution of vaccinations for the virus accelerates and state and local governments focus on reopening and increased capacity of businesses, the Company anticipates that many of business customers will soon resume their operation to full capacity.

The following tables summarize loan portfolio breakdown by industry and loan deferral requests as of the dates presented:

Loan Portfolio Breakdown by Industry
Excluding Home mortgage and consumer loans
(Dollars in thousands)	As of March 31, 2021
Industry	Number of accounts	% of total	Balance	% of total
Hotel / motel	225	7.5%	$150,375	14.1%
Wholesale	375	12.4	77,331	7.2
Food services / restaurant	432	14.3	62,716	5.9
Laundry services	152	5.0	21,196	2.0
Real estate lessor	240	8.0	396,092	37.1
Car washes	52	1.7	36,459	3.4
Educational service	32	1.1	7,166	0.7
Other	1,505	50.0	315,396	29.6
Total	3,013	100%	$1,066,731	100%

Loan Deferment Summary by Industry
Excluding Home mortgage and consumer loans
(Dollars in thousands)	As of March 31, 2021
Industry	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Hotel / motel	6	66.7%	2.7%	$15,188	93.6%	10.1%
Wholesale	1	11.1	0.3	486	3.0	0.6
Food services / restaurant	1	11.1	0.2	465	2.9	0.7
Laundry services	1	11.1	0.7	90	0.6	0.4
Total	9	100.0%	0.3%	$16,229	100.0%	1.5%

Loan Deferment Summary by Loan Type
(Dollars in thousands)	As of March 31, 2021
Loan Type	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Real estate loans	6	42.9%	1.7%	$15,188	80.0%	2.3%
C & I loans	3	21.4	1.3	1,041	5.5	1.0
Loans, excluding home mortgage and consumer loans	9	64.3	0.3	16,229	85.5	1.5
Home mortgage loans	5	35.7	1.6	2,761	14.5	2.2
Total	14	100.0%	0.4%	$18,990	100.0%	1.6%

Loan Deferment Status Change by Loan Type
	Total deferments		Payment resumed
	under the CARES Act		or paid off		Remaining deferments
(Dollars in thousands)	as of March 31, 2021		through March 31, 2021		as of March 31, 2021
Loan Type	Number of accounts	Balance	Number of accounts	Balance	Number of accounts	Balance
Loans, excluding home mortgage and consumer loans	116	206,582	107	190,353	9	16,229
Home mortgage loans	69	30,205	64	27,444	5	2,761
Total	185	$236,787	171	$217,797	14	$18,990

Results of Operations—Comparison for the Three Months Ended March 31, 2021 and 2020

The following discussion of our results of operations compares the three months ended March 31, 2021 to the three months ended March 31, 2020.

We reported net income for the three months ended March 31, 2021 of $5.1 million, or $0.33 per diluted common share, compared to net income of $3.3 million, or $0.21 per diluted common share, for the three months ended March 31, 2020, an increase of $1.8 million, or 53.9%. The increase was primarily due to a $1.6 million increase in net interest income and a $670,000 increase in noninterest income, partially offset by a $895,000 increase in income tax expense.

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

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest earning assets:
Federal Funds sold and other investments (1)	$99,349	$112	0.45%	$78,256	$332	1.68%
Securities available for sale	92,951	236	1.02	54,647	319	2.33
Total investments	192,300	348	0.72	132,903	651	1.95
Real estate loans	653,498	7,466	4.63	633,963	8,198	5.20
SBA loans	268,440	3,280	4.95	138,900	2,667	7.72
C & I loans	116,327	1,072	3.74	100,686	1,277	5.10
Home Mortgage loans	125,698	1,451	4.62	121,768	1,514	4.97
Consumer loans	1,187	15	5.12	2,774	38	5.51
Total loans (2)	1,165,150	13,284	4.62	998,091	13,694	5.51
Total earning assets	1,357,450	13,632	4.07	1,130,994	14,345	5.10
Noninterest-earning assets	52,376			48,189
Total assets	$1,409,826			$1,179,183

Interest-bearing liabilities:
Money market deposits and others	$336,796	$270	0.33%	$297,202	$957	1.29%
Time deposits	361,803	607	0.68	431,772	2,272	2.12
Total interest-bearing deposits	698,599	877	0.51	728,974	3,229	1.78
Borrowings	5,000	—	0.00	45	—	0.00
Total interest-bearing liabilities	703,599	877	0.51	729,019	3,229	1.78
Noninterest-bearing liabilities:
Noninterest-bearing deposits	544,492			292,453
Other noninterest-bearing liabilities	16,865			17,921
Total noninterest-bearing liabilities	561,357			310,374
Shareholders’ equity	144,870			139,790
Total liabilities and shareholders’ equity	$1,409,826			$1,179,183
Net interest income / interest rate spreads		$12,755	3.56%		$11,116	3.32%
Net interest margin			3.80%			3.95%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$1,243,091	$877	0.29%	$1,021,427	$3,229	1.27%
Total funding liabilities / cost of funds	$1,248,091	$877	0.28%	$1,021,472	$3,229	1.27%

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

	Three Months Ended March 31,
	2021 over 2020
	Change due to:
(Dollars in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$70	$(290)	$(220)
Securities available for sale	153	(236)	(83)
Total investments	223	(526)	(303)
Real estate loans	236	(968)	(732)
SBA loans	1,831	(1,218)	613
C & I loans	177	(382)	(205)
Home Mortgage loans	47	(110)	(63)
Consumer loans	(20)	(3)	(23)
Total loans	2,271	(2,681)	(410)
Total earning assets	2,494	(3,207)	(713)

Money market deposits and others	111	(798)	(687)
Time deposits	(320)	(1,345)	(1,665)
Total interest-bearing deposits	(209)	(2,143)	(2,352)
Borrowings	—	—	—
Total interest-bearing liabilities	(209)	(2,143)	(2,352)
Net interest income	$2,703	$(1,064)	$1,639

Total interest income decreased $713,000, or 5.0%, to $13.6 million for the three months ended March 31, 2021 from $14.3 million for the same period in 2020, primarily due to a decrease in interest earned on our loan portfolio and a decrease in interest earned on federal funds sold.

Interest and fees on loans was $13.3 million for the three months ended March 31, 2021, compared to $13.7 million for the same period in 2020, a decrease of $410,000, or 3.0%. This decrease in interest income on loans was primarily due to an 89 basis point decrease to 4.62% for the three months ended March 31, 2021 from 5.51% for the same period in 2020 in the average yield on loans, partially offset by an increase in the average balance of loans outstanding. Average loans increased $167.1 million, or 16.7%, to $1.17 billion for the three months ended March 31, 2021 from $998.1 million for the same period in 2020, primarily due to increases in real estate and SBA loans including SBA PPP loans.

Interest income on total investment was $348,000 for the three months ended March 31, 2021, compared to $651,000 for the same period in 2020. Interest income on the securities portfolio decreased $83,000, or 26.0%, to $236,000 for the three months ended March 31, 2021, compared to $319,000 for the same period in 2020. The decrease in interest income on the securities portfolio was due to a 131 basis point decrease in the average yield on the securities portfolio, offset by 70.1% increase in the average balance of securities available for sale. Interest income on federal funds sold and other investments decreased $220,000, or 66.3%, to $112,000 the three months ended March 31, 2021 from $332,000 for the same period in 2020, due to a 123 basis point decrease in the average yield on the federal funds sold and other investments, offset by 27.0% increase in the average balance of federal funds sold and other investments.

Average yield on interest-earning assets decreased 103 basis points to 4.07% for the three months ended March 31, 2021 from 5.10% for the same period in 2020. Average interest-earning assets increased $226.5 million, or 20.0%, to $1.36 billion for the three months ended March 31, 2021 from $1.13 billion for the same period in 2020.

Total interest expense decreased $2.4 million, or 72.8%, to $877,000 for the three months ended March 31, 2021 from $3.2 million for the same period in 2020, primarily due to a decrease in interest expense on deposits as a result of the downward adjustments of the Company’s rates paid on interest-bearing deposits in response to the rate decreases by the Federal Reserve and a decrease in the average balance of interest-bearing liabilities.

Average cost of interest-bearing liabilities decreased 127 basis points to 0.51% for the three months ended March 31, 2021 from 1.78% for the same period in 2020. Average interest-bearing liabilities decreased $25.4 million, or 3.5%, to $703.6 million for the three months ended March 31, 2021 compared to $729.0 million for the same period in 2020.

Net interest income increased $1.6 million, or 14.7%, to $12.8 million for the three months ended March 31, 2021 compared to $11.1 million for the same period in 2020. The net interest spread and net interest margin for the three months ended March 31, 2021, 2021, were 3.56% and 3.80%, respectively, compared to 3.32% and 3.95%, respectively, for the same period in 2020.

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

The provision for loan losses for the three months ended March 31, 2021 was $620,000. Management has made adjustments to qualitative factors on all loan types to reflect the pandemic’s prolonged potential adverse impacts on national, state, and local economic and business conditions. The changes in qualitative factors accounted for $10,000, or 2% of the provision, and the changes in quantitative factors accounted $579,000, or 93% of the provision, which included a provision of $636,000 for accrued interest receivables on deferred loans and loans that are no longer on deferral but have not fully caught up on their accrued interest, and $56,000 in net reversal from loss factor change and loan balance change. The changes in specific reserve for impaired loans was $34,000 for the three month ended March 31, 2021. The provision for loan losses for the same period in 2020 was $743,000. The changes in qualitative factors accounted for $593,000, or 80% of the provision, and the changes in quantitative factors accounted $48,000, or 6% of the provision. The changes in specific reserve for impaired loans was $53,000 for the three month ended March 31, 2020.

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

Noninterest income for the three months ended March 31, 2021 increased $670,000, or 29.2%, to $3.0 million compared to $2.3 million for the same period in 2020, primarily due to increases of $727,000 in gain on sale of loans and $139,000 in loan servicing fees, partially offset by decreases of $94,000 in service charges on deposits and $102,000 in other income.

The following table sets forth the various components of our noninterest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$274	$368	$(94)
Loan servicing fees, net of amortization	531	392	139
Gain on sale of loans	1,882	1,155	727
Other income and fees	279	381	(102)
Total noninterest income	$2,966	$2,296	$670

The increase in gain on sale of loans was due to a $1.8 million gain on $22.4 million sales in SBA loans for the three months ended March 31, 2021 compared to a $1.1 million gain on $17.5 million sales in SBA loans for the same period in 2020. The increase in loan servicing fees, net of amortization, was primarily due to a decrease in amortization from lower SBA loan payoffs in the three months ended March 31, 2021 compared to the same period in 2020.

The decrease in service charges on deposits was primarily due to lower overdraft charges, partially offset by an increase in analysis charges on business accounts for the three months ended March 31, 2021 compared to the same period in 2020. The decrease in other income was primarily due to unrealized holding loss of $66,000 on CRA qualified mutual fund for the three months ended March 31, 2021 compared to unrealized holding gain of $58,000 on CRA qualified mutual fund for the same period of 2020.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2021 was $8.0 million compared to $8.2 million for the same period in 2020, a decrease of $241,000, or 2.9%. The decrease was primarily attributable to decreases of $407,000 in salaries and employee benefits, $117,000 in director’s fees and stock-based compensation expenses, partially offset by an increase of $177,000 in foundation and other contribution expenses.

The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$4,662	$5,071	$(409)
Occupancy and equipment	1,235	1,230	5
Data processing and communication	448	409	39
Professional fees	314	273	41
FDIC insurance and regulatory assessments	132	106	26
Promotion and advertising	177	162	15
Directors' fees and stock-based compensation	116	233	(117)
Foundation donation and other contributions	507	330	177
Other expenses	375	393	(18)
Total noninterest expense	7,966	8,207	(241)

Salaries and employee benefits expense decreased $409,000, or 8.1%, to $4.7 million for the three months ended March 31, 2021 from $5.1 million for the same period in 2020, primarily attributable to an increase in deferred loan origination costs. The increase in deferred loan origination costs was due to higher loan origination of $169.2 million, including SBA PPP loan origination of $74.2 million for the three months ended March 31, 2021 compared to $77.9 million for the same period in 2020.

Director’s fees and stock-based compensation expenses decreased $117,000, or 50.2%, to $116,000 for the three months ended March 31, 2021 compared to $233,000 for the same period in 2020, primarily due to a decrease of $108,000 in restricted stock unit expense resulting from the full vesting of the restricted stock units in July 2020.

Foundation donation and other contributions expenses increased $177,000, or 53.6%, to $507,000 for the three months ended March 31, 2021 compared to $330,000 for the same period in 2020. The increase was due to increased donation accruals for Open Stewardship Foundation, which is directly proportionate to our after-tax net income.

Income Tax Expense

Income tax expense was $2.1 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate increased to 28.8% for the three months ended March 31, 2021 compared to 26.1% for the same period in 2020, primarily due to realizing a lower amount of tax benefits resulting from a decrease in the number of non-qualified stock options exercises during the three months ended March 31, 2021 compared to the same period in 2020.

Financial Condition

Total assets increased $88.5 million, or 6.5%, to $1.46 billion at March 31, 2021 compared to $1.37 billion at December 31, 2020, primarily due to increases of $56.1 million, or 5.1%, in gross loans, and $10.6 million, or 11.6%, in securities available for sale. We funded our asset growth primarily with an increase of $85.3 million, or 7.1% in total deposits during the three months ended March 31, 2021.

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

All securities in our investment portfolio were classified as available-for-sale at March 31, 2021. There were no held-to-maturity securities in our investment portfolio at March 31, 2021. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of US government-sponsored agency securities, home mortgage-backed securities and collateralized mortgage obligations.

Securities available for sale increased $10.6 million, or 11.6%, to $102.4 million at March 31, 2021 from $91.8 million at December 31, 2020, primarily due to purchases of $19.9 million, partially offset by principal paydowns of $8.3 million and a maturity of $3.1 million in securities available for sale for the three months ended March 31, 2021. No issuer of securities available for sale, other than the U.S. Government and its agencies, comprised more than 10% of our shareholders’ equity as of March 31, 2021 or December 31, 2020.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	March 31, 2021			December 31, 2020
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government agencies	$1,000	$1,001	$1	$1,000	$1,005	$5
Mortgage-backed securities: residential	25,196	25,428	232	19,281	19,704	423
Collateralized mortgage obligations	75,772	75,984	212	70,318	71,082	764
Total available for sale	$101,968	$102,413	$445	$90,599	$91,791	$1,192

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2021, we evaluated the securities which had an unrealized loss for other than temporary impairment (“OTTI”) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2021
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies	$1,000	1.75%	$—	—%	$—	—%	$—	—%
Mortgage-backed securities - residential	—	—%	938	1.99%	4,194	1.90%	20,064	1.05%
Collateralized mortgage obligations	—	—%	—	—%	708	1.73%	75,064	1.06%
Total available for sale	$1,000	1.75%	$938	1.99%	$4,902	1.88%	$95,128	1.06%

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

Gross loans including net deferred costs increased $56.1 million, or 5.1%, to $1.16 billion at March 31, 2021, compared to $1.10 billion at December 31, 2020, primarily due to originations of SBA PPP loans and organic growth in commercial real estate for the three months ended March 31, 2021.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial real estate	$662,445	57%	$651,684	59%
SBA loan - real estate	139,503	12%	136,224	12%
Total real estate	801,948	69%	787,908	71%
SBA loan - non-real estate	123,682	11%	75,151	7%
Commercial and industrial	103,883	9%	107,307	10%
Home mortgage	125,285	11%	128,212	12%
Consumer	1,074	<1%	1,158	<1%
Gross loans	1,155,872	100%	1,099,736	100%
Allowance for loan losses	(15,339)		(15,352)
Net loans	$1,140,533		$1,084,384

The following tables presents the maturity distribution of our loans as of March 31, 2021 and December 31, 2020. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of March 31, 2021
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$58,894	$54,096	$292,863	$140,752	$88,949	$26,891	$662,445
SBA loans - real estate	—	—	—	49	—	139,454	139,503
Total real estate	58,894	54,096	292,863	140,801	88,949	166,345	801,948
SBA loan - non-real estate	—	7	113,552	1,153	—	8,970	123,682
Commercial and industrial	139	37,438	216	38,531	18,556	9,003	103,883
Home mortgage	—	—	—	—	111,188	14,097	125,285
Consumer	—	250	—	824	—	—	1,074
Gross loans	$59,033	$91,791	$406,631	$181,309	$218,693	$198,415	$1,155,872

	As of December 31, 2020
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
(Dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Real estate:
Commercial real estate	$58,101	$44,439	$293,045	$155,303	$74,302	$26,494	$651,684
SBA loans - real estate	—	—	—	—	—	136,224	136,224
Total real estate	58,101	44,439	293,045	155,303	74,302	162,718	787,908
SBA loan - non-real estate	—	11	64,906	952	—	9,282	75,151
Commercial and industrial	8,933	43,618	221	36,853	4,887	12,795	107,307
Home mortgage	—	—	—	—	114,141	14,071	128,212
Consumer	—	271	—	887	—	—	1,158
Gross loans	$67,034	$88,339	$358,172	$193,995	$193,330	$198,866	$1,099,736

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services-oriented entities), SBA loans (primarily unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 80.2% of our gross loans are secured by real property as of March 31, 2021, compared to 83.3% as of December 31, 2020.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. At March 31, 2021, approximately 66% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. At March 31, 2021, our average loan-to-value for commercial real estate loans was approximately 53%. Our commercial real estate loan portfolio totaled $662.4 million at March 31, 2021 compared to $651.7 million at December 31, 2020.

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

As of March 31, 2021, our SBA portfolio totaled $263.2 million, including $113.6 million of SBA PPP loans, compared to $211.4 million, including $64.9 million of SBA PPP loans as of December 31, 2020, an increase of $51.8 million, or 24.5%. We originated $105.3 million of SBA loans, including $74.2 million of SBA PPP loans during the three months ended March 31, 2021 compared to $25.7 million during the three months ended March 31, 2020. We sold $22.4 million and $17.5 million of SBA loans during the three months ended March 31, 2021 and 2020, respectively.

Loans held for sale was $28.6 million at March 31, 2021, compared to $26,7 million at December 31, 2020.

Commercial and industrial loans totaled $103.9 million at March 31, 2021 compared to $107.3 million at December 31, 2020.

We originate mainly non-qualified single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. We offer a five-year or seven-year hybrid adjustable rate mortgage loans, which reprice annually after the initial fixed rate period. These loans are held for investment.

Home mortgage loans totaled $125.3 million at March 31, 2021, compared to $128.2 million at December 31, 2020, a decrease of $2.9 million, or 2.3%. During the three months ended March 31, 2021, we originated $11.6 million and sold $4.3 million in home mortgage loans. Payoffs and paydowns for the same period were $9.1 million and $1.1 million, respectively. During the same period in 2020, we originated $9.3 million and sold $1.9 million in home mortgage loans. Payoffs and paydowns for the same period were $6.9 million and $1.9 million, respectively.

Loan Payment Deferrals: As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan payment deferrals of up to twelve months for commercial and consumer borrowers impacted by the pandemic who have not been delinquent over 30 days on payments at the time of borrowers’ deferral requests. Through March 31, 2021, the Company has processed loan deferments for borrowers across multiple industries representing 185 loan accounts, with an aggregate loan balance of $236.8 million under the interagency guidance and Section 4013 of the CARES Act. Recent interagency guidance from the Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program satisfies the applicable requirements.

As of March 31, 2021, 171 loans with an aggregate balance of $217.8 million, including 64 home mortgage loans with an aggregate balance of $27.4 million, have resumed regular payments.

The following tables summarize loan portfolio breakdown by industry and loan deferral requests as of the dates presented:

Loan Portfolio Breakdown by Industry
Excluding Home mortgage and consumer loans
(Dollars in thousands)	As of March 31, 2021
Industry	Number of accounts	% of total	Balance	% of total
Hotel / motel	225	7.5%	$150,375	14.1%
Wholesale	375	12.4	77,331	7.2
Food services / restaurant	432	14.3	62,716	5.9
Laundry services	152	5.0	21,196	2.0
Real estate lessor	240	8.0	396,092	37.1
Car washes	52	1.7	36,459	3.4
Educational service	32	1.1	7,166	0.7
Other	1,505	50.0	315,396	29.6
Total	3,013	100%	$1,066,731	100%

Loan Deferment Summary by Industry
Excluding Home mortgage and consumer loans
(Dollars in thousands)	As of March 31, 2021
Industry	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Hotel / motel	6	66.7%	2.7%	$15,188	93.6%	10.1%
Wholesale	1	11.1	0.3	486	3.0	0.6
Food services / restaurant	1	11.1	0.2	465	2.9	0.7
Laundry services	1	11.1	0.7	90	0.6	0.4
Total	9	100.0%	0.3%	$16,229	100.0%	1.5%

Loan Deferment Summary by Loan Type
(Dollars in thousands)	As of March 31, 2021
Loan Type	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Real estate loans	6	42.9%	1.7%	$15,188	80.0%	2.3%
C & I loans	3	21.4	1.3	1,041	5.5	1.0
Loans, excluding home mortgage and consumer loans	9	64.3	0.3	16,229	85.5	1.5
Home mortgage loans	5	35.7	1.6	2,761	14.5	2.2
Total	14	100.0%	0.4%	$18,990	100.0%	1.6%

Loan Deferment Status Change by Loan Type
	Total deferments		Payment resumed
	under the CARES Act		or paid off		Remaining deferments
(Dollars in thousands)	as of March 31, 2021		through March 31, 2021		as of March 31, 2021
Loan Type	Number of accounts	Balance	Number of accounts	Balance	Number of accounts	Balance
Loans, excluding home mortgage and consumer loans	116	206,582	107	190,353	9	16,229
Home mortgage loans	69	30,205	64	27,444	5	2,761
Total	185	$236,787	171	$217,797	14	$18,990

Loan Servicing

As of March 31, 2021, and December 31, 2020, we serviced $401.1 million and $388.8 million respectively, of SBA loans for others. Activities for loan servicing rights for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Increase (decrease)
Beginning balance	$7,360	$7,024	$336
Additions	570	406	164
Amortized to expense	(438)	(467)	29
Ending balance	$7,492	$6,963	$529

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

The allowance for loan losses was $15.3 million at March 31, 2021 and $15.4 million at December 31, 2020. The allowance for loan losses was 1.33% of gross loans at March 31, 2021 compared to 1.40% at December 31, 2020. Excluding fully guaranteed SBA PPP loans, the allowance for loan losses was 1.47% of gross loans at March 31, 2021 and 1.48% of gross loans at December 31, 2020.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. The Federal Reserve Board and the California Department of Financial Protection and Innovation also review the allowance for loan losses as an integral part of their examination process. Based on information currently available, management believes that our allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California’s economic conditions and the real estate market in our market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Analysis of the Allowance for Loan Losses.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the three months ended March 31, 2021 and 2020.

	As of and For the Three Months Ended March 31,
	2021					2020
				Net				Net
	Beginning			Charge-	Ending	Beginning		Charge-	Ending
(Dollars in thousands)	Balance		Provision	offs	Balance	Balance	Provision	offs	Balance
Real estate:
Commercial real estate	$8,505		$89	$—	$8,594	$6,000	$210	$—	$6,210
SBA loans - real estate	1,802		228	—	2,030	939	143	—	1,082
Total real estate	10,307		317	—	10,624	6,939	353	—	7,292
SBA loan - non-real estate	278		14	—	292	121	116	45	192
Commercial and industrial	2,563		(232)	—	2,331	1,289	3	—	1,292
Home mortgage	2,185		(110)	—	2,075	1,667	254	—	1,921
Consumer	19		(5)	(3)	17	34	17	—	51
Total	$15,352	(1)	$(16)	$(3)	$15,339	$10,050	$743	$45	$10,748
Gross loans (2)					$1,155,872				$996,559
Average gross loans (2)					1,139,458				992,736
Net charge-offs to average gross loans (3)					(0.00)%				0.02%
Allowance for loans losses to gross loans					1.33%				1.08%

(1) Loan loss provision for the three months ended March 31, 2021, reported on income statement is $620,000. The difference of $636,000 is allocated to allowance on accrued interest receivable on loan deferrals and loans that are no longer on deferral but have not fully caught up on their accrued interest.

(2) Gross loans balance and average gross loans balance exclude loans held for sale
(3) Net charge-offs are loan charge-offs net of loan recoveries.

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO property at March 31, 2021 and at December 31, 2020.

Non-performing loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans plus OREO. Non-performing loans were $1.1 million at March 31, 2021, an increase of $163,000, compared to $985,000 at December 31, 2020.

Classified loans were $6.6 million at March 31, 2021, a decrease of $739,000, compared to $7.3 million at December 31, 2020. Excluding the SBA guarantee balance retained, classified loans were $6.4 million at March 31, 2021. No SBA guarantee balance was retained at December 31, 2020. Classified loans of $5.9 million as of March 31, 2021 are fully secured by real estate collaterals.

The following table sets forth the allocation of our non-performing assets among our different asset categories as of the dates indicated. Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Non-accrual loans	$1,148	$985
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	—	—
Total non-performing loans	1,148	985
Other real estate owned	—	—
Total non-performing assets	$1,148	$985
Non-performing loans to gross loans	0.10%	0.09%
Non-performing assets to total assets	0.08%	0.07%
Allowance for loan losses to non-performing loans	1,337%	1,558%

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

Total deposits increased $85.3 million, or 7.1%, to $1.29 billion at March 31, 2021 compared to $1.20 billion at December 31, 2020. Noninterest-bearing deposits increased $49.2 million, or 9.4%, to $572.0 million at March 31, 2021 compared to $522.8 million at December 31, 2020, primarily due to the SBA PPP loans funded to customers’ noninterest-bearing deposits and new accounts opened during the three months ended March 31, 2021. Noninterest-bearing deposits accounted for 44.5% of total deposits at March 31, 2021 compared to 43.6% at December 31, 2020.

The following tables summarize our average deposit balances and weighted average rates for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
		Weighted			Weighted
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Rate		Balance	Rate
Noninterest-bearing demand	$544,492	―	%	$292,453	―	%
Interest-bearing:
Money market deposits and others	336,796	0.33		297,202	1.29
Time deposits (more than $250,000)	197,096	0.63		210,986	2.17
Time deposits ($250,000 or less)	164,707	0.74		220,786	2.07
Total interest-bearing	698,599	0.51		728,974	1.78
Total deposits	$1,243,091	0.29%		$1,021,427	1.27%

The following tables set forth the maturity of time deposits as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits (more than $250,000)	$25,831	$92,119	$70,781	$2,229	$190,960
Time deposits ($250,000 or less)	46,430	40,932	73,795	7,140	168,297
Total time deposits	$72,261	$133,051	$144,576	$9,369	$359,257

	As of December 31, 2020
	Maturity Within:
	Three	Three to	Six to 12	After
(Dollars in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits (more than $250,000)	$107,198	$25,498	$63,818	$3,696	$200,210
Time deposits ($250,000 or less)	33,474	28,020	80,308	7,001	148,803
Total time deposits	$140,672	$53,518	$144,126	$10,697	$349,013

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At March 31, 2021 and December 31, 2020, we had maximum borrowing capacity from the FHLB of $393.2 million and $394.0 million, respectively. We had $5.0 million in borrowings from the FHLB, which has a 0% interest rate under the Zero-Rate Recovery Advance Program, FHLB’s pandemic relief initiative at March 31, 2021 and December 31, 2020.

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

At March 31, 2021 and December 31, 2020, our gross loan to deposit ratio was 89.9% and 91.6%, respectively.

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

We had $100.0 million of unsecured Federal Funds lines with no amounts advanced as of March 31, 2021 and as of December 31, 2020. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $132.1 million and $125.7 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $223.0 million and $219.1 million as of March 31, 2021 and December 31, 2020, respectively. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2021 or December 31, 2020, and our borrowing capacity is limited only by eligible collateral.

Based on the values of loans pledged as collateral, we had $262.7 million and $263.0 million of additional borrowing availability with the FHLB as of March 31, 2021 and December 31, 2020, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action,” we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators regarding components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required us to maintain minimum amounts and various ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, referred to as the “leverage ratio.” For further information, see “Supervision and Regulation.”

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2021 and December 31, 2020. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. At March 31, 2021, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since March 31, 2021 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Total capital (to risk-weighted assets)
Consolidated	$159,626	15.04%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	156,697	14.77%	84,884	8.00%	106,106	10.00%	111,411	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	146,319	13.79%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	143,391	13.51%	63,663	6.00%	84,884	8.00%	90,190	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	146,319	13.79%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	143,391	13.51%	47,747	4.50%	68,969	6.50%	74,274	7.00%
Tier 1 capital (to average assets)
Consolidated	146,319	10.38%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	143,391	10.17%	56,376	4.00%	70,470	5.00%	56,376	4.00%
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

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of March 31, 2021 and December 31, 2020:

	Payments Due at March 31, 2021
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$926,133	$—	$—	$—	$926,133
Time deposits	349,888	8,033	1,336	—	359,257
Operating lease commitments	2,056	3,764	2,025	866	8,711
Advanced from FHLB	5,000	—	—	—	5,000
Commitments to fund investments for low income housing partnerships	1,093	801	25	46	1,965
Total contractual obligations	$1,284,170	$12,598	$3,386	$912	$1,301,066

	Payments Due at December 31, 2020
	Within	One to	Three to	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$851,077	$—	$—	$—	$851,077
Time deposits	338,316	9,578	522	597	349,013
Operating lease commitments	2,047	3,844	2,376	956	9,223
Advanced from FHLB	5,000	—	—	—	5,000
Commitments to fund investments for low income housing partnerships	1,042	1,036	29	47	2,154
Total contractual obligations	$1,197,482	$14,458	$2,927	$1,600	$1,216,467

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

The following table summarized commitments as of the dates presented.

(Dollars in thousands)	As of March 31, 2021	As of December 31, 2020
Commitments to extend credit	$108,887	$75,740
Standby letters of credit	8,586	9,212
Other commercial letters of credit	981	1,552
Total	$118,454	$86,504

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2021 and December 31, 2020 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity			Economic Value of Equity Sensitivity
	March 31, 2021		December 31, 2020	March 31, 2021		December 31, 2020
+400 basis points	15.59%		30.27%	(9.02	) %	10.14%
+300 basis points	12.96%		23.87%	(4.13	) %	12.73%
+200 basis points	9.62%		16.85%	1.59%		13.55%
+100 basis points	5.37%		8.99%	3.85%		11.14%
-100 basis points	(0.66	) %	—%	(19.07	) %	(20.87)%

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

Item 1A. Risk Factors

A discussion of the risk factors affecting us is set forth in Part I, Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K. The discussion of risk factors provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

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

On September 9, 2020, the Company announced a fourth stock repurchase program that authorizes the Company to repurchase up to 500,000 shares of its common stock. During the three month ended March 31, 2021, the Company repurchased an aggregate of 3,830 shares at an average price of $7.5 per share.

The following table summarizes share repurchase activities for the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Program	Approximate Number of Shares that May Yet Be Purchased Under the Program
	(Dollars in thousands, except per share data)
January 1, 2021 to January 31, 2021	3,830	$7.50	$3,830	—
February 1, 2021 to February 28, 2021	—	—	—	—
March 1, 2021 to March 31, 2021	—	—	—	298,484
Total	3,830	$7.50	$3,830	298,484

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of OP Bancorp included as Exhibit 3.1 to the Registration Statement on Form S-1 filed March 5, 2018 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of OP Bancorp included as Exhibit 3.2 to the Registration Statement on Form S-1 filed March 5, 2018 and incorporated herein by reference.

3.3	First Amendment to the Amended and Restated Bylaws of OP Bancorp included as Exhibit 3.3 to the Annual Report on Form 10-K filed March 15, 2021 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document – the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP Bancorp

Date: May 7, 2021	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: May 7, 2021	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer