Form 10-Q
period 2021-06-30
OP Bancorp
filed 2021-08-06
CIK 1722010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, there were 15,133,407 outstanding shares of the Registrant’s common stock.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OP BANCORP

CONSOLIDATED BALANCE SHEETS (unaudited)

($ in thousands, except shares)	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$128,687	$106,310
Securities available-for-sale, at fair value	111,832	91,791
Other investments	11,028	10,101
Loans held for sale	68,396	26,659
Loans receivable, net of allowance of $14,687 at June 30, 2021 and $15,352 at December 31, 2020	1,231,179	1,084,384
Premises and equipment, net	4,271	4,544
Accrued interest receivable, net of allowance of $792 at June 30, 2021 and $643 at December 31, 2020	3,469	3,985
Servicing assets	12,903	7,360
Company owned life insurance	11,005	10,879
Deferred tax assets	4,861	5,242
Operating right-of-use assets	6,065	6,786
Other assets	7,764	8,785
Total assets	$1,601,460	$1,366,826
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$668,244	$522,754
Interest bearing:
Money market and others	386,612	328,323
Time deposits greater than $250,000	193,704	200,210
Other time deposits	185,543	148,803
Total deposits	1,434,103	1,200,090
Federal Home Loan Bank advances	—	5,000
Accrued interest payable	608	1,021
Operating lease liabilities	7,567	8,429
Other liabilities	7,220	8,920
Total liabilities	1,449,498	1,223,460
Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,133,407 and 15,016,700 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	78,718	78,657
Additional paid-in capital	8,324	8,521
Retained earnings	64,700	55,348
Accumulated other comprehensive income	220	840
Total shareholders’ equity	151,962	143,366
Total liabilities and shareholders' equity	$1,601,460	$1,366,826

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$14,971	$12,549	$28,255	$26,243
Interest on securities available for sale	218	281	454	600
Other interest income	160	90	272	422
Total interest income	15,349	12,920	28,981	27,265
Interest expense
Interest on deposits	763	2,272	1,640	5,501
Total interest expense	763	2,272	1,640	5,501
Net interest income	14,586	10,648	27,341	21,764
(Reversal of) provision for loan losses	(1,112)	1,988	(492)	2,731
Net interest income after (reversal of) provision for loan losses	15,698	8,660	27,833	19,033

Noninterest income
Service charges on deposits	393	298	748	729
Loan servicing fees, net of amortization	302	514	833	906
Gain on sale of loans	1,210	936	3,092	2,091
Other income	315	314	513	632
Total noninterest income	2,220	2,062	5,186	4,358
Noninterest expense
Salaries and employee benefits	5,307	4,347	9,969	9,418
Occupancy and equipment	1,234	1,241	2,469	2,471
Data processing and communication	467	414	915	823
Professional fees	303	276	617	549
FDIC insurance and regulatory assessments	123	117	255	222
Promotion and advertising	176	163	353	324
Directors’ fees	128	223	244	456
Foundation donation and other contributions	640	245	1,147	575
Other expenses	411	308	786	703
Total noninterest expense	8,789	7,334	16,755	15,541
Income before income tax expense	9,129	3,388	16,264	7,850
Income tax expense	2,750	972	4,808	2,135
Net income	$6,379	$2,416	$11,456	$5,715
Earnings per share - Basic	$0.42	$0.16	$0.75	$0.37
Earnings per share - Diluted	$0.42	$0.16	$0.75	$0.37
Other comprehensive (loss)/income:
Change in unrealized (losses)/gains on securities available-for-sale	(133)	(231)	(879)	1,063
Tax effect	39	68	259	(314)
Total other comprehensive (loss)/income	(94)	(163)	(620)	749
Comprehensive income	$6,285	$2,253	$10,836	$6,464

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional		Accumulated Other	Total
($ in thousands, except shares)	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at April 1, 2020	15,115,868	$80,422	$7,882	$48,695	$1,100	$138,099
Net income	—	—	—	2,416	—	2,416
Other comprehensive income(loss)	—	—	—	—	(163)	(163)
Stock issued under stock-based compensation plans	22,189	—	—	—	—	—
Stock-based compensation, net	—	—	336	—	—	336
Repurchase of common stock	(70,027)	(497)	—	—	—	(497)
Cash dividends declared	—	—	—	(1,055)	—	(1,055)
Balance at June 30, 2020	15,068,030	$79,925	$8,218	$50,056	$937	$139,136

Balance at April 1, 2021	15,037,635	$78,654	$8,652	$59,373	$314	$146,993
Net income	—	—	—	6,379	—	6,379
Other comprehensive income(loss)	—	—	—	—	(94)	(94)
Stock issued under stock-based compensation plans	95,772	64	—	—	—	64
Stock-based compensation, net	—	—	(328)	—	—	(328)
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared	—	—	—	(1,052)	—	(1,052)
Balance at June 30, 2021	15,133,407	$78,718	$8,324	$64,700	$220	$151,962

Balance at January 1, 2020	15,703,276	$86,381	$7,524	$46,483	$188	$140,576
Net income	—	—	—	5,715	—	5,715
Other comprehensive income(loss)	—	—	—	—	749	749
Stock issued under stock-based compensation plans	152,235	305	—	—	—	305
Stock-based compensation, net	—	—	694	—	—	694
Repurchase of common stock	(787,481)	(6,761)	—	—	—	(6,761)
Cash dividends declared	—	—	—	(2,142)	—	(2,142)
Balance at June 30, 2020	15,068,030	$79,925	$8,218	$50,056	$937	$139,136

Balance at January 1, 2021	15,016,700	$78,657	$8,521	$55,348	$840	$143,366
Net income	—	—	—	11,456	—	11,456
Other comprehensive income(loss)	—	—	—	—	(620)	(620)
Stock issued under stock-based compensation plans	120,537	89	—	—	—	89
Stock-based compensation, net	—	—	(197)	—	—	(197)
Repurchase of common stock	(3,830)	(28)	—	—	—	(28)
Cash dividends declared	—	—	—	(2,104)	—	(2,104)
Balance at June 30, 2021	15,133,407	$78,718	$8,324	$64,700	$220	$151,962

See accompanying notes to consolidated financial statements

OP BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
($ in thousands)	2021	2020
Cash flows from operating activities
Net income	$11,456	$5,715
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
(Reversal of) provision for loan losses	(492)	2,731
Depreciation and amortization of premises and equipment	657	655
Amortization of net premiums on securities	503	164
Amortization of servicing assets	1,401	821
Amortization of low-income housing partnerships	254	161
Stock-based compensation	236	716
Gain on sales of loans	(3,092)	(2,091)
Earnings on company owned life insurance	(126)	(130)
Net change in fair value of equity investment with readily determinable fair value	59	(89)
Origination of loans held for sale	(76,270)	(40,538)
Proceeds from sales of loans held for sale	36,587	35,134
Net change in:
Accrued interest receivable	766	(1,657)
Deferred tax assets	(122)	(660)
Other assets	1,826	(179)
Accrued interest payable	(412)	(722)
Other liabilities	(2,373)	(2,128)
Net cash used in by operating activities	(29,142)	(2,097)
Cash flows from investing activities
Net change in loans receivable	(54,826)	(53,354)
Proceeds from matured, called, or paid-down securities available-for-sale	18,368	12,573
Purchase of loans and servicing assets	(97,631)	—
Purchase of securities available-for-sale	(39,791)	(30,528)
Purchase of FHLB stock	(963)	(685)
Purchase of premises and equipment, net	(385)	(309)
Net change in investments in low-income housing partnerships	(189)	(810)
Net cash used in investing activities	(175,417)	(73,113)
Cash flows from financing activities
Net change in deposits	234,012	100,009
Cash received from stock option exercises	89	305
Proceeds from (payment of) Federal Home Loan Bank advances	(5,000)	10,000
Repurchase of common stock	(28)	(6,761)
Cash dividend paid on common stock	(2,104)	(2,142)
Payments related to tax-withholding for vested restricted stock awards	(33)	(22)
Net cash provided by financing activities	226,936	101,389
Net change in cash and cash equivalents	22,377	26,179
Cash and cash equivalents at beginning of period	106,310	85,943
Cash and cash equivalents at end of period	$128,687	$112,122
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$6,253	$3,505
Interest	2,052	6,223
Supplemental noncash disclosure:
New commitments to low-income housing partnership investments	$—	$3,477

See accompanying notes to consolidated financial statements

OP BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Business Description

OP Bancorp (the “Company”) is a California corporation whose common stock is quoted on the Nasdaq Global Market under the ticker symbol, “OPBK.” The Company was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. The Company has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, the Bank operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. The Bank’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. The Bank is operating with nine full-service branches, eight of which are located in California, in Downtown Los Angeles, Los Angeles Fashion District, Los Angeles Koreatown, Gardena, Buena Park and Santa Clara, and one-full service branch is located in Carrollton, Texas. The Bank also has four loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynwood and Seattle, Washington.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited Consolidated Financial Statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial results for the interim periods presented, including eliminating intercompany transactions and balances. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2021 presentation. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report on Form 10-K”).

Use of Estimates:  To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The Company could experience a material adverse effect on its business as a result of the impact of the novel coronavirus pandemic (“COVID-19”) and the resulting governmental actions to curtail its spread. It is at least reasonably possible that the estimates based on information which was available at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change would be material to the financial statements, including the allowance for loan losses. The extent to which the COVID-19 pandemic will impact our estimates and assumptions is highly uncertain, and we are unable to make an estimate at this time.

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

The Company has added the following significant accounting policies as a result of an asset purchase of loan portfolio from Hana Small Business Lending, Inc. (“Hana”).

Asset Purchase:

On May 24, 2021, the Company completed the purchase of Hana’s loan portfolio and paid approximately $97.6 million that included loans of $100.0 million at a fair value discount of $8.9 million, servicing assets of $6.1 million and accrued interest receivable of $398 thousand. The following table summarizes the consideration paid for the loan portfolio and the amounts of assets purchased:

($ in thousands)
Consideration
Cash	$97,631

Recognized amounts of identifiable assets purchased:
Loans (1)	$100,003
Loan discounts	(8,867)
Accrued interest receivable	398
Servicing assets	6,097
Total recognized identifiable assets	$97,631

(1)	Consists of $92.2 million of SBA loans, $6.9 million of PPP loans and $919 thousand of real estate loans.

Asset Acquisitions: The Company follows the guidance in Accounting Standards Codification (“ASC”)  805, Business Combination, for determining the appropriate accounting treatment for acquisition. Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial test is met, the assets acquired would not represent a business combination, but rather an asset acquisition. If the transaction is deemed to be an asset acquisition, the cost accumulation and allocation model is used in which the cost of the acquisition is allocated on a relative fair value basis to the assets acquired. The Company concluded that this transaction did not qualify as a business combination and was accounted for as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50 using a cost accumulation model.

Purchased Performing Loans: The Company records purchased performing loans at fair value including a discount and recognizes discount accretion using the contractual cash flow method. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. The Company evaluated $100.0 million of the loans purchased in accordance with the provisions of ASC 310-20, Nonrefundable Fees and Other Costs and recorded an $8.9 million discount. There was no allowance for loan losses established as of June 30, 2021 for the purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.

Recent Accounting Pronouncements:

In June 2016, Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of ASU 2016-13 is to provide financial statement users with decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 includes provisions that require financial assets measured at amortized cost (such as loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected. This will be accomplished through recognition of an estimate of all current expected credit losses. The estimate will include forecasted information for the timeframe that an entity is able to develop reasonable and supportable forecasts. This is a change from the current practice of recognizing incurred losses based on the probable initial recognition threshold under current GAAP. In addition, credit losses on available-for-sale (“AFS”) debt securities will be recorded through an allowance for credit losses rather than as a write-down recognized in other comprehensive income (loss). Under ASU 2016-13, an entity will be able to record reversals of credit losses in current period income when the estimate of credit losses declines, whereas current GAAP prohibits reflecting those improvements in current period earnings.

In July 2019, the FASB proposed the effective date delay to January 2020 for SEC filers, excluding smaller reporting companies (“SRCs”) and emerging growth companies (“EGCs”), and January 2023 for all other entities including SRCs and EGCs, and in October 2019, the FASB voted to approve the proposed delay. The Company expects the adoption date of ASU 2016-13 will be January 2023. ASU 2016-13 will be applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings, except for debt securities that an other-than-temporary impairment had been previously recognized will be applied using the prospective transition approach. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, including software solutions, data requirements and loss estimation methodologies. The company has engaged a third-party advisor to develop a new expected loss model. While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU is a new accounting standard related to contracts or hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other reference rates that are expected to be discontinued. The new standard provides temporary optional expedients and exceptions regarding existing accounting requirements related to contractual modifications of contracts, hedging relationships, and other transactions that are affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, as subsequent amendments, which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from referent rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full restrospective basis as of any date from the begining of an interim period that includes or subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company adopted this guidance on a prospective basis in January 2021 and the guidance did not have a material impact on the Company’s Consolidated Financial Statements. The Company will assess the impact in conjuction with the reference rate transition as it occurs over the next two years.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This amendment simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The effective date will be January 2023. The Company does not expect the adoption of this guidance will be material to its Consolidated Statement of Income.

Note 3. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of securities AFS as of June 30, 2021 and December 31, 2020:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2021:
Available for sale
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$28,965	$322	$(81)	$29,206
Residential collateralized mortgage obligations	82,554	569	(497)	82,626
Total available for sale	$111,519	$891	$(578)	$111,832

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2020:
Available for sale
U.S. Government-sponsored agency securities	$1,000	$5	$—	$1,005
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$19,281	$430	$(7)	$19,704
Residential collateralized mortgage obligations	70,318	814	(50)	71,082
Total available for sale	$90,599	$1,249	$(57)	$91,791

There were no sales of securities AFS in the three and six months ended June 30, 2021 and 2020. The amortized cost and estimated fair value of securities AFS at June 30, 2021, by contractual maturity, are shown below.

($ in thousands)	Amortized Cost	Fair Value
As of June 30, 2021:
Available for sale
U.S. Government agencies or sponsored agency securities:
After one year through five years	$827	$866
After five years through ten years	4,446	4,607
After ten years	106,246	106,359
Total available for sale	$111,519	$111,832

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS securities by length of time those individual securities in each category have been in a continuous loss at June 30, 2021 and December 31, 2020:

($ in thousands)	Less Than 12 Months		12 Months or Longer		Total
As of June 30, 2021:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$12,229	$(81)	$—	$—	$12,229	$(81)
Residential collateralized mortgage obligations	46,738	(491)	1,844	(6)	48,582	(497)
Total available for sale	$58,967	$(572)	$1,844	$(6)	$60,811	$(578)

($ in thousands)	Less Than 12 Months		12 Months or Longer		Total
As of December 31, 2020:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$3,089	$(7)	$—	$—	$3,089	$(7)
Residential collateralized mortgage obligations	13,593	(50)	—	—	13,593	(50)
Total available for sale	$16,682	$(57)	$—	$—	$16,682	$(57)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, along with the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components, as follows: (i) OTTI related to credit loss, which must be recognized in the income statement, and (ii) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of both June 30, 2021 and December 31, 2020, management believes no securities with unrealized losses were OTTI.

As of June 30, 2021 and December 31, 2020, there were no pledged securities to secure public deposits, borrowing and letters of credit from the Federal Home Loan Bank (“FHLB”) and the Board of Governors of the Federal Reserve System (“FRB”), and for other purposes required or permitted by law. The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Federal Home Loan Bank stock	$7,005	$6,043
Pacific Coast Bankers Bank stock	190	190
Mutual fund - CRA qualified	3,738	3,773
Total other investment securities	$10,933	$10,006

The Company has equity investment in a mutual fund with readily determinable fair value of $3.7 million and $3.8 million, as of June 30, 2021 and December 31, 2020, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $7 thousand and a $31 thousand unrealized gain for the three months ended June 30, 2021 and 2020, respectively, and a $59 thousand unrealized loss for the six months ended June 30, 2021 compared to a $89 thousand unrealized gain for the six months ended June 30, 2020. The unrealized gains (losses) of the mutual fund are included in Other income in the Statements of Income and Comprehensive Income.

Note 4. Loans and Allowance for Loan Losses

The following table presents the composition of the loan portfolio as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Commercial real estate	$684,082	$651,684
SBA loans—real estate	217,356	136,224
SBA loans—non-real estate (1)	121,395	75,151
Commercial and industrial	102,562	107,307
Home mortgage	119,319	128,212
Consumer	1,152	1,158
Gross loans receivable	1,245,866	1,099,736
Allowance for loan losses	(14,687)	(15,352)
Loans receivable, net (2)	$1,231,179	$1,084,384

(1)	At June 30, 2021 and December 31, 2020, SBA loans - non-real estate balances include SBA Paycheck Protection Program ("PPP") loans of $103.9 million and $64.9 million, respectively.
(2)	Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $(12.5) million and $(5.9) million as of June 30, 2021 and December 31, 2020, respectively.

No loans were outstanding to related parties as of June 30, 2021 or December 31, 2020.

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021 and 2020:

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
($ in thousands)	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
Three months ended June 30, 2021:
Beginning balance	$8,594	$2,030	$292	$2,331	$2,075	$17	$15,339
(Reversal of) provision for loan losses (1)	(138)	(33)	(37)	(45)	(371)	(1)	(625)
Charge-offs	—	—	(27)	—	—	—	(27)
Recoveries	—	—	—	—	—	—	—
Ending balance	$8,456	$1,997	$228	$2,286	$1,704	$16	$14,687
Three months ended June 30, 2020:
Beginning balance	$6,210	$1,082	$192	$1,292	$1,921	$51	$10,748
(Reversal of) provision for loan losses	935	264	33	628	153	(25)	1,988
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	28	—	—	—	28
Ending balance	$7,145	$1,346	$253	$1,920	$2,074	$26	$12,764

(1)

Excludes (reversal of) provision for uncollectible accrued interest receivable of ($487) thousand for the three months ended June 30, 2021. There was no provision for uncollectible accrued interest receivable for the three months ended June 30, 2020.

			SBA
	Commercial	SBA Loans	Loans Non-	Commercial	Home
($ in thousands)	Real Estate	Real Estate	Real Estate	and Industrial	Mortgage	Consumer	Total
Six months ended June 30, 2021:
Beginning balance	$8,505	$1,802	$278	$2,563	$2,185	$19	$15,352
(Reversal of) provision for loan losses (1)	(49)	195	(23)	(277)	(481)	(6)	(641)
Charge-offs	—	—	(27)	—	—	—	(27)
Recoveries	—	—	—	—	—	3	3
Ending balance	$8,456	$1,997	$228	$2,286	$1,704	$16	$14,687
Six months ended June 30, 2020:
Beginning balance	$6,000	$939	$121	$1,289	$1,667	$34	$10,050
(Reversal of) provision for loan losses	1,145	407	149	631	407	(8)	2,731
Charge-offs	—	—	(45)	—	—	—	(45)
Recoveries	—	—	28	—	—	—	28
Ending balance	$7,145	$1,346	$253	$1,920	$2,074	$26	$12,764

(1)

Excludes (reversal of) provision for uncollectible accrued interest receivable of ($149) thousand for the six months ended June 30, 2021. There was no provision for uncollectible accrued interest receivable for the six months ended June 30, 2020.

The following table presents the allowance for loan losses and recorded investment by portfolio segment and impairment methodology as of June 30, 2021 and December 31, 2020:

($ in thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
As of June 30, 2021:
Allowance for loan losses (1):
Commercial real estate	$—	$8,456	$8,456
SBA loans—real estate	—	1,997	1,997
SBA loans—non-real estate	—	228	228
Commercial and industrial	323	1,963	2,286
Home mortgage	—	1,704	1,704
Consumer	—	16	16
Total	$323	$14,364	$14,687
Loans (2):
Commercial real estate	$—	$686,042	$686,042
SBA loans—real estate	396	217,752	218,148
SBA loans—non-real estate	—	121,951	121,951
Commercial and industrial	323	102,440	102,763
Home mortgage	—	119,778	119,778
Consumer	—	1,155	1,155
Total	$719	$1,249,118	$1,249,837
As of December 31, 2020:
Allowance for loan losses (1):
Commercial real estate	$—	$8,505	$8,505
SBA loans—real estate	—	1,802	1,802
SBA loans—non-real estate	87	191	278
Commercial and industrial	330	2,233	2,563
Home mortgage	—	2,185	2,185
Consumer	—	19	19
Total	$417	$14,935	$15,352
Loans (2):
Commercial real estate	$—	$654,235	$654,235
SBA loans—real estate	—	136,873	136,873
SBA loans—non-real estate	174	75,477	75,651
Commercial and industrial	330	107,175	107,505
Home mortgage	—	128,683	128,683
Consumer	—	1,161	1,161
Total	$504	$1,103,604	$1,104,108

(1)	Excludes allowance for uncollectible accrued interest receivable of $792 thousand and $643 thousand as of June 30, 2021 and December 31, 2020, respectively.
(2)	Includes accrued interest receivable of $4.0 million and $4.4 million as of June 30, 2021 and December 31, 2020, respectively.

The following table presents the recorded investment of individually impaired loans and the specific allowance for loan losses as of June 30, 2021 and December 31, 2020. The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans is not considered to be material.

	As of June 30, 2021			As of December 31, 2020
	Recorded	Recorded		Recorded	Recorded
	Investment	Investment		Investment	Investment
	With No	With	Related	With No	With	Related
($ in thousands)	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance
SBA loans—real estate	$396	$—	$—	$—	$—	$—
SBA loans—non-real estate	—	—	—	—	174	87
Commercial and industrial	—	323	323	—	330	330
Total	$396	$323	$323	$—	$504	$417

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment for the three and six months ended June 30, 2021 and 2020. The difference between interest income recognized and cash basis interest recognized was immaterial.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
($ in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
SBA loans—real estate	$165	$—	$—	$—	$83	$—	$—	$—
SBA loans—non-real estate	—	—	125	2	—	—	125	4
Commercial and industrial	325	3	330	3	327	6	331	7
Total	$490	$3	$455	$5	$410	$6	$456	$11

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio segment, as of June 30, 2021 and December 31, 2020:

($ in thousands)	Nonaccrual	Loans 90 or More Days Past Due & Still Accruing	Total
As of June 30, 2021:
SBA loans—real estate	$396	$—	$396
SBA loans—non-real estate	38	—	38
Commercial and industrial	323	—	323
Total	$757	$—	$757
As of December 31, 2020:
SBA loans—non-real estate	$56	$—	$56
Commercial and industrial	330	—	330
Home mortgage	599	—	599
Total	$985	$—	$985

 Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total
As of June 30, 2021:
Commercial real estate	$—	$—	$—	$—	$686,042	$686,042
SBA—real estate	—	—	396	396	217,752	218,148
SBA—non-real estate	41	—	13	54	121,897	121,951
Commercial and industrial	—	—	—	—	102,763	102,763
Home mortgage	—	—	—	—	119,778	119,778
Consumer	—	—	—	—	1,155	1,155
	$41	$—	$409	$450	$1,249,387	$1,249,837
As of December 31, 2020:
Commercial real estate	$—	$—	$—	$—	$654,235	$654,235
SBA—real estate	—	—	—	—	136,873	136,873
SBA—non-real estate	—	—	—	—	75,651	75,651
Commercial and industrial	—	—	—	—	107,505	107,505
Home mortgage	—	—	599	599	128,084	128,683
Consumer	—	—	—	—	1,161	1,161
	$—	$—	$599	$599	$1,103,509	$1,104,108

Troubled Debt Restructurings: When, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to a borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”), the balance of which totaled $323 thousand and $330 thousand as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company has allocated $323 thousand and $330 thousand of specific reserves to the loans classified as TDRs, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications made were primarily extensions of existing payment modifications on loans when the loan was previously identified as TDRs. There were no new loans identified as TDRs during the three and six months ended June 30, 2021 or 2020. There were no payment defaults during the three and six months ended June 30, 2021, or 2020, of loans that had been modified as TDRs within the previous twelve months.

Loan payment deferrals: Through June 30, 2021, the Company has processed loan deferments for borrowers across multiple industries representing 225 loan accounts, with an aggregate loan balance of $250.7 million under the interagency guidance and Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). COVID-19 related modifications are generally not classified as TDRs due to the relief under the CARES Act and the interagency guidance, both of which the Company elected to apply. Additionally,  the Company’s election to apply the TDR relief provided by the CARES Act and the interagency guidance impacts our regulatory capital ratios as these loan modifications related to COVID-19 are not adjusted to a higher risk-weighting normally required with TDR classification.

As of June 30, 2021, 216 loans with an aggregate balance of $235.0 million, including 66 home mortgage loans with an aggregate balance of $28.5 million, have resumed regular payments.

The following table represents the loan deferment status change by loan type as of June 30, 2021:

Loan Deferment Status Change by Loan Type
	Total deferments		Payment resumed
	under the CARES Act		or paid off		Remaining deferments
($ in thousands)	as of June 30, 2021		through June 30, 2021		as of June 30, 2021
Loan Type	Number of accounts	Balance	Number of accounts	Balance	Number of accounts	Balance
Loans, excluding home mortgage and consumer loans	156	$220,522	150	$206,551	6	$13,971
Home mortgage loans	69	30,205	66	28,497	3	1,708
Total	225	$250,727	216	$235,048	9	$15,679

Paycheck Protection Program loans:  A provision in the CARES Act created the PPP, which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay expenses related to their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing applicable documentation evidencing their compliant with the terms of the program, including compliance regarding the use of funds. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020.

As of June 30, 2021, the Company had loans outstanding with a carrying value of $103.9 million, which were recorded in the SBA – non-real estate. Since the PPP’s inception through June 30, 2021, we have funded $154.5 million, and $52.7 million of principal forgiveness has been provided on qualifying PPP loans.

Credit Quality Indicators: The Company monitor credit quality by evaluating various attributes and utilize such information in the evaluation of the appropriateness of the allowance for loan losses. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For consumer loans, a credit grade is established at inception, and generally only adjusted based on performance. The Company analyzes loans individually by classifying the loans according to their credit risk. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.

The following table presents the credit risk ratings by portfolio segment as of June 30, 2021 and December 31, 2020:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
As of June 30, 2021:
Commercial real estate	$686,042	$—	$—	$—	$686,042
SBA loans—real estate	214,827	1,433	1,888	—	218,148
SBA loans—non-real estate	120,859	488	604	—	121,951
Commercial and industrial	98,105	—	4,658	—	102,763
Home mortgage	119,778	—	—	—	119,778
Consumer	1,155	—	—	—	1,155
	$1,240,766	$1,921	$7,150	$—	$1,249,837
As of December 31, 2020:
Commercial real estate	$654,235	$—	$—	$—	$654,235
SBA loans—real estate	134,815	535	1,523	—	136,873
SBA loans—non-real estate	75,453	—	198	—	75,651
Commercial and industrial	102,500	—	5,005	—	107,505
Home mortgage	128,084	—	599	—	128,683
Consumer	1,161	—	—	—	1,161
	$1,096,248	$535	$7,325	$—	$1,104,108

Note 5. Premises and equipment

The Company’s premises and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Leasehold improvements	$6,935	$6,878
Furniture and fixtures	3,334	3,307
Equipment and others	2,875	2,593
Total cost	13,144	12,778
Accumulated depreciation	(8,873)	(8,234)
Net book value	$4,271	$4,544

Total depreciation expense included in occupancy and equipment expenses was $329 thousand and $325 thousand for the three months ended June 30, 2021 and 2020, respectively, and $657 thousand and $655 thousand for the six months ended June 30, 2021 and 2020, respectively.

Note 6. Servicing Assets

The Company recognizes the right to service SBA loans for others as servicing assets when the servicing income the Company receives is more than adequate compensation. Servicing assets are accounted for using the amortization method. Under this method, the Company amortizes the servicing assets over the period of the economic life of the assets arising from estimated net servicing revenue. The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. The Servicing assets totaled $12.9 million at June 30, 2021 and $7.4 million at December 31, 2020.

Based on the results of the impairment test, there were no valuation allowance for impairment as of June 30, 2021 and December 31, 2020. The following table presents an analysis of the changes in activity for loan servicing assets during the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Beginning balance	$7,492	$6,963	$7,360	$7,024
Additions from loans sold with servicing retained	277	363	847	769
Additions from purchase of servicing rights	6,097	—	6,097	—
Amortized to expense	(963)	(354)	(1,401)	(821)
Ending balance	$12,903	$6,972	$12,903	$6,972

The fair value of the servicing assets was $15.5 million at June 30, 2021, which was determined using discount rates ranging from 4.8% to 11.9% and prepayment speeds ranging from 14.2% to 14.4%, depending on the stratification of the specific assets.

The fair value of the servicing assets was $8.2 million at June 30, 2020, which was determined using discount rates ranging from 5.4% to 11.9% and prepayment speeds ranging from 14.9% to 15.1%, depending on the stratification of the specific assets.

Note 7. Deposits

Time deposits that exceed the FDIC insurance limit of $250,000 at June 30, 2021 and December 31, 2020 were $193.7 million and $200.2 million, respectively.

The scheduled maturities of time deposits as of June 30, 2021 were as follows:

($ in thousands)	June 30, 2021
Remainder of 2021	$224,417
2022	150,950
2023	2,060
2024	1,039
2025	674
Thereafter	107
Total	$379,247

Deposits from principal officers, directors, and their affiliates as of June 30, 2021 and December 31, 2020 were $1.9 million and $1.5 million, respectively.

Note 8. Borrowing Arrangements

As of June 30, 2021, the Company did not have any borrowings from the FHLB of San Francisco, compared with $5.0 million as of December 31, 2020, which had a zero interest rate under the Recovery Advance Program to support pandemic relief. The Company had a letter of credit with the FHLB in the amount of $67.0 million to secure public deposits as of both June 30, 2021 and December 31, 2020.

The Company had available borrowings from the following institutions as of June 30, 2021:

($ in thousands)	June 30, 2021
Federal Home Loan Bank—San Francisco	$296,815
Federal Reserve Bank—San Francisco	130,765
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$527,580

The Company has pledged approximately $930.9 million and $909.2 million of loans as collateral for these lines of credit as of June 30, 2021 and December 31, 2020, respectively.

Note 9. Income Taxes

The Company’s income tax expense was $2.8 million and $972 thousand for the three months ended June 30, 2021 and 2020, and $4.8 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively. The effective income tax rate was 30.1% and 28.7% for the three months ended June 30, 2021 and 2020, and 29.6% and 27.2% for the six months ended June 30, 2021 and 2020, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2017 and for state taxing authorities for tax years prior to 2016.

There were no significant unrealized tax benefits recorded as of June 30, 2021 and 2020, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.

Note 10. Commitments and Contingencies

Off-Balance-Sheet Credit Risk: In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credits (“SBLC”s). These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. Loan commitments represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These commitments generally have fixed expiration dates or contain termination clauses in the event the customer’s credit quality deteriorates. Since many of the commitments are expected to expire without being drawn upon, the commitment amounts do not necessarily represent future funding requirements.

The Company applies the same credit underwriting criteria to extend loans and commitments to customers. Each customer’s credit worthiness is evaluated on a case-by-case basis. Collateral may be obtained based on management’s assessment of a customer’s credit. Collateral may include securities, accounts receivable, inventory, property, plant and equipment, and income producing commercial or other properties.

The following table shows the distribution of undisbursed credit-related commitments as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Loan commitments	$122,150	$75,740
Standby letters of credits	5,374	9,212
Commercial letters of credit	2,547	1,552
Total undisbursed credit related commitments	$130,071	$86,504

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships. The following table shows the Company’s investments in low-income housing partnerships, net, and related unfunded commitments as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Investments in low-income housing partnerships	$4,679	$4,932
Unfunded commitments to fund investments for low-income housing partnerships	1,967	2,154

These balances are reflected in other assets and other liabilities on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2034.

Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income and Comprehensive Income. The Company recognized amortization expense of $127 thousand and $107 thousand for the three months ended June 30, 2021 and 2020, and $254 thousand and $161 thousand for the six months ended June 30, 2021 and 2020, respectively. Additionally, the Company recognized tax credits and other benefits received from the investments in low-income housing partnerships of $114 thousand and $99 thousand for the three months ended June 30, 2021 and 2020, and $228 thousand and $149 thousand for the six months ended June 30, 2021 and 2020, respectively.

Note 11. Stock-based Compensation

The Company has three stock-based compensation plans currently in effect as of June 30, 2021, as described further below. Total compensation cost charged against income for these plans was $106 thousand and $236 thousand for the three and six months ended June 30, 2021, and total compensation cost charged against income for these plans was $358 thousand and $716 thousand for the three and six months ended June 30, 2020, respectively.

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

A summary of the transactions under the 2005 Plan for the six months ended June 30, 2021 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
($ in thousands, except per share data)	Outstanding	Price	Value
Outstanding, as of January 1, 2021	100,000	$5.77
Options granted	—	—
Options exercised	(40,000)	1.60
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2021	60,000	6.28	$227
Fully vested and expected to vest	60,000	6.28	227
Vested	60,000	$6.28	$227

Information related to the 2005 Plan for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Intrinsic value of options exercised	$42	$—	$174	$370
Cash received from option exercises	64	—	64	63
Tax benefit realized from option exercised	—	—	20	17

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan as of June 30, 2021 was 2.24 years. All stock options that are outstanding under the 2005 Plan were fully vested and exercisable as of June 30, 2021.

2010 Plan: In 2010, the Board of Directors of the Bank approved an equity incentive plan for granting stock options and restricted stock awards to key employees, officers, and non-employee directors of the Bank (the “2010 Plan”). In 2013, the 2010 Plan was amended and approved by the shareholders to increase the number of shares authorized to be issued from 1,350,000 shares of common stock to 2,500,000 shares of common stock. The 2010 Plan was assumed by the Company in 2016 at the time of the bank holding company reorganization.

The exercise prices of stock options granted under the plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. The 2010 Plan expired in August 2020 and no future grants can be made under the 2010 Plan.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. Owners of the restricted stock awards shall have all rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of stock options outstanding under the 2010 Plan for the six months ended June 30, 2021 is as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
($ in thousands, except per share data)	Outstanding	Price	Value
Outstanding, as of January 1, 2021	220,000	$7.75
Options granted	—	—
Options exercised	(10,000)	2.53
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2021	210,000	8.00	$433
Fully vested and expected to vest	210,000	8.00	433
Vested	210,000	$8.00	$433

Information related to stock options exercised under the 2010 Plan for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Intrinsic value of options exercised	$—	$89	$86	$608
Cash received from option exercises	—	—	25	242
Tax benefit realized from option exercised	—	23	—	157

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan as of June 30, 2021 was 2.76 years. All stock options that are outstanding under the 2010 Plan were fully vested and exercisable as of June 30, 2021.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the six months ended June 30, 2021 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2021	154,500	$11.66
Awards granted	—	—
Awards vested	(128,500)	12.34
Awards forfeited	—	—
Non-vested, as of June 30, 2021	26,000	$8.29	$262

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Tax benefit (provision) realized from awards vested	$(85)	$(3)	$(85)	$(3)

The Company had approximately $129 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan as of June 30, 2021. The Company expects to recognize these costs over a weighted average period of 2.42 years.

2021 Plan: In 2021, the Board of Directors of the Company approved a new equity incentive plan for granting stock options and restricted stock awards to key employees, officers, and non-employee directors of the Company and the Bank (the “2021 Plan”). The 2021 Plan was approved by the Company’s shareholders at the 2021 Annual Meeting. The number of shares authorized to be issued under the 2021 Plan was 1,500,000 shares of the Company’s common stock.

The exercise prices of stock options granted under the plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. There were no stock options granted under the 2021 Plan during the six months ended June 30, 2021.

Restricted stock awards issued under the 2021 Plan may or may not be subject to vesting provisions. Owners of the restricted stock awards shall have all rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the six months ended June 30, 2021 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2021	—	$—
Awards granted	176,793	9.90
Awards vested	(152)	9.90
Awards forfeited	—	—
Non-vested, as of June 30, 2021	176,641	$9.90	$1,777

No tax benefits or expenses were realized from restricted stock awards under the 2021 Plan for the six months ended June 30, 2021.

Note 12. Employee Benefit Plan

The Company sponsors a defined contribution plan, 401(k) profit sharing plan (the “401(k) Plan”), designed to provide retirement benefits financed by participant contributions, as well as contributions from the Company. Employees are eligible to participate in the 401(k) Plan as of the first day of the first calendar month after the date they have completed three months of service with the Company and have attained the age of 18. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $195 thousand and $176 thousand for the three months ended June 30, 2021 and 2020, respectively, $369 thousand and $356 thousand for the six months ended June 30, 2021 and 2020, respectively.

Note 13. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Assets and liabilities recorded at fair value on a recurring basis, such as AFS securities and equity investments. Additionally, from time to time, the Company records fair value adjustments on a nonrecurring basis. These nonrecurring adjustments typically involve application of lower of cost or fair value accounting and write-downs of individual assets.

The Company classify its assets and liabilities recorded at fair value as one of the following three categories and a financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities AFS: The fair values of investment securities AFS are determined by matrix pricing, which is a mathematical technique used to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management obtains the fair values of investment securities on a monthly basis from a third-party pricing service.

Other Investment: The Company has equity investment with readily determinable fair value. The fair value for the equity investment with readily determinable fair value is obtained from unadjusted quoted prices in active markets on the date of measurement and classified as Level 1.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are summarized below:

		Fair Value Measure Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2021:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$29,206	$—	$29,206	$—
Residential collateralized mortgage obligations	82,626	—	82,626	—
Other investment securities:
Mutual fund - CRA qualified	$3,738	$3,738	$—	$—

As of December 31, 2020:
U.S. Government sponsored agency securities	$1,005	$—	$1,005	$—
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$19,704	$—	$19,704	$—
Residential collateralized mortgage obligations	71,082	—	71,082	—
Other investment securities:
Mutual fund - CRA qualified	$3,773	$3,773	$—	$—

There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2021 or 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value and write-downs of individual assets.

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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measure Using
		Quoted	Significant Other	Significant
		Prices in	Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2021:
Impaired loans	$396	$—	$—	$396

As of December 31, 2020:
Impaired loans	$87	$—	$—	$87

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
As of June 30, 2021:
Impaired loans	$3	$1	$7	$(56)

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of June 30, 2021 and December 31, 2020:

	Fair Value				Weighted-
	Measurements	Valuation	Unobservable	Range of	Average of
($ in thousands)	(Level 3)	Techniques	Inputs	Inputs	Inputs (1)
As of June 30, 2021:
Impaired loans
Commercial and industrial (2)	$—	Income approach - discounted cash flows	Discount rate	3.8%	3.8%
SBA loans—real estate	$24	Market approach	Market data comparison	(30.0)% to (10.0)%	(20.6)%
SBA loans—real estate	$372	Income approach - income capitalization	Capitalization rate	12.0%	12.0%

As of December 31, 2020:
Impaired loans
Commercial and industrial (2)	$—	Income approach - discounted cash flows	Discount rate	3.8%	3.8%
SBA loans—non-real estate	$62	Income approach - discounted cash flows	Discount rate	5.3%	5.3%
SBA loans—non-real estate	$25	Market approach	Market data comparison	(3.5)% to 7.1%	2.9%

(1)	Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2021 and December 31, 2020.
(2)

Applying fair value adjustments on the impaired loan through the full specific reserve allowance of the loan carrying value resulted in a zero fair value balance as of June 30, 2021 and December 31, 2020.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet:

($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
As of June 30, 2021:
Financial Assets:
Cash and cash equivalents	$128,687	$128,687	$—	$—	$128,687
Loans held for sale	68,396	—	75,119	—	75,119
Loans receivable, net	1,231,179	—	—	1,235,981	1,235,981
Accrued interest receivable, net	3,469	11	279	3,179	3,469
Other investments:
FHLB and PCBB stock	7,195	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,903	—	—	15,457	15,457
Financial Liabilities:
Deposit	$1,434,103	$—	$1,434,482	$—	$1,434,482
Accrued interest payable	608	—	608	—	608

($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
As of December 31, 2020:
Financial Assets:
Cash and cash equivalents	$106,310	$106,310	$—	$—	$106,310
Loans held for sale	26,659	—	26,659	—	26,659
Loans receivable, net	1,084,384	—	—	1,109,217	1,109,217
Accrued interest receivable, net	3,985	7	249	3,729	3,985
Other investments:
FHLB and PCBB stock	6,233	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	7,360	—	—	9,106	9,106
Financial Liabilities:
Deposit	$1,200,090	$—	$1,200,789	$—	$1,200,789
FHLB Advances	5,000	$—	$5,000	$—	5,000
Accrued interest payable	1,021	—	1,021	—	1,021

Note 14. Regulatory Capital Matters

Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of June 30, 2021, the capital conservation buffers for the Company is 2.50%. Management believes that as of June 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Total capital (to risk-weighted assets)
Consolidated	$166,116	13.87%	N/A	N/A	N/A	N/A
Bank	163,293	13.63%	95,833	8.00%	119,791	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	151,133	12.62%	N/A	N/A	N/A	N/A
Bank	148,312	12.38%	71,875	6.00%	95,833	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	151,133	12.62%	N/A	N/A	N/A	N/A
Bank	148,312	12.38%	53,906	4.50%	77,864	6.50%
Tier 1 leverage (to average assets)
Consolidated	151,133	9.96%	N/A	N/A	N/A	N/A
Bank	148,312	9.77%	60,705	4.00%	75,882	5.00%

Note: The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

			Required for		Minimum
			Capital Adequacy		To be Considered
	Actual		Purposes		"Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total capital (to risk-weighted assets)
Consolidated	$155,287	14.81%	N/A	N/A	N/A	N/A
Bank	152,232	14.52%	83,859	8.00%	104,824	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	62,894	6.00%	83,859	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	47,171	4.50%	68,136	6.50%
Tier 1 leverage (to average assets)
Consolidated	142,147	10.55%	N/A	N/A	N/A	N/A
Bank	139,092	10.32%	53,915	4.00%	67,393	5.00%

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

	Three Months Ended
	June 30,
($ in thousands, except share data)	2021	2020
Basic
Net income	$6,379	$2,416
Undistributed earnings allocated to participating securities	(60)	(45)
Net income allocated to common shares	6,319	2,371
Weighted average common shares outstanding	15,056,484	15,072,423
Basic earnings per common share	$0.42	$0.16
Diluted
Net income allocated to common shares	$6,319	$2,371
Weighted average common shares outstanding for basic earnings per common share	15,056,484	15,072,423
Add: Dilutive effects of assumed exercises of stock options	72,967	40,195
Average shares and dilutive potential common shares	15,129,451	15,112,618
Diluted earnings per common share	$0.42	$0.16

  No stock options for shares of common stock were antidilutive for the three months ended June 30, 2021. Stock options for 212,000 shares of common stock were antidilutive for the three months ended June 30, 2020.

	Six Months Ended
	June 30,
($ in thousands, except share data)	2021	2020
Basic
Net income	$11,456	$5,715
Undistributed earnings allocated to participating securities	(112)	(106)
Net income allocated to common shares	11,344	5,609
Weighted average common shares outstanding	15,039,773	15,279,486
Basic earnings per common share	$0.75	$0.37
Diluted
Net income allocated to common shares	$11,344	$5,609
Weighted average common shares outstanding for basic earnings per common share	15,039,773	15,279,486
Add: Dilutive effects of assumed exercises of stock options	59,630	54,801
Average shares and dilutive potential common shares	15,099,403	15,334,287
Diluted earnings per common share	$0.75	$0.37

No stock options for shares of common stock were antidilutive for the six months ended June 30, 2021. Stock options for 212,000 shares of common stock were antidilutive for the six months ended June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion provides information about the results of operations, financial condition, liquidity, and capital recourses of OP Bancorp and its subsidiary bank, Open Bank. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statement and the accompanying notes presented elsewhere in this report, and the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021. When we refer to “we”, “our”, and “us”, and “the Company” in this report, we mean OP Bancorp and our subsidiary bank, Open Bank on a consolidated basis. When we refer to the “Bank” in this report, we mean our only bank subsidiary, Open Bank. References to the “holding company” refer to OP Bancorp, the parent company on a stand-alone basis.

OVERVIEW

OP Bancorp, a California corporation, is a bank holding company registered under Bank Holding Company Act of 1956, as amended, with our corporate headquarters located in Los Angeles, California. We offer commercial banking services to small and medium-sized businesses with a strong focus on the financial service needs of the Korean-American community. Through nine full service branches and four loan production offices, we provide a full range of commercial and retail banking loan and deposit products. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primarily source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and securities, and interest paid on deposits and other funding sources.

Financial Performance Summary

Noteworthy items about the Company for the second quarter of 2021 compared with the same period in 2020:

•

Completion of Loan Purchase: On May 24, 2021, the Company completed the purchase of Hana’s loan portfolio and paid approximately $97.6 million that included loans of $100.0 million at a fair value discount of $8.9 million, servicing assets of $6.1 million and accrued interest receivable of $398 thousand.

•

Net Income: Net income was $6.4 million, or $0.42 per diluted common share, up $4.0 million, or 164%. The increase was primarily due to higher net interest income and a reversal of provision for loan losses, partially offset by increases in income tax expense and noninterest expense.

•

Pre-provision Net Revenue: Non-GAAP pre-provision net revenue was $8.0 million, up $2.6 million, or 49%. The increase was mainly due to higher net interest income. For details, refer to Item 2. MD&A – Reconciliation of GAAP to Non-GAAP Financial Measures in this report.

•

Net Interest Income and Net Interest Margin: Net interest income was $14.6 million, up $3.9 million, or 37%. Net interest margin was 3.98%, up 43 basis points. The increases in net interest income and net interest margin reflected average loan growth and lower average costs of deposits.

•	Provision for Loan Losses: Provision for loan losses decreased $3.1 million, primarily due to continued improvements in the economic environment in 2021.
•

Noninterest Income: Noninterest income was $2.2 million, up $158 thousand, or 8%. The increase was primarily due to higher gains on sale of loans and service charges on deposits, partially offset by lower loan servicing fees, net of amortization.

•

Noninterest Expense and Efficiency Ratio: Noninterest expense was $8.8 million, up $1.5 million, or 20%, primarily due to higher salaries and employee benefits, and foundation donation and other contributions. Efficiency ratio was 52.30%, an improvement from 57.70%.

•	Profitability: Return on average equity of 17.10% and return on average assets of 1.68%, up from 6.97% and 0.77%, respectively.
•	Total Assets: Total assets were $1.60 billion, up $313.4 million, or 24%. The increase was primarily due to loan portfolio growth.
•

Loans: Total loans were $1.31 billion, up $262.0 million, or 25%. The increase was primarily due to the Hana loan purchase during the second quarter of 2021. Participation in the PPP and an increase in commercial real estate loans have also contributed to the growth.

•	Deposits: Deposits were $1.43 billion, up $313.4, or 28%. The increase was primarily due to growth in noninterest bearing and money market.
•

Allowance for Loan Losses: Allowance for loan losses was $14.7 million, up $1.9 million, or 15%. The increase was primarily due to loan portfolio growth and the deteriorating economic conditions during the second half of 2020 as a result of the COVID-19 pandemic, partially offset by improvements in the economic conditions in the first half of 2021.

Balance Sheet and Liquidity

Our balance sheet remained strong during second quarter 2021 with solid levels of liquidity and capital. Our total assets increased $234.6 million, or 17% from December 31, 2020 to $1.60 billion as of June 30, 2021 primarily driven by higher loans as a result of the Hana loan purchase, the origination of PPP and growth in commercial real estate in the first half of 2021.

Asset Quality

We maintained solid asset quality with low levels of nonperforming loans and net charge-offs. Nonperforming loans to gross loans of 0.06% remained low compared with 0.09% as of December 31, 2020. Net charge-offs were $27 thousand or 0.01% of average loans for the second quarter of 2021, compared with net recoveries of $28 thousand or 0.01% of average loans for the second quarter of 2020. The allowance for loan losses of $14.7 million as of June 30, 2021, decreased $665 thousand from December 31, 2020. The economic conditions, including employment and consumer spending, improved during the quarter. However, the economic outlook continues to be uncertain with the unprecedented impacts of COVID-19 pandemic. Therefore, we maintained our allowance at 1.18% of gross loans, and 19 times our nonperforming loans.

Capital

We maintained a solid capital position in the first half of 2021, with total equity of $152.0 million as of June 30, 2021, compared with $143.4 million as of December 31, 2020. Capital ratios remained strong during the quarter. Our common equity tier 1 and total risk-based ratios were 12.62% and 13.87% as of June 30, 2021, respectively, down from December 31, 2020 due to asset growth in the first half of 2021. We returned $2.1 million of capital in cash dividends to stockholders during the first half of 2021. The Company’s Board of Directors approved a 43% increase to the quarterly cash dividend to $0.10 per share, up from $0.07 per share.

CRITIAL ACCOUNTING POLICIES AND ESTIMATES

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

SELECTED FINANCIAL DATA

Financial Highlights (unaudited)
($ in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Income Statement Data:
Net interest income	$14,586	$10,648	$27,341	$21,764
(Reversal of) provision for loan losses	(1,112)	1,988	(492)	2,731
Noninterest income	2,220	2,062	5,186	4,358
Noninterest expense	8,789	7,334	16,755	15,541
Income tax expense	2,750	972	4,808	2,135
Net Income	$6,379	$2,416	$11,456	$5,715
Diluted earnings per share	$0.42	$0.16	$0.75	$0.37
Performance Ratios:
Return on average assets (annualized)	1.68%	0.77%	1.56%	0.94%
Return on average equity (annualized)	17.10%	6.97%	15.58%	8.21%
Net interest margin (annualized)	3.98%	3.55%	3.90%	3.74%
Efficiency ratio (1)	52.30%	57.70%	51.51%	59.49%

(1)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

Financial Highlights (unaudited)
($ in thousands, except per share data)	As of
	June 30,	December 31,
	2021	2020
Balance Sheet Data:
Total loans (1)	$1,314,262	$1,126,395
Total deposits	$1,434,103	1,200,090
Total assets	$1,601,460	1,366,826
Shareholders’ equity	$151,962	143,366
Credit Quality:
Nonperforming loans	$757	$985
Nonperforming assets	$757	$985
Quarterly net charge-offs to average gross loans (annualized)	0.01%	0.00%
Nonperforming assets to gross loans plus OREO	0.06%	0.09%
Allowance for loan losses to nonperforming loans	1,940%	1,558%
Allowance for loan losses to gross loans	1.18%	1.40%
Financial Ratios:
Total risk-based capital ratio	13.87%	14.81%
Tier 1 risk-based capital ratio	12.62%	13.56%
Common equity tier 1 ratio	12.62%	13.56%
Leverage ratio	9.96%	10.55%
Book value per common share	$10.04	$9.55

(1)	Includes loans held for sale.

COVID-19 AND GOVERNMENT RESPONSE

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the local, state, national and global economies. It has caused significant economic and financial disruption that have adversely affected or otherwise impacted our businesses. The COVID-19 has not yet been globally contained and the number of cases continues to increase in many locations, including in the United States in which we operate. During the course of the continuing pandemic, there have been varying governmental and other responses to slow or control the spread of the COVID-19 and to mitigate the adverse impact of the COVID-19, such as stay at home orders, restrictions on business activities, health and safety guidelines, economic relief for individuals and businesses, and monetary policy measures, such responses have met varying degrees of success, and it remains uncertain whether these actions will be successful in a sustained manner. We cannot predict at this time the scope and duration of the pandemic.

Despite the continuing challenges in recent months, there has been some improvement in the economic environment and resilience in the markets in which we operate. With the seemingly wider availability and distribution of vaccinations and the easing of some restrictions in the United States, we have seen steps towards broader containment. However, there still remains much uncertainty around containment of the pandemic, which will depend on various factors, including but not limited to, the extent and spread of variants of the virus; efficacy of vaccines; and government and other actions to mitigate the spread of COVID-19.

Through the COVID-19 pandemic, the Company was able to react quickly to these changes because of the commitment and flexibility of its workforce coupled with a well-prepared business continuity plan. The Company has taken various steps to help our customers, employees, and communities, while maintaining safe and sound banking operations. The Company has been assisting customers with loan deferrals and the PPP loans and has provided employees remote working environment while maintaining fully functioning operations in all areas.

Loan Payment Deferrals

In early 2020, we began providing payment deferrals of up to 12 months for our commercial and consumer borrowers who had been adversely impacted by the COVID-19 pandemic and had not been delinquent over 30 days on payments at the time of the borrowers’ deferral requests. For the loans modified under this program, in accordance with the provisions of Section 4013 of the CARES Act and the interagency statement issued by bank regulatory agencies, we elected to not apply troubled debt structuring classification who were current as of December 31, 2019. Through June 30, 2021, the Company has processed loan deferments for borrowers across multiple industries representing 225 loan accounts, with an aggregate loan balance of $250.7 million under the interagency guidance and Section 4013 of the CARES Act. As of June 30, 2021, total outstanding balance of remaining in deferment status balance was $15.7 million and represented 1.2% of the total portfolio, down from 2.7% as of December 31, 2020.

The following tables summarizes loan portfolio breakdown by industry and loan deferment as of June 30, 2021:

Loan Portfolio Breakdown by Industry
Excluding Home mortgage and consumer loans
($ in thousands)	As of June 30, 2021
Industry	Number of accounts	% of total	Balance	% of total
Hotel / motel	304	7.7%	$195,816	16.4%
Personal and laundry services	253	6.4	27,148	2.3
Wholesale	366	9.3	75,391	6.3
Food services / restaurant	524	13.4	60,242	5.0
Real estate lessor	247	6.3	395,194	33.1
Gas station	268	6.8	184,140	15.4
Other	1,962	50.0	255,860	21.4
Total (1)	3,924	100.0%	$1,193,791	100.0%

(1)	Includes loans held for sale.

Loan Deferment Summary by Industry
Excluding Home mortgage and consumer loans
($ in thousands)	As of June 30, 2021
Industry	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Hotel / motel	3	50.0%	1.0%	$11,903	85.2%	6.1%
Personal and laundry services	1	16.7	0.4	959	6.9	3.5
Wholesale	1	16.7	0.3	480	3.4	0.6
Other	1	16.7	0.1	629	4.5	0.2
Total	6	100.0%	0.2%	$13,971	100.0%	1.2%

Loan Deferment Summary by Loan Type
($ in thousands)	As of June 30, 2021
Loan Type	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Real estate loans	5	55.6%	1.3%	$13,491	86.0%	2.0%
C & I loans	1	11.1	0.4	480	3.1	0.5
Loans, excluding home mortgage and consumer loans	6	66.7	0.2	13,971	89.1	1.2
Home mortgage loans	3	33.3	1.0	1,708	10.9	1.4
Total	9	100.0%	0.2%	$15,679	100.0%	1.2%

Loan Deferment Status Change by Loan Type
	Total deferments		Payment resumed
	under the CARES Act		or paid off		Remaining deferments
($ in thousands)	as of June 30, 2021		through June 30, 2021		as of June 30, 2021
Loan Type	Number of accounts	Balance	Number of accounts	Balance	Number of accounts	Balance
Loans, excluding home mortgage and consumer loans	156	$220,522	150	$206,551	6	$13,971
Home mortgage loans	69	30,205	66	28,497	3	1,708
Total	225	$250,727	216	$235,048	9	$15,679

Paycheck Protection Program

Beginning in April 2020, we accepted applications under the PPP administered by the SBA under the CARES Act, as amended by the Economic Aid Act enacted on December 27, 2020 and have originated loans to qualified small businesses. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. To the extent not forgiven, loans are subject to terms of the program. Since the PPP’s inception through June 30, 2021, we have funded $154.5 million, and $52.7 million of principal forgiveness has been provided on qualifying PPP loans. As of June 30, 2021, there were unamortized net deferred fees and unaccreted discounts of $3.9 million to be recognized over the estimated life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period.

RESULFS OF OPERATIONS

Comparison for the Second Quarter of 2021 and 2020

The following discussion of our results of operations compares the second quarter of 2021 to the same quarter in 2020.

Second quarter 2021 net income was $6.4 million, or $0.42 per diluted common share, compared with second quarter 2020 net income of $2.4 million, or $0.16 per diluted common share, an increase of $4.0 million, or 164.0% in net income. The increase was primarily due to a $3.9 million increase in net interest income and a $3.1 million decrease in provision for loan losses, partially offset by a $1.8 million increase in income tax expense and a $1.5 million increase in noninterest expense.

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

	Three Months Ended June 30,
	2021			2020
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest-earning assets:
Federal Funds sold and other investments (1)	$117,605	$160	0.54%	$100,083	$90	0.36%
Securities available for sale	108,960	218	0.80	60,544	281	1.86
Total investments	226,565	378	0.67	160,627	371	0.92
Real estate loans	670,224	7,725	4.62	638,359	7,500	4.73
SBA loans	346,702	4,816	5.57	190,042	2,615	5.53
C & I loans	101,362	983	3.89	93,633	920	3.95
Home mortgage loans	122,588	1,431	4.67	119,998	1,476	4.92
Consumer & other loans	1,182	16	5.30	2,912	38	5.28
Total loans (2)	1,242,058	14,971	4.83	1,044,944	12,549	4.83
Total earning assets	1,468,623	15,349	4.19	1,205,571	12,920	4.31
Noninterest-earning assets	49,687			49,837
Total assets	$1,518,310			$1,255,408

Interest-bearing liabilities:
Money market deposits and others	$366,922	$281	0.31%	$304,941	$483	0.64%
Time deposits	366,603	482	0.53	426,645	1,789	1.69
Total interest-bearing deposits	733,525	763	0.42	731,586	2,272	1.25
Borrowings	3,025	—	0.00	3,959	—	0.00
Total interest-bearing liabilities	736,550	763	0.42	735,545	2,272	1.24
Noninterest-bearing liabilities:
Noninterest-bearing deposits	615,385			362,779
Other noninterest-bearing liabilities	17,115			18,362
Total noninterest-bearing liabilities	632,500			381,141
Shareholders’ equity	149,260			138,722
Total liabilities and shareholders’ equity	$1,518,310			$1,255,408
Net interest income / interest rate spreads		$14,586	3.77%		$10,648	3.07%
Net interest margin			3.98%			3.55%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$1,348,910	$763	0.23%	$1,094,365	$2,272	0.83%
Total funding liabilities / cost of funds	$1,351,935	$763	0.23%	$1,098,324	$2,272	0.83%

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

	Three Months Ended June 30,
	2021 over 2020
	Change due to:
($ in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$19	$51	$70
Securities available for sale	151	(214)	(63)
Total investments	170	(163)	7
Real estate loans	393	(168)	225
SBA loans	2,182	19	2,201
C & I loans	77	(14)	63
Home mortgage loans	31	(76)	(45)
Consumer & other loans	(22)	-	(22)
Total loans	2,661	(239)	2,422
Total earning assets	2,831	(402)	2,429

Money market deposits and others	84	(286)	(202)
Time deposits	(223)	(1,084)	(1,307)
Total interest-bearing deposits	(139)	(1,370)	(1,509)
Borrowings	—	—	—
Total interest-bearing liabilities	(139)	(1,370)	(1,509)
Net interest income	$2,970	$968	$3,938

Net interest income increased $3.9 million, or 37.0%, to $14.6 million for the second quarter of 2021 from $10.6 million for the same period in 2020, primarily due to higher average loan balance and lower average cost of deposits.

Interest and fees on loans was $15.0 million for the second quarter of 2021, compared with $12.5 million for the same period in 2020, an increase of $2.4 million, or 19.3%. The increase was primarily due to average loan growth. For the second quarter of 2021, average loans increased $197.1 million, or 18.9%, to $1.24 billion from $1.04 billion for the same period in 2020, primarily due to the Hana loan purchase and organic growth in PPP and real estate loans. The average yield on loans remained flat at 4.83%.

Average interest-earning assets increased $263.1 million, or 21.8%, to $1.47 billion for the second quarter of 2021 from $1.21 billion for the same period in 2020. For the second quarter of 2021, average yield on interest-earning assets decreased 12 basis points to 4.19% from 4.31% for the same period in 2020.

Interest expense was $763 thousand for the second quarter of 2021, compared with $2.3 million for the same period in 2020, a decrease of $1.5 million, or 66.4%, primarily due to continued downward adjustments in deposit rates and changes in deposit mix.

Average cost of interest-bearing liabilities decreased 82 basis points to 0.42% for the second quarter of 2021 from 1.24% for the same period in 2020. The decrease in the average cost of interest-bearing liabilities primarily reflected the impact of lower interest rates and changes in deposit mix. Deposits are an importance source of funds and impact both net interest income and net interest margin. Average noninterest-bearing deposits increased $252.6 million, or 69.6%, to $615.4 million for the second quarter of 2021, compared with $362.8 million for the same period in 2020. The increase in average noninterest-bearing deposits was primarily driven by customers’ preferences for liquidity given the economic uncertainty associated with the COVID-19 pandemic, as well as PPP funds held in deposit accounts. Average interest-bearing liabilities increased $1.0 million, or 0.1%, to $736.6 million for the second quarter of 2021 compared with $735.5 million for the same period in 2020.

The net interest spread and net interest margin for the second quarter of 2021, were 3.77% and 3.98%, respectively, compared with 3.07% and 3.55%, respectively, for the same period in 2020. Excluding the impact of the Hana loan purchase, adjusted net interest margin was 3.85% for the second quarter of 2021. For details, refer to Item 2. MD&A – Reconciliation of GAAP to Non-GAAP Financial Measures in this report on Form 10-Q.

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

The Company recorded a reversal of its provision for loan losses of $1.1 million for the second quarter of 2021, compared with a provision for loan losses of $2.0 million for the same period in 2020, a decrease of $3.1 million, or 155.9%. The decrease was driven by continued improvements in the economic environment during the second quarter of 2021. The reversal of the provision for loan losses of $1.1 million included a $487 thousand reversal of provision for uncollectible accrued interest receivable for the second quarter of 2021. There was no provision for uncollectible accrued interest receivable for the second quarter of 2020.

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

Noninterest income for the second quarter of 2021 increased $158 thousand, or 7.7%, to $2.2 million compared with $2.1 million for the same period in 2020, primarily due to higher gains on sale of loans and service charges on deposits, partially offset by lower loan servicing fees, net of amortization.

The following table sets forth the various components of our noninterest income for the second quarter of 2021 and 2020:

	Three Months Ended June 30,
($ in thousands)	2021	2020	Increase (Decrease)
Noninterest income:
Service charges on deposits	$393	$298	$95
Loan servicing fees, net of amortization	302	514	(212)
Gain on sale of loans	1,210	936	274
Other income	315	314	1
Total noninterest income	$2,220	$2,062	$158

Gain on sale of loans was $1.2 million, an increase of $274 thousand from the same period in 2020. The increase was mainly driven by higher sales premiums. The Company sold $10.6 million in SBA loans at an average premium of 11.48%, compared with the sale of $14.9 million at an average premium of 7.94% for the same period in 2020.

Service charges on deposits were $393 thousand, an increase of $95 thousand from the same period in 2020. The increase was primarily due to increases in account analysis fees and wire fees.

Loan servicing fees, net of amortization, were $302 thousand, a decrease of $212 thousand from the same period in 2020. The decrease was primarily due to higher amortization of servicing assets associated with loan payoffs, partially offset by higher servicing fee income resulting from purchased loans. Servicing fee income, net of amortization, from the Hana loan purchase was $27 thousand.

Noninterest Expense

Noninterest expense for the second quarter of 2021 was $8.8 million compared with $7.3 million for the same period in 2020, an increase of $1.5 million, or 19.9%. The increase was primarily attributable to higher salaries and employee benefits, and foundation and other contributions.

The following table sets forth the major components of our noninterest expense for the second quarter of 2021 and 2020:

	Three Months Ended June 30,
($ in thousands)	2021	2020	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$5,307	$4,347	$960
Occupancy and equipment	1,234	1,241	(7)
Data processing and communication	467	414	53
Professional fees	303	276	27
FDIC insurance and regulatory assessments	123	117	6
Promotion and advertising	176	163	13
Directors' fees and stock-based compensation	128	223	(95)
Foundation donation and other contributions	640	245	395
Other expenses	411	308	103
Total noninterest expense	$8,789	$7,334	$1,455

Salaries and employee benefits were $5.3 million, an increase of $960 thousand from the same period in 2020. The increase was primarily attributable to higher SBA incentive expense and an increase in the number of employees to support continued growth of the Company. The average number of full-time equivalent employees was 179.3 for the second quarter of 2021, compared to 171.3 for the same period in 2020.

Foundation donation and other contributions were $640 thousand, an increase of $395 thousand from the same period in 2020. The increase was primarily due to higher donation accruals for Open Stewardship Foundation as a result of higher net income compared with the same period in 2020.

Income Tax Expense

Income tax expense was $2.8 million and $972 thousand for the second quarter of 2021 and 2020, respectively. The effective income tax rate increased to 30.1% for the second quarter of 2021 compared with 28.7% for the same period in 2020, primarily due a tax provision related to restricted stock awards vested in the second quarter of 2021.

Comparison for the first half of 2021 and 2020

The following discussion of our results of operations compares the first half of 2021 to the same period in 2020.

For the first half of 2021, net income was $11.5 million, or $0.75 per diluted common share, compared with $5.7 million, or $0.37 per diluted common share for the same period in 2020, an increase of $5.7 million, or 100.5%. The increase was primarily due to a $5.6 million increase in net interest income and a $3.2 million decrease in provision for loan losses, partially offset by a $2.7 million increase in income tax expense and a $1.2 million increase in noninterest expense.

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

	Six Months Ended June 30,
	2021			2020
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest-earning assets:
Federal Funds sold and other investments (1)	$108,528	$272	0.50%	$89,169	$422	0.94%
Securities available for sale	101,000	454	0.90	57,595	600	2.08
Total investments	209,528	726	0.69	146,764	1,022	1.39
Real estate loans	661,907	15,191	4.63	636,161	15,698	4.96
SBA loans	307,787	8,096	5.30	164,471	5,282	6.46
C & I loans	108,803	2,055	3.81	97,160	2,197	4.55
Home mortgage loans	124,135	2,882	4.64	120,883	2,990	4.95
Consumer & other loans	1,184	31	5.24	2,843	76	5.40
Total loans (2)	1,203,816	28,255	4.73	1,021,518	26,243	5.16
Total earning assets	1,413,344	28,981	4.13	1,168,282	27,265	4.69
Noninterest-earning assets	51,024			49,012
Total assets	$1,464,368			$1,217,294

Interest-bearing liabilities:
Money market deposits and others	$351,943	$551	0.32%	$301,071	$1,440	0.96%
Time deposits	364,216	1,089	0.60	429,208	4,061	1.90
Total interest-bearing deposits	716,159	1,640	0.46	730,279	5,501	1.51
Borrowings	4,007	—	0.00	2,002	—	0.00
Total interest-bearing liabilities	720,166	1,640	0.46	732,281	5,501	1.51
Noninterest-bearing liabilities:
Noninterest-bearing deposits	580,134			327,616
Other noninterest-bearing liabilities	16,991			18,142
Total noninterest-bearing liabilities	597,125			345,758
Shareholders’ equity	147,077			139,255
Total liabilities and shareholders’ equity	$1,464,368			$1,217,294
Net interest income / interest rate spreads		$27,341	3.67%		$21,764	3.18%
Net interest margin			3.90%			3.74%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$1,296,293	$1,640	0.26%	$1,057,895	$5,501	1.05%
Total funding liabilities / cost of funds	$1,300,300	$1,640	0.25%	$1,059,897	$5,501	1.04%

(1)	Includes income and average balances for FHLB and PCBB stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Average loan balances include non-accrual loans and loans held for sale.

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

	Six Months Ended June 30,
	2021 over 2020
	Change due to:
($ in thousands)	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$77	$(227)	$(150)
Securities available for sale	304	(450)	(146)
Total investments	381	(677)	(296)
Real estate loans	602	(1,109)	(507)
SBA loans	3,915	(1,101)	2,814
C & I loans	245	(387)	(142)
Home mortgage loans	79	(187)	(108)
Consumer & other loans	(44)	(1)	(45)
Loans	4,797	(2,785)	2,012
Total earning assets	5,178	(3,462)	1,716

Money market deposits and others	208	(1,097)	(889)
Time deposits	(539)	(2,433)	(2,972)
Total interest-bearing deposits	(331)	(3,530)	(3,861)
Borrowings	—	—	—
Total interest-bearing liabilities	(331)	(3,530)	(3,861)

Net interest income	$5,509	$68	$5,577

Net interest income increased $5.6 million, or 25.6%, to $27.3 million for the first half of 2021 from $21.8 million for the same period in 2020, primarily due to higher average loan balance and lower average cost of deposits, partially offset by lower average yield on loans.

Interest and fees on loans was $28.3 million for the first half of 2021, compared with $26.2 million for the same period in 2020, an increase of $2.0 million, or 7.7%. The increase was primarily due to average loan growth, partially offset by lower average yield on loans. For the first half of 2021, average loans increased $182.3 million, or 17.8%, to $1.20 billion from $1.02 billion for the same period in 2020, primarily due to SBA loans originations, increases in loans held for sale, and the Hana loan purchase. The average yield on loans was 4.73%, a 43 basis point decrease from 5.16% for the same period in 2020.

Average interest-earning assets increased $245.1 million, or 21.0%, to $1.41 billion for the first half of 2021 from $1.17 billion for the same period in 2020. For the first half of 2021, average yield on interest-earning assets decreased 56 basis points to 4.13% from 4.69% for the same period in 2020.

Interest expense was $1.6 million for the first half of 2021, compared with $5.5 million for the same period in 2020, a decrease of $3.9 million, or 70.2%, primarily due to continued downward adjustments in deposit rates and changes in deposit mix.

Average cost of interest-bearing liabilities decreased 105 basis points to 0.46% for the first half of 2021 from 1.51% for the same period in 2020. The decrease in the average cost of interest-bearing liabilities primarily reflected the impact of lower interest rates and changes in deposit mix. Average noninterest-bearing deposits increased $252.5 million, or 77.1%, to $580.1 million for the first half of 2021, compared with $327.6 million for the same period in 2020. The increase in average noninterest-bearing deposits was primarily driven by customers’ preferences for liquidity given the economic uncertainty associated with the COVID-19 pandemic, as well as PPP funds held in deposit accounts. Average interest-bearing liabilities decreased $12.1 million, or 1.7%, to $720.2 million for the first half of 2021 compared with $732.3 million for the same period in 2020.

The net interest spread and net interest margin for the first half of 2021, were 3.67% and 3.90%, respectively, compared with 3.18% and 3.74%, respectively, for the same period in 2020. Excluding the impact of the Hana loan purchase, adjusted net interest margin was 3.83% for the first half of 2021. For details, refer to Item 2. MD&A – Reconciliation of GAAP to Non-GAAP Financial Measures in this report on Form 10-Q.

Provision for Loan Losses

The Company recorded a reversal of its provision for loan losses of $492 thousand for the first half of 2021, compared with a provision for loan losses of $2.7 million for the same period in 2020, a decrease of $3.2 million, or 118.0%. The decrease was driven by continued improvements in the economic environment in the first half of 2021. The reversal of the provision for loan losses of $492 thousand included a $149 thousand provision for uncollectible accrued interest receivable for the first half of 2021. There was no provision for uncollectible accrued interest receivable for the same period in 2020.

Noninterest Income

Noninterest income for the first half of 2021 increased $828 thousand, or 19.0%, to $5.2 million compared with $4.4 million for the same period in 2020, primarily due to higher gains on sale of loans.

The following table sets forth the various components of our noninterest income for the first half of 2021 and 2020:

	Six Months Ended June 30,
($ in thousands)	2021	2020	Increase (Decrease)
Noninterest income:
Service charges on deposits	$748	$729	$19
Loan servicing fees, net of amortization	833	906	(73)
Gain on sale of loans	3,092	2,091	1,001
Other income	513	632	(119)
Total noninterest income	$5,186	$4,358	$828

Gain on sale of loans was $3.1 million, an increase of $1.0 million from the same period in 2020. The increase was primarily due to higher sales premiums. The Company sold $33.0 million in SBA loans at an average premium of 10.82%, compared with the sale of $32.5 million at an average premium of 8.19% for the same period in 2020.

Noninterest Expense

Noninterest expense for the first half of 2021 was $16.8 million compared with $15.5 million for the same period in 2020, an increase of $1.2 million, or 7.8%. The increase was primarily attributable to higher foundation donation and other contributions, and salaries and employee benefits.

The following table sets forth the major components of our noninterest expense for the first half of 2021 and 2020:

	Six Months Ended June 30,
($ in thousands)	2021	2020	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$9,969	$9,418	$551
Occupancy and equipment	2,469	2,471	(2)
Data processing and communication	915	823	92
Professional fees	617	549	68
FDIC insurance and regulatory assessments	255	222	33
Promotion and advertising	353	324	29
Directors' fees and stock-based compensation	244	456	(212)
Foundation donation and other contributions	1,147	575	572
Other expenses	786	703	83
Total noninterest expense	$16,755	$15,541	$1,214

Salaries and employee benefits were $10.0 million, an increase of $551 thousand from the same period in 2020. The increase was primarily attributable to higher provision for employee compensation expense in line with higher net income, partially offset by higher deferred loan origination cost. The average number of full-time equivalent employees was 175.3 for the first half of 2021, compared with 172.2 for the same period in 2020.

Foundation donation and other contributions were $1.1 million, an increase of $572 thousand from the same period in 2020, primarily due to higher donation accruals for Open Stewardship Foundation as a result of higher net income compared with the same period in 2020.

Income Tax Expense

Income tax expense was $4.8 million and $2.1 million for the first half of 2021 and 2020, respectively. The effective income tax rate increased to 29.6% for the first half of 2021 compared with 27.2% for the same period in 2020, primarily due to lower tax benefits resulting from reduced number of exercises of non-qualified stock options during the first half of 2021 compared to the same period in 2020.

FINANCIAL CONDITION

Total assets increased $234.6 million, or 17.2%, to $1.60 billion at June 30, 2021 compared with $1.37 billion at December 31, 2020, primarily due to increases of $187.9 million, or 16.7%, in total loans, $22.4 million, or 21.0% in cash and cash equivalents, and $20.0 million, or 21.8%, in securities AFS. We funded our asset growth primarily with an increase of $234.0 million, or 19.5% in total deposits during the first half of 2021.

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

We classify our securities as either AFS or held-to-maturity at the time of purchase. Accounting guidance requires AFS securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of our AFS securities.

All securities in our investment portfolio were classified as AFS as of both June 30, 2021 and December 31, 2020. There were no held-to-maturity securities in our investment portfolio as of both June 30, 2021 and December 31, 2020. All AFS securities are carried at fair value and consist primarily of US government agencies or sponsored agency securities as of both June 30, 2021 and December 31, 2020.

Securities AFS increased $20.0 million, or 21.8%, to $111.8 million at June 30, 2021 from $91.8 million at December 31, 2020, primarily due to purchases of $39.8 million, partially offset by principal paydowns and maturity of $18.4 million for the first half of 2021. No issuer of securities AFS, other than the U.S. Government and its agencies, comprised more than 10% of our shareholders’ equity as of June 30, 2021 or December 31, 2020.

The following table summarizes the fair value of the AFS securities portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Available for sale
U.S. Government-sponsored agency securities	$-	$-	$-	$1,000	$1,005	$5
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$28,965	$29,206	$241	$19,281	$19,704	$423
Residential collateralized mortgage obligations	82,554	82,626	72	70,318	71,082	764
Total available for sale	$111,519	$111,832	$313	$90,599	$91,791	$1,192

The Company’s AFS securities are carried at fair value with changes in fair values reflected in Other comprehensive income (loss) unless a security is deemed to be other than temporary impairment (“OTTI”). Net unrealized gains on AFS securities were $313 thousand as of June 30, 2021, which declined from net unrealized gains of $1.2 million. Gross unrealized losses on AFS securities totaled $578 thousand as of June 30, 2021, compared with $57 thousand as of December 31, 2020. Of the securities with gross unrealized losses, all were U.S. government agencies or sponsored agency securities as of both June 30, 2021 and December 31, 2020. As of June 30, 2021, the Company had no intention to sell securities with unrealized losses and believed it was more-likely-than-not that it would not be required to sell such securities before recovery of their amortized cost.

The Company assesses individual securities for OTTI for each reporting period. There were no OTTI credit losses recognized in earnings for the second quarter and first half of 2021 and 2020.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2021. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2021
	Due in One Year		Due after One Year		Due after Five Years
	or Less		Through Five Years		Through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
($ in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$827	1.96%	$3,798	1.87%	$24,340	1.09%
Residential collateralized mortgage obligations	—	—%	—	—%	648	1.75%	81,906	0.69%
Total available for sale	$—	—%	$827	1.96%	$4,446	1.85%	$106,246	0.78%

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

Gross loans including net deferred costs increased $146.1 million, or 13.3%, to $1.25 billion at June 30, 2021, compared to $1.10 billion at December 31, 2020, primarily due to Hana loan purchase, originations of SBA PPP loans and organic growth in commercial real estate for the six months ended June 30, 2021. In response to the COVID-19 pandemic, the Company provided assistance to customers faced with financial difficulties by offering SBA PPP loans and also provided customers with payment relief through our loan deferment program. For more information, see MD&A — Overview – COVID-19 and Government Response in this report on Form 10-Q.

Loans — Loan purchase: On May 24, 2021, the Company completed the purchase of the Hana’s loan portfolio and paid approximately $97.6 million that included loans of $100.0 million at a fair value discount of $8.9 million, servicing assets of $6.1 million and accrued interest receivable of $398 thousand. The following table summarizes the consideration paid for the loan portfolio and the amounts of assets purchased:

($ in thousands)
Consideration
Cash	$97,631

Recognized amounts of identifiable assets purchased:
Loans (1)	$100,003
Loan discounts	(8,867)
Accrued interest receivable	398
Servicing assets	6,097
Total recognized identifiable assets	$97,631

(1)	Consists of $92.2 million of SBA loans, $6.9 million of PPP loans and $919 thousand of real estate loans.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$684,082	55%	$651,684	59%
SBA loan - real estate	217,356	17%	136,224	12%
SBA loan - non-real estate	121,395	10%	75,151	7%
Commercial and industrial	102,562	8%	107,307	10%
Home mortgage	119,319	10%	128,212	12%
Consumer	1,152	<1%	1,158	<1%
Gross loans	1,245,866	100%	1,099,736	100%
Allowance for loan losses	(14,687)		(15,352)
Net loans (1)	$1,231,179		$1,084,384

(1)	Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $(12.5) million and $(5.9) million as of June 30, 2021 and December 31, 2020, respectively.

The following tables presents the maturity distribution of our loans as of June 30, 2021 and December 31, 2020. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	As of June 30, 2021
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
($ in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Commercial real estate	$51,644	$57,352	$299,838	$144,584	$99,822	$30,842	$684,082
SBA loans - real estate	—	—	—	47	396	216,913	217,356
SBA loan - non-real estate	14,377	86	89,522	5,124	—	12,286	121,395
Commercial and industrial	131	27,489	207	40,674	23,164	10,897	102,562
Home mortgage	—	—	—	—	105,615	13,704	119,319
Consumer	—	379	—	773	—	—	1,152
Gross loans	$66,152	$85,306	$389,567	$191,202	$228,997	$284,642	$1,245,866

	As of December 31, 2020
			Due after One Year
	Due in One Year or Less		Through Five Years		Due after Five Years
		Adjustable		Adjustable		Adjustable
($ in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Commercial real estate	$58,101	$44,439	$293,045	$155,303	$74,302	$26,494	$651,684
SBA loans - real estate	—	—	—	—	—	136,224	136,224
SBA loan - non-real estate	—	11	64,906	952	—	9,282	75,151
Commercial and industrial	8,933	43,618	221	36,853	4,887	12,795	107,307
Home mortgage	—	—	—	—	114,141	14,071	128,212
Consumer	—	271	—	887	—	—	1,158
Gross loans	$67,034	$88,339	$358,172	$193,995	$193,330	$198,866	$1,099,736

Loans — Commercial Real Estate: Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services-oriented entities), SBA loans (primarily unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 81.9% of our gross loans are secured by real property as of June 30, 2021, compared to 83.3% as of December 31, 2020.

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

Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable-rate loans. Adjustable-rate loans are based on the Wall Street Journal prime rate. As of June 30, 2021, approximately 66% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of June 30, 2021, our average loan-to-value for commercial real estate loans was approximately 53%. Our commercial real estate loan portfolio totaled $684.1 million as of June 30, 2021 compared with $651.7 million as of December 31, 2020.

Loans — SBA Loans: We are designated as an SBA Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel, and service businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance.

As of June 30, 2021, our SBA portfolio totaled $338.8 million, including $103.9 million of SBA PPP loans, compared with $211.4 million, including $64.9 million of SBA PPP loans as of December 31, 2020, an increase of $127.4 million, or 60.3%. The increase was primarily due to the Hana loan purchase. During the first half of 2021, we originated $181.9 million of SBA loans, including $88.1 million of SBA PPP loans, compared with $110.0 million, including $65.0 million of SBA PPP loans during the same period in 2020. We sold $33.0 million and $32.5 million in SBA loans during the first half of 2021 and 2020, respectively.

As of June 30, 2021 and December 31, 2020, loans held for sale totaled $68.4 million and $26.7 million, respectively, and consisted of SBA loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held for investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including liquidity and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held for investment to held for sale at the lower of cost or fair value.

Loans — Commercial and Industrial: Commercial and industrial loans totaled $102.6 million at June 30, 2021, compared with $107.3 million at December 31, 2020.

Loans — Home Mortgage: We originate mainly non-qualified single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. We offer a five-year or seven-year hybrid adjustable-rate mortgage loans, which reprice annually after the initial fixed rate period. These loans are held for investment.

Home mortgage loans totaled $119.3 million at June 30, 2021, compared with $128.2 million at December 31, 2020, a decrease of $8.9 million, or 6.9%. During the first half of 2021, home mortgage loan origination of $24.8 million were more than offset by payoffs, paydowns and sales of $33.7 million. In comparison, home mortgage loan origination of $18.4 million were slightly more than offset by payoffs, paydowns and sales of $19.1 million.

Loan Servicing

As of June 30, 2021, and December 31, 2020, we serviced $658.9 million and $388.8 million, respectively, of SBA loans for others. Activities for loan servicing rights for the second quarter and first half of 2021 and 2020 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2021	2020	Increase (decrease)	2021	2020	Increase (decrease)
Beginning balance	$7,492	$6,963	$529	$7,360	$7,024	$336
Additions from loans sold with servicing retained	277	363	(86)	847	769	78
Additions from purchase of servicing rights	6,097	—	6,097	6,097	—	6,097
Amortized to expense	(963)	(354)	(609)	(1,401)	(821)	(580)
Ending balance	$12,903	$6,972	$5,931	$12,903	$6,972	$5,931

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

In cases where a borrower experiences financial difficulty and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. Interest income on impaired loans is accrued as earned unless the loan is placed on non-accrual status.

As of June 30, 2021, the allowances for loan losses amounted to $14.7 million, or 1.18% of gross loans, compared with $15.4 million, or 1.40% of gross loans and $12.8 million, or 1.22% of gross loans as of December 31, 2020 and June 30, 2020, respectively. The decrease in the first half of 2021 was largely due to continued improvements in the economic environment in the first half of 2021. The increase from June 30, 2020 was primarily due to loan portfolio growth and the deteriorating economic conditions during the second half of 2020 as a result of the COVID-19 pandemic, partially offset by improved economic conditions during the first half of 2021. Excluding the impacts of the purchased Hana loans, PPP loans and the allowance for uncollectible accrued interest receivable, adjusted allowance to gross loans ratios were 1.46%, 1.54%, and 1.30% as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively. For details, refer to Item 2. MD&A – Reconciliation of GAAP to Non-GAAP Financial Measures in this report on Form 10-Q.

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

Analysis of the Allowance for Loan Losses.

The following tables present a summary of activities in the allowance for loan losses by portfolio segment, as of and for the second quarter and first half of 2021 and 2020:

	As of and For the Three Months Ended June 30,
	2021				2020
			Net				Net
		(Reversal	(Charge-			(Reversal	(Charge-
	Beginning	of)	Offs)	Ending	Beginning	of)	Offs)	Ending
($ in thousands)	Balance	Provision (1)	Recoveries	Balance	Balance	Provision (1)	Recoveries	Balance
Commercial real estate	$8,594	$(138)	$—	$8,456	$6,210	$935	$—	$7,145
SBA loans - real estate	2,030	(33)	—	1,997	1,082	264	—	1,346
SBA loan - non-real estate	292	(37)	(27)	228	192	33	28	253
Commercial and industrial	2,331	(45)	—	2,286	1,292	628	—	1,920
Home mortgage	2,075	(371)	—	1,704	1,921	153	—	2,074
Consumer	17	(1)	—	16	51	(25)	—	26
Total	$15,339	$(625)	$(27)	$14,687	$10,748	$1,988	$28	$12,764
Gross loans (2)				$1,245,866				$1,043,506
Average gross loans (2)				1,198,890				1,035,751
Net charge-offs (recoveries) to average gross loans				0.01%				(0.01)%
Allowance for loans losses to gross loans				1.18%				1.22%

(1)

Excludes (reversal of) provision for uncollectible accrued interest receivable of $(487) thousand for the second quarter of 2021. There was no provision for uncollectible accrued interest receivable for the second quarter of 2020.

(2)	Excludes loans held for sale.

	As of and For the Six Months Ended June 30,
	2021				2020
			Net				Net
		(Reversal	(Charge-			(Reversal	(Charge-
	Beginning	of)	Offs)	Ending	Beginning	of)	Offs)	Ending
($ in thousands)	Balance	Provision (1)	Recoveries	Balance	Balance	Provision (1)	Recoveries	Balance
Commercial real estate	$8,505	$(49)	$—	$8,456	$6,000	$1,145	$—	$7,145
SBA loans - real estate	1,802	195	—	1,997	939	407	—	1,346
SBA loan - non-real estate	278	(23)	(27)	228	121	149	(17)	253
Commercial and industrial	2,563	(277)	—	2,286	1,289	631	—	1,920
Home mortgage	2,185	(481)	—	1,704	1,667	407	—	2,074
Consumer	19	(6)	3	16	34	(8)	—	26
Total	$15,352	$(641)	$(24)	$14,687	$10,050	$2,731	$(17)	$12,764
Gross loans (2)				$1,245,866				$1,043,506
Average gross loans (2)				1,169,338				1,014,244
Net charge-offs (recoveries) to average gross loans				0.00%				0.00%
Allowance for loans losses to gross loans				1.18%				1.22%

(1)

Excludes (reversal of) provision for uncollectible accrued interest receivable of $149 thousand for the first half of 2021. There was no provision for uncollectible accrued interest receivable for the first half of 2020.

(2)	Excludes loans held for sale.

The following table presents an allocation of the allowance for loan losses by portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$8,456	58%	$8,505	55%
SBA loan - real estate	1,997	14%	1,802	12%
SBA loan - non-real estate	228	1%	278	2%
Commercial and industrial	2,286	15%	2,563	17%
Home mortgage	1,704	12%	2,185	14%
Consumer	16	<1%	19	<1%
Gross loans	$14,687	100%	$15,352	100%

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, past due loans 90 days or more but still accruing, performing TDR loans, and OREO. Generally, loans are placed on nonaccrual status when they become 90 days past due or more. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued, and all unpaid accrued interest is received is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

Foreclosed assets, consisting of other real estate owned (“OREO”), are included in Other assets on the Consolidated Balance Sheet. The Company did not have any OREO property as of both June 30, 2021 and December 30, 2020.

Nonperforming loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and performing TDR loans. Nonperforming loans were $757 thousand at June 30, 2021, a decrease of $228 thousand, compared with $985 thousand at December 31, 2020.

Classified loans were $7.2 million at June 30, 2021, a decrease of $175 thousand, compared with $7.3 million at December 31, 2020 and majority of classified loans as of June 30, 2021 was secured by real estate collaterals.

The following table presents information regarding nonperforming assets as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Non-accrual loans	$757	$985
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	—	—
Total non-performing loans	757	985
Other real estate owned	—	—
Total non-performing assets	$757	$985
Nonperforming loans to gross loans	0.06%	0.09%
Nonperforming assets to total assets	0.05%	0.07%
Allowance for loan losses to non-performing loans	1,940%	1,558%

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

Total deposits reached $1.43 billion as of June 30, 2021, an increase of $234.0 million, or 19.5% from $1.20 billion as of December 31, 2020, primarily driven by core broad-based growth in noninterest-bearing, money market and time deposits. Noninterest-bearing deposits were $668.2 million or 46.6% of total deposits as of June 30, 2021, up from $522.8 million or 43.6% of total deposits as of December 31, 2020. The increase in noninterest-bearing deposits was primarily due to customers’ preferences for liquidity given the economic uncertainty associated with the COVID-19, as well as PPP funds held in deposit account.

The following tables presents the maturity distribution of time deposits as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Maturity Within:
	Three	Three to	Six to 12	After
($ in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits (more than $250,000)	$90,957	$30,760	$71,987	$—	$193,704
Time deposits ($250,000 or less)	59,503	43,197	76,513	6,330	185,543
Total time deposits	$150,460	$73,957	$148,500	$6,330	$379,247

	As of December 31, 2020
	Maturity Within:
	Three	Three to	Six to 12	After
($ in thousands)	Months	Six Months	Months	12 Months	Total
Time deposits (more than $250,000)	$107,198	$25,498	$63,818	$3,696	$200,210
Time deposits ($250,000 or less)	33,474	28,020	80,308	7,001	148,803
Total time deposits	$140,672	$53,518	$144,126	$10,697	$349,013

Borrowed Funds

Other than deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of June 30, 2021 and December 31, 2020, we had maximum borrowing capacity from the FHLB of $400.4 million and $394.0 million, respectively. The Company did not have any FHLB borrowings as of June 30, 2021, compared with $5.0 million as of December 31, 2020, which had a zero interest rate under the Recovery Advance Program to support pandemic relief.

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

Our gross loan to deposit ratio was 86.9% as of June 30, 2021, compared with 91.6% as of December 31, 2020.

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

As of June 30, 2021, we had available borrowing capacity of $296.8 million with the FHLB and $130.8 million with the FRB. Eligible loans defined in guidelines from the FHLB and FRB were pledged to the FHLB and FRB discount window as collateral. Our unsecured federal funds lines of credit with correspondent, subject to availability, totaled $100.0 million as of June 30, 2021. We also maintain relationships in the capital markets with brokers to issue certificates of deposits and money market accounts.

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action,” we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators regarding components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required us to maintain minimum amounts and various ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, referred to as the “leverage ratio.” For further information, see “Supervision and Regulation” in our 2020 Annual Report on Form 10-K.

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2021 and December 31, 2020. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of June 30, 2021 and December 31, 2020 reflected in the table below. As of June 30, 2021, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since June 30, 2021 that management believes would change this classification.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Total capital (to risk-weighted assets)
Consolidated	$166,116	13.87%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	163,293	13.63%	95,833	8.00%	119,791	10.00%	125,781	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	151,133	12.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	148,312	12.38%	71,875	6.00%	95,833	8.00%	101,822	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	151,133	12.62%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	148,312	12.38%	53,906	4.50%	77,864	6.50%	83,854	7.00%
Tier 1 leverage (to average assets)
Consolidated	151,133	9.96%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	148,312	9.77%	60,705	4.00%	75,882	5.00%	60,705	4.00%

Note: The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

							Regulatory
							Capital Ratio
							Requirements,
			Regulatory		Minimum		including fully
			Capital Ratio		To be Considered		phased in Capital
	Actual		Requirements		"Well Capitalized"		Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total capital (to risk-weighted assets)
Consolidated	$155,287	14.81%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	152,232	14.52%	83,859	8.00%	104,824	10.00%	110,065	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	62,894	6.00%	83,859	8.00%	89,101	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	47,171	4.50%	68,136	6.50%	73,377	7.00%
Tier 1 leverage (to average assets)
Consolidated	142,147	10.55%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	139,092	10.32%	53,915	4.00%	67,393	5.00%	53,915	4.00%

Note: The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

CONTRACTUAL OBLIGATIONS

The following tables contain the Company’s significant fixed and determinable contractual obligations, along with categories of payment dates as of June 30, 2021 and December 31, 2020:

	Payments Due at June 30, 2021
	Within	One to	Three to	After Five
($ in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,054,856	$—	$—	$—	$1,054,856
Time deposits	372,917	4,931	1,399	—	379,247
Operating lease commitments	2,079	3,659	1,698	777	8,213
Commitments to fund investments for low-income housing partnerships	1,334	566	22	45	1,967
Total contractual obligations	$1,431,186	$9,156	$3,119	$822	$1,444,283

	Payments Due at December 31, 2020
	Within	One to	Three to	After Five
($ in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$851,077	$—	$—	$—	$851,077
Time deposits	338,316	9,578	522	597	349,013
Operating lease commitments	2,047	3,844	2,376	956	9,223
Advanced from FHLB	5,000	—	—	—	5,000
Commitments to fund investments for low-income housing partnerships	1,042	1,036	29	47	2,154
Total contractual obligations	$1,197,482	$14,458	$2,927	$1,600	$1,216,467

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

OFF-BALANCE SHEET ARRANGEMENT

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

The following table summarized commitments as of the dates presented.

($ in thousands)	As of June 30, 2021	As of December 31, 2020
Loan commitments	$122,150	$75,740
Standby letters of credits	5,374	9,212
Commercial letters of credit	2,547	1,552
Total undisbursed credit related commitments	$130,071	$86,504

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

In addition to GAAP measures, management uses certain non-GAAP financial measures to provide supplemental information regarding the Company’s performance.

Pre-provision net revenue removes provision for loan losses and income tax expense. Management believes that this non-GAAP measure, when taken together with the corresponding GAAP financial measures (as applicable), provides meaningful supplemental information regarding our performance. This non-GAAP financial measure also facilitates a comparison of our performance to prior periods.

During the second quarter of 2021, the Company purchased 638 loans from Hana for a total purchase price of $97.6 million. The Company evaluated $100.0 million of the loans purchased in accordance with the provisions of ASC 310-20, Nonrefundable Fees and Other Costs, which were recorded with a $8.9 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the expected life of the loans using the effective yield method. Adjusted loan yield and net interest margin for the three months ended June 30, 2021 excluded the impacts of contractual interest and discount accretion of the purchased loans as management does not consider purchasing loan portfolios to be normal or recurring transactions. Management believes that presenting the adjusted average loan yield and net interest margin provide comparability to prior periods and these non-GAAP financial measures provide supplemental information regarding the Company’s performance.

Adjusted allowance to gross loans ratio removes the impacts of purchased loans, PPP loans and allowance on accrued interest receivable. Management believes that this ratio provides greater consistency and comparability between the Company’s results and those of its peer banks.

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
($ in thousands)		2021	2020	2021	2020
Interest income		$15,349	$12,920	$28,981	$27,265
Interest expense		763	2,272	1,640	5,501
Net interest income		14,586	10,648	27,341	21,764
Noninterest income		2,220	2,062	5,186	4,358
Noninterest expense		8,789	7,334	16,755	15,541
Pre-provision net revenue	(a)	$8,017	$5,376	$15,772	$10,581
Reconciliation to Net Income:
(Reversal of) provision for loan losses	(b)	(1,112)	1,988	(492)	2,731
Income tax expense	(c)	2,750	972	4,808	2,135
Net Income	(a) + (b) + (c)	$6,379	$2,416	$11,456	$5,715

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
($ in thousands)		2021	2020	2021	2020
Yield on Average Loans
Interest income on loans		$14,971	$12,549	$28,255	$26,243
Less: interest income on purchased loans		(860)	—	(860)	—
Adjusted interest income on loans	(a)	$14,111	$12,549	$27,395	$26,243

Average loans		$1,242,058	$1,044,944	$1,203,816	$1,021,518
Less: Average purchased loans		(37,526)	—	(18,867)	—
Adjusted average loans	(b)	$1,204,532	$1,044,944	$1,184,949	$1,021,518

Average loan yield (1)		4.83%	4.83%	4.73%	5.16%
Effect on average loan yield (1)		-0.13%	0.00%	-0.07%	0.00%
Adjusted average loan yield (1)	(a)/(b)	4.70%	4.83%	4.66%	5.16%

Net Interest Margin
Net interest income		$14,586	$10,648	$27,341	$21,764
Less: interest income on purchased loans		(860)	—	(860)	—
Adjusted net interest income	(c)	$13,726	$10,648	$26,481	$21,764

Average interest-earning assets		$1,468,623	$1,205,571	$1,413,344	$1,168,282
Less: Average purchased loans		(37,526)	—	(18,867)	—
Adjusted average interest-earning assets	(d)	$1,431,097	$1,205,571	$1,394,477	$1,168,282

Net interest margin (1)		3.98%	3.55%	3.90%	3.74%
Effect on net interest margin (1)		-0.13%	0.00%	-0.07%	0.00%
Adjusted net interest margin (1)	(c)/(d)	3.85%	3.55%	3.83%	3.74%

		As of
		June 30,	December 31,	June 30,
($ in thousands)		2021	2020	2020
Gross loans		$1,245,866	$1,099,736	$1,043,506
Less: Purchased loans		(88,438)	—	—
PPP loans (1)		(97,673)	(64,906)	(63,424)
Adjusted gross loans	(a)	$1,059,755	$1,034,830	$980,082

Accrued interest receivable on loans		$3,179	$3,729	$4,578
Less: Accrued interest receivable on purchased loans		(290)	—	—
Accrued interest receivable on PPP loans (2)		(461)	(445)	(115)
Add: Allowance on accrued interest receivable		792	643	—
Adjusted accrued interest receivable on loans	(b)	$3,220	$3,927	$4,463

Adjusted gross loans and accrued interest receivable	(a) + (b) = (c)	$1,062,975	$1,038,757	$984,545

Allowance for loan losses		$14,687	$15,352	$12,764
Add: Allowance on accrued interest receivable		792	643	—
Adjusted Allowance	(d)	$15,479	$15,995	$12,764

Adjusted allowance to gross loans ratio	(d)/(c)	1.46%	1.54%	1.30%

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2021 and December 31, 2020 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity		Economic Value of Equity Sensitivity
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
+400 basis points	15.65%	30.27%	(5.29)%	10.14%
+300 basis points	13.00%	23.87%	2.86%	12.73%
+200 basis points	9.57%	16.85%	8.11%	13.55%
+100 basis points	5.35%	8.99%	8.52%	11.14%
-100 basis points	(0.86)%	—%	(26.04)%	(20.87)%

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

On September 9, 2020, the Company announced a fourth stock repurchase program that authorizes the Company to repurchase up to 500,000 shares of its common stock. During the first quarter of 2021, the Company repurchased an aggregate of 3,830 shares at an average price of $7.5 per share. The Company did not purchase any shares during the second quarter of 2021.

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

OP Bancorp

Date: August 6, 2021	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: August 6, 2021	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer