Form 10-Q
period 2021-09-30
OP Bancorp
filed 2021-11-08
CIK 1722010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-38437
_______________________________
OP BANCORP
(Exact Name of Registrant as Specified in its Charter)
_______________________________

California	81-3114676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Wilshire Blvd., Suite 500, Los Angeles, CA	90017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (213) 892-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	OPBK	NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
As of November 3, 2021, there were 15,133,407 outstanding shares of the Registrant’s common stock.

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
These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected. These risks and uncertainties, some of which are beyond our control, include, but are not limited to:
•the uncertainties related to the coronavirus pandemic including, but not limited to, the potential adverse effect of the pandemic on the economy, our employees and customers, and our financial performance;
•the impact of the federal CARES Act and the significant additional lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program enacted thereunder, including risks to the Company with respect to the uncertain application by the Small Business Administration of new borrower and loan eligibility, forgiveness and audit criteria;
•business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers, the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•our ability to effectively execute our strategic plan and manage our growth;
•interest rate fluctuations, which could have an adverse effect on our profitability;
•liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
•continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•restraints on the ability of Open Bank to pay dividends to us, which could limit our liquidity;
•increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
•inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
•changes in our management personnel or our inability to retain, motivate and hire qualified management personnel;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;

•disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•risks related to potential acquisitions;
•political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, pandemic diseases (such as the coronavirus) or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business;
•incremental costs and obligations associated with operating as a public company;
•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
•compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
•changes in federal tax law or policy; and
•our ability to the manage the foregoing.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
OP BANCORP
CONSOLIDATED BALANCE SHEETS (unaudited)

($ in thousands, except shares)	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$188,145	$106,310
Available-for-sale debt securities, at fair value	102,535	91,791
Other investments	11,025	10,101
Loans held-for-sale	94,466	26,659
Loans receivable, net of allowance of $14,134 in 2021 and $15,352 in 2020	1,217,687	1,084,384
Premises and equipment, net	4,199	4,544
Accrued interest receivable, net of allowance of $465 in 2021 and $643 in 2020	3,931	3,985
Servicing assets	12,389	7,360
Company owned life insurance	11,070	10,879
Deferred tax assets	5,247	5,242
Operating right-of-use assets	9,270	6,786
Other assets	19,947	8,785
Total assets	$1,679,911	$1,366,826
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$713,141	$522,754
Interest bearing:
Money market and others	351,186	328,323
Time deposits greater than $250,000	209,091	200,210
Other time deposits	222,988	148,803
Total deposits	1,496,406	1,200,090
Federal Home Loan Bank advances	—	5,000
Accrued interest payable	575	1,021
Operating lease liabilities	10,703	8,429
Other liabilities	13,603	8,920
Total liabilities	1,521,287	1,223,460
Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding in 2021 and 2020	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,133,407 and 15,016,700 shares issued and outstanding in 2021 and 2020	78,718	78,657
Additional paid-in capital	8,491	8,521
Retained earnings	71,436	55,348
Accumulated other comprehensive (loss) income	(21)	840
Total shareholders’ equity	158,624	143,366
Total liabilities and shareholders' equity	$1,679,911	$1,366,826

See accompanying notes to consolidated financial statements

OP BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

($ in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$16,922	$12,581	$45,177	$38,823
Interest on available-for-sale debt securities	269	319	723	920
Other interest income	164	116	436	538
Total interest income	17,355	13,016	46,336	40,281
Interest expense
Interest on deposits	766	1,597	2,406	7,098
Total interest expense	766	1,597	2,406	7,098
Net interest income	16,589	11,419	43,930	33,183
(Reversal of) provision for loan losses	(884)	1,399	(1,376)	4,130
Net interest income after (reversal of) provision for loan losses	17,473	10,020	45,306	29,053

NONINTEREST INCOME
Service charges on deposits	409	334	1,157	1,063
Loan servicing fees, net of amortization	599	583	1,432	1,489
Gain on sale of loans	2,188	1,813	5,280	3,904
Other income	346	291	859	923
Total noninterest income	3,542	3,021	8,728	7,379
NONINTEREST EXPENSE
Salaries and employee benefits	5,724	5,086	15,693	14,505
Occupancy and equipment	1,326	1,266	3,795	3,737
Data processing and communication	448	424	1,363	1,247
Professional fees	308	287	925	836
FDIC insurance and regulatory assessments	146	112	401	334
Promotion and advertising	175	81	528	405
Directors’ fees	183	147	427	603
Foundation donation and other contributions	842	360	1,989	935
Other expenses	367	224	1,153	926
Total noninterest expense	9,519	7,987	26,274	23,528
INCOME BEFORE INCOME TAX EXPENSE	11,496	5,054	27,760	12,904
INCOME TAX EXPENSE	3,246	1,459	8,054	3,594
NET INCOME	$8,250	$3,595	$19,706	$9,310
EARNINGS PER SHARE - BASIC	$0.54	$0.23	$1.29	$0.60
EARNINGS PER SHARE - DILUTED	$0.54	$0.23	$1.29	$0.60
Other comprehensive (loss)/income:
Change in unrealized (losses)/gains on securities available-for-sale	(343)	57	(1,222)	1,120
Tax effect	102	(17)	361	(331)
Total other comprehensive (loss)/income	(241)	40	(861)	789
COMPREHENSIVE INCOME	$8,009	$3,635	$18,845	$10,099

See accompanying notes to consolidated financial statements

OP BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

($ in thousands, except shares)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance at July 1, 2020	15,068,030	$79,925	$8,218	$50,056	$937	$139,136
Net income	—	—	—	3,595	—	3,595
Other comprehensive income (loss)	—	—	—	—	40	40
Stock issued under stock-based compensation plans	116,356	—	—	—	—	—
Stock-based compensation, net	—	—	164	—	—	164
Repurchase of common stock	(58,116)	(325)	—	—	—	(325)
Cash dividends declared ($0.07 per share)	—	—	—	(1,061)	—	(1,061)
Balance at September 30, 2020	15,126,270	$79,600	$8,382	$52,590	$977	$141,549

Balance at July 1, 2021	15,133,407	$78,718	$8,324	$64,700	$220	$151,962
Net income	—	—	—	8,250	—	8,250
Other comprehensive income (loss)	—	—	—	—	(241)	(241)
Stock issued under stock-based compensation plans	—	—	—	—	—	—
Stock-based compensation, net	—	—	167	—	—	167
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared ($0.10 per share)	—	—	—	(1,514)	—	(1,514)
Balance at September 30, 2021	15,133,407	$78,718	$8,491	$71,436	$(21)	$158,624

Balance at January 1, 2020	15,703,276	$86,381	$7,524	$46,483	$188	$140,576
Net income	—	—	—	9,310	—	9,310
Other comprehensive income (loss)	—	—	—	—	789	789
Stock issued under stock-based compensation plans	268,591	305	—	—	—	305
Stock-based compensation, net	—	—	858	—	—	858
Repurchase of common stock	(845,597)	(7,086)	—	—	—	(7,086)
Cash dividends declared ($0.21 per share)	—	—	—	(3,203)	—	(3,203)
Balance at September 30, 2020	15,126,270	$79,600	$8,382	$52,590	$977	$141,549

Balance at January 1, 2021	15,016,700	$78,657	$8,521	$55,348	$840	$143,366
Net income	—	—	—	19,706	—	19,706
Other comprehensive income (loss)	—	—	—	—	(861)	(861)
Stock issued under stock-based compensation plans	120,537	89	—	—	—	89
Stock-based compensation, net	—	—	(30)	—	—	(30)
Repurchase of common stock	(3,830)	(28)	—	—	—	(28)
Cash dividends declared ($0.24 per share)	—	—	—	(3,618)	—	(3,618)
Balance at September 30, 2021	15,133,407	$78,718	$8,491	$71,436	$(21)	$158,624

See accompanying notes to consolidated financial statements

OP BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

($ in thousands)	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$19,706	$9,310
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
(Reversal of) provision for loan losses	(1,376)	4,130
Depreciation and amortization of premises and equipment	989	981
Amortization of net premiums on securities	707	337
Amortization of servicing assets	2,448	1,156
Amortization of low-income housing partnerships	405	268
Stock-based compensation	403	965
Deferred income taxes	356	(1,052)
Gain on sales of loans	(5,280)	(3,904)
Earnings on company owned life insurance	(191)	(197)
Net change in fair value of equity investment with readily determinable fair value	73	(89)
Origination of loans held for sale	(123,661)	(98,285)
Proceeds from sales of loans held for sale	59,545	61,457
Net change in:
Accrued interest receivable	631	(1,802)
Other assets	(6,935)	2,878
Accrued interest payable	(446)	(1,331)
Other liabilities	443	(1,008)
Net cash used in by operating activities	(52,183)	(26,186)
Cash flows from investing activities
Net change in loans receivable	(40,761)	(82,621)
Proceeds from matured, called, or paid-down securities available-for-sale	27,118	20,552
Purchase of loans and servicing assets	(97,631)	—
Purchase of securities available-for-sale	(39,791)	(56,703)
Purchase of FHLB stock	(963)	(685)
Purchase of premises and equipment, net	(644)	(511)
Net change in investments in low-income housing partnerships	(636)	(1,262)
Net cash used in investing activities	(153,308)	(121,230)
Cash flows from financing activities
Net change in deposits	296,316	149,453
Cash received from stock option exercises	89	305
Payment of Federal Home Loan Bank advances	(5,000)	—
Proceeds from Federal Home Loan Bank advances	—	10,000
Repurchase of common stock	(28)	(7,086)
Cash dividend paid on common stock	(3,618)	(3,203)
Payments related to tax-withholding for vested restricted stock awards	(433)	(108)
Net cash provided by financing activities	287,326	149,361
Net change in cash and cash equivalents	81,835	1,945
Cash and cash equivalents at beginning of period	106,310	85,943
Cash and cash equivalents at end of period	$188,145	$87,888
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$7,253	$4,525
Interest	2,852	8,429
Supplemental noncash disclosure:
New commitments to low-income housing partnership investments	$3,500	$3,477

See accompanying notes to consolidated financial statements

OP BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1. Business Description
OP Bancorp (the “Company”) is a California corporation whose common stock is quoted on the Nasdaq Global Market under the ticker symbol, “OPBK.” The Company was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. The Company has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, the Bank operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. The Bank’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. The Bank is operating with nine full-service branches, eight of which are located in California, in Downtown Los Angeles, Los Angeles Fashion District, Los Angeles Koreatown, Gardena, Buena Park and Santa Clara, and one full-service branch is located in Carrollton, Texas. The Bank also has four loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynwood and Seattle, Washington.
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

(1)Consists of $92.2 million of SBA loans, $6.9 million of PPP loans and $919 thousand of real estate loans.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU is a new accounting standard related to contracts or hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other reference rates that are expected to be discontinued. The new standard provides temporary optional expedients and exceptions regarding existing accounting requirements related to contractual modifications of contracts, hedging relationships, and other transactions that are affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, as subsequent amendments, which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from referent rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company adopted this guidance on a prospective basis in January 2021 and the guidance did not have a material impact on the Company’s Consolidated Financial Statements. The Company will assess the impact in conjunction with the reference rate transition as it occurs over the next two years.
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
Note 3. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of AFS debt securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$27,094	$256	$(136)	$27,214
Residential collateralized mortgage obligations	75,471	432	(582)	75,321
Total available-for-sale debt securities	$102,565	$688	$(718)	$102,535

	December 31, 2020
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Government-sponsored agency securities	$1,000	$5	$—	$1,005
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$19,281	$430	$(7)	$19,704
Residential collateralized mortgage obligations	70,318	814	(50)	71,082
Total available-for-sale debt securities	$90,599	$1,249	$(57)	$91,791

There were no sales of AFS debt securities in the three and nine months ended September 30, 2021 and 2020. The amortized cost and estimated fair value of AFS debt securities at September 30, 2021, by contractual maturity, are shown below.

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
U.S. Government agencies or sponsored agency securities:
After one year through five years	$732	$766
After five years through ten years	3,990	4,133
After ten years	97,843	97,636
Total available-for-sale debt securities	$102,565	$102,535

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss at September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale debt securities
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$20,201	$(136)	$—	$—	$20,201	$(136)
Residential collateralized mortgage obligations	47,696	(562)	2,626	(20)	50,322	(582)
Total available-for-sale debt securities	$67,897	$(698)	$2,626	$(20)	$70,523	$(718)

($ in thousands)	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale debt securities
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$3,089	$(7)	$—	$—	$3,089	$(7)
Residential collateralized mortgage obligations	13,593	(50)	—	—	13,593	(50)
Total available-for-sale debt securities	$16,682	$(57)	$—	$—	$16,682	$(57)

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
The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, the Company does not consider these securities to be OTTI as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, there were no pledged securities to secure public deposits, borrowing and letters of credit from the Federal Home Loan Bank (“FHLB”) and the Board of Governors of the Federal Reserve System (“FRB”), and for other purposes required or permitted by law. The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Federal Home Loan Bank stock	$7,005	$6,043
Pacific Coast Bankers Bank stock	190	190
Mutual fund - CRA qualified	3,734	3,773
Total other investment securities	$10,929	$10,006

The Company has equity investment in a mutual fund with readily determinable fair value of $3.7 million and $3.8 million, as of September 30, 2021 and December 31, 2020, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $14 thousand and a $73 thousand unrealized loss for the three and nine months ended September 30, 2021, respectively. In comparison, there was no unrealized gain or loss for the three months ended September 30, 2020 and $89 thousand unrealized gain for the nine months ended September 30, 2020. The unrealized gains (losses) of the mutual fund are included in Other income in the Statements of Income and Comprehensive Income.
Note 4. Loans and Allowance for Loan Losses

The following table presents the composition of the loan portfolio as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Commercial real estate	$688,430	$651,684
SBA loans—real estate	218,491	136,224
SBA loans—non-real estate (1)	85,134	75,151
Commercial and industrial	123,422	107,307
Home mortgage	115,255	128,212
Consumer	1,089	1,158
Gross loans receivable	1,231,821	1,099,736
Allowance for loan losses	(14,134)	(15,352)
Loans receivable, net (2)	$1,217,687	$1,084,384

(1)As of September 30, 2021 and December 31, 2020, SBA loans - non-real estate balances include SBA Paycheck Protection Program ("PPP") loans of $69.3 million and $64.9 million, respectively.
(2)Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $(9.6) million and $(5.9) million as of September 30, 2021 and December 31, 2020, respectively.

No loans were outstanding to related parties as of September 30, 2021 or December 31, 2020.

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Three months ended September 30, 2021
	Commercial Real Estate	SBA Loans Real Estate	SBA Loans Non- Real Estate	Commercial and Industrial	Home Mortgage	Consumer	Total
Beginning balance	$8,456	$1,997	$228	$2,286	$1,704	$16	$14,687
(Reversal of) provision for loan losses (1)	(241)	99	(35)	(332)	(46)	(2)	(557)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	3	—	—	1	4
Ending balance	$8,215	$2,096	$196	$1,954	$1,658	$15	$14,134

	Three months ended September 30, 2020
Beginning balance	$7,145	$1,346	$253	$1,920	$2,074	$26	$12,764
(Reversal of) provision for loan losses (1)	994	412	18	(5)	(15)	(5)	1,399
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1	1
Ending balance	$8,139	$1,758	$271	$1,915	$2,059	$22	$14,164

(1)Excludes (reversal of) provision for uncollectible accrued interest receivable of $(327) thousand for the three months ended September 30, 2021. There was no provision for uncollectible accrued interest receivable for the three months ended September 30, 2020.

	Nine Months Ended September 30, 2021
($ in thousands)	Commercial Real Estate	SBA Loans Real Estate	SBA Loans Non- Real Estate	Commercial and Industrial	Home Mortgage	Consumer	Total
Beginning balance	$8,505	$1,802	$278	$2,563	$2,185	$19	$15,352
(Reversal of) provision for loan losses (1)	(290)	294	(58)	(609)	(527)	(8)	(1,198)
Charge-offs	—	—	(27)	—	—	—	(27)
Recoveries	—	—	3	—	—	4	7
Ending balance	$8,215	$2,096	$196	$1,954	$1,658	$15	$14,134

	Nine Months Ended September 30, 2020
Beginning balance	$6,000	$939	$121	$1,289	$1,667	$34	$10,050
(Reversal of) provision for loan losses (1)	2,139	819	167	626	392	(13)	4,130
Charge-offs	—	—	(45)	—	—	—	(45)
Recoveries	—	—	28	—	—	1	29
Ending balance	$8,139	$1,758	$271	$1,915	$2,059	$22	$14,164

(1)Excludes (reversal of) provision for uncollectible accrued interest receivable of ($178) thousand for the nine months ended September 30, 2021. There was no provision for uncollectible accrued interest receivable for the nine months ended September 30, 2020.

The following table presents the allowance for loan losses and recorded investment by portfolio segment and impairment methodology as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Allowance for loan losses (1):
Commercial real estate	$—	$8,215	$8,215
SBA loans—real estate	109	1,987	2,096
SBA loans—non-real estate	—	196	196
Commercial and industrial	320	1,634	1,954
Home mortgage	—	1,658	1,658
Consumer	—	15	15
Total	$429	$13,705	$14,134
Loans (2):
Commercial real estate	$—	$690,391	$690,391
SBA loans—real estate	552	218,950	219,502
SBA loans—non-real estate	—	85,644	85,644
Commercial and industrial	320	123,384	123,704
Home mortgage	—	115,653	115,653
Consumer	—	1,051	1,051
Total	$872	$1,235,073	$1,235,945

	December 31, 2020
Allowance for loan losses (1):
Commercial real estate	$—	$8,505	$8,505
SBA loans—real estate	—	1,802	1,802
SBA loans—non-real estate	87	191	278
Commercial and industrial	330	2,233	2,563
Home mortgage	—	2,185	2,185
Consumer	—	19	19
Total	$417	$14,935	$15,352
Loans (2):
Commercial real estate	$—	$654,235	$654,235
SBA loans—real estate	—	136,873	136,873
SBA loans—non-real estate	174	75,477	75,651
Commercial and industrial	330	107,175	107,505
Home mortgage	—	128,683	128,683
Consumer	—	1,161	1,161
Total	$504	$1,103,604	$1,104,108

(1)Excludes allowance for uncollectible accrued interest receivable of $465 thousand and $643 thousand as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes accrued interest receivable of $4.1 million and $4.4 million as of September 30, 2021 and December 31, 2020, respectively.

The following table presents the recorded investment of individually impaired loans and the specific allowance for loan losses as of September 30, 2021 and December 31, 2020.

($ in thousands)	September 30, 2021				December 31, 2020 (1)
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
SBA loans—real estate	$786	$396	$156	$109	$—	$—	$—
SBA loans—non-real estate	—	—	—	—	—	174	87
Commercial and industrial	320	—	320	320	—	330	330
Total	$1,106	$396	$476	$429	$—	$504	$417

(1)The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans was not considered to be material.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment for the three and nine months ended September 30, 2021 and 2020. The difference between interest income recognized and cash basis interest recognized was immaterial.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
SBA loans—real estate	$540	$—	$—	$—	$450	$—	$—	$—
SBA loans—non-real estate	—	—	122	2	—	—	124	5
Commercial and industrial	322	—	330	3	326	—	331	10
Total	$862	$—	$452	$5	$776	$—	$455	$15

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio segment, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Nonaccrual	Loans 90 or More Days Past Due & Still Accruing	Total
SBA loans—real estate	$544	$—	$544
SBA loans—non-real estate	188	—	188
Commercial and industrial	320	—	320
Total	$1,052	$—	$1,052

	December 31, 2020
SBA loans—non-real estate	$56	$—	$56
Commercial and industrial	330	—	330
Home mortgage	599	—	599
Total	$985	$—	$985

Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total
Commercial real estate	$—	$—	$—	$—	$690,391	$690,391
SBA—real estate	52	396	148	596	218,906	219,502
SBA—non-real estate	213	20	162	395	85,249	85,644
Commercial and industrial	—	—	—	—	123,704	123,704
Home mortgage	—	1,056	—	$1,056	114,597	115,653
Consumer	—	—	—	—	1,051	1,051
	$265	$1,472	$310	$2,047	$1,233,898	$1,235,945

	December 31, 2020
Commercial real estate	$—	$—	$—	$—	$654,235	$654,235
SBA—real estate	—	—	—	—	136,873	136,873
SBA—non-real estate	—	—	—	—	75,651	75,651
Commercial and industrial	—	—	—	—	107,505	107,505
Home mortgage	—	—	599	599	128,084	128,683
Consumer	—	—	—	—	1,161	1,161
	$—	$—	$599	$599	$1,103,509	$1,104,108

Troubled Debt Restructurings: When, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to a borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”), the balance of which totaled $320 thousand and $330 thousand as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company has allocated $320 thousand and $330 thousand of specific reserves to the loans classified as TDRs, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.
Modifications made were primarily extensions of existing payment modifications on loans when the loan was previously identified as TDRs. There were no new loans identified as TDRs during the three and nine months ended September 30, 2021 or 2020. There were no payment defaults during the three and nine months ended September 30, 2021, or 2020, of loans that had been modified as TDRs within the previous twelve months.
Loan Payment Deferrals: Through September 30, 2021, the Company has processed loan deferments for borrowers across multiple industries representing 225 loan accounts, with an aggregate loan balance of $250.7 million under the interagency guidance and Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). COVID-19 related modifications are generally not classified as TDRs due to the relief under the CARES Act and the interagency guidance, both of which the Company elected to apply. Additionally, the Company’s election to apply the TDR relief provided by the CARES Act and the interagency guidance impacts our regulatory capital ratios as these loan modifications related to COVID-19 are not adjusted to a higher risk-weighting normally required with TDR classification.
As of September 30, 2021, 221 loans with an aggregate balance of $244.0 million, including 69 home mortgage loans with an aggregate balance of $30.2 million, have resumed regular payments.

The following table represents the loan deferment status change by loan type as of September 30, 2021:

Loan Deferment Status Change by Loan Type
	September 30, 2021
($ in thousands)	Total deferments under the CARES Act		Payment resumed or paid off		Remaining deferments
Loan Type	Number of accounts	Balance	Number of accounts	Balance	Number of accounts	Balance
Loans, excluding home mortgage and consumer loans	156	$220,522	152	$213,774	4	$6,748
Home mortgage loans	69	30,205	69	30,205	—	—
Total	225	$250,727	221	$243,979	4	$6,748

Paycheck Protection Program loans: A provision in the CARES Act created the PPP, which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay expenses related to their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing applicable documentation evidencing their compliant with the terms of the program, including compliance regarding the use of funds. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020.
As of September 30, 2021, the Company had loans outstanding with a carrying value of $69.3 million, which were recorded in the SBA – non-real estate. Since the PPP’s inception through September 30, 2021, we have funded $154.5 million, and $88.8 million of principal forgiveness has been provided on qualifying PPP loans.
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
Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable, and improbable.
Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.

The following table presents the credit risk ratings by portfolio segment as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$690,391	$—	$—	$—	$690,391
SBA loans—real estate	217,999	—	1,503	—	219,502
SBA loans—non-real estate	85,266	—	347	31	85,644
Commercial and industrial	123,384	—	320	—	123,704
Home mortgage	115,653	—	—	—	115,653
Consumer	1,051	—	—	—	1,051
	$1,233,744	$—	$2,170	$31	$1,235,945

	December 31, 2020
Commercial real estate	$654,235	$—	$—	$—	$654,235
SBA loans—real estate	134,815	535	1,523	—	136,873
SBA loans—non-real estate	75,453	—	198	—	75,651
Commercial and industrial	102,500	—	5,005	—	107,505
Home mortgage	128,084	—	599	—	128,683
Consumer	1,161	—	—	—	1,161
	$1,096,248	$535	$7,325	$—	$1,104,108

Note 5. Premises and Equipment
The Company’s premises and equipment consists of the following as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Leasehold improvements	$7,095	$6,878
Furniture and fixtures	3,377	3,307
Equipment and others	2,912	2,593
Total cost	13,384	12,778
Accumulated depreciation	(9,185)	(8,234)
Net book value	$4,199	$4,544

Total depreciation expense included in occupancy and equipment expenses was $332 thousand and $326 thousand for the three months ended September 30, 2021 and 2020, respectively, and $989 thousand and $981 thousand for the nine months ended September 30, 2021 and 2020, respectively.
Note 6. Servicing Assets
The Company recognizes the right to service SBA loans for others as servicing assets when the servicing income the Company receives is more than adequate compensation. Servicing assets are accounted for using the amortization method. Under this method, the Company amortizes the servicing assets over the period of the economic life of the assets arising from estimated net servicing revenue. The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. The Servicing assets totaled $12.4 million at September 30, 2021 and $7.4 million at December 31, 2020.

Based on the results of the impairment test, there were no valuation allowance for impairment as of both September 30, 2021 and December 31, 2020. The following table presents an analysis of the changes in activity for loan servicing assets during the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Beginning balance	$12,903	$6,972	$7,360	$7,024
Additions from loans sold with servicing retained	533	585	1,380	1,354
Additions from purchase of servicing rights	—	—	6,097	—
Amortized to expense	(1,047)	(335)	(2,448)	(1,156)
Ending balance	$12,389	$7,222	$12,389	$7,222

The fair value of the servicing assets was $15.1 million at September 30, 2021, which was determined using discount rates ranging from 3.8% to 10.0% and prepayment speeds ranging from 14.3% to 14.7%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $8.8 million at September 30, 2020, which was determined using discount rates ranging from 5.4% to 11.9% and prepayment speeds ranging from 14.5% to 14.9%, depending on the stratification of the specific assets.
Note 7. Deposits
Time deposits that exceed the FDIC insurance limit of $250,000 at September 30, 2021 and December 31, 2020 were $209.1 million and $200.2 million, respectively.

The scheduled maturities of time deposits as of September 30, 2021 were as follows:

($ in thousands)	September 30, 2021
Remainder of 2021	$127,429
2022	299,157
2023	3,132
2024	1,387
2025	768
Thereafter	206
Total	$432,079

Deposits from principal officers, directors, and their affiliates as of September 30, 2021 and December 31, 2020 were $1.8 million and $1.5 million, respectively.
Note 8. Borrowing Arrangements
As of September 30, 2021, the Company did not have any borrowings from the FHLB of San Francisco, compared with $5.0 million as of December 31, 2020, which had a zero interest rate under the Recovery Advance Program to support pandemic relief. The Company had a letter of credit with the FHLB in the amount of $67.0 million to secure public deposits as of both September 30, 2021 and December 31, 2020.

The Company had available borrowings from the following institutions as of September 30, 2021:

($ in thousands)	September 30, 2021
Federal Home Loan Bank—San Francisco	$333,351
Federal Reserve Bank—San Francisco	138,607
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$571,958

The Company has pledged approximately $906.3 million and $909.2 million of loans as collateral for these lines of credit as of September 30, 2021 and December 31, 2020, respectively.
Note 9. Income Taxes
The Company’s income tax expense was $3.2 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively, and $8.1 million and $3.6 million for the nine months ended September 30, 2021 and 2020, respectively. The effective income tax rate was 28.2% and 28.9% for the three months ended September 30, 2021 and 2020, respectively, and 29.0% and 27.9% for the nine months ended September 30, 2021 and 2020, respectively.
The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2017 and for state taxing authorities for tax years prior to 2016.
There were no significant unrealized tax benefits recorded as of September 30, 2021 and 2020, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table shows the distribution of undisbursed credit-related commitments as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Loan commitments	$147,889	$75,740
Standby letters of credits	5,514	9,212
Commercial letters of credit	757	1,552
Total undisbursed credit related commitments	$154,160	$86,504

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the Company’s investments in low-income housing partnerships, net, and related unfunded commitments as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Investments in low-income housing partnerships	$8,028	$4,932
Unfunded commitments to fund investments for low-income housing partnerships	$5,020	$2,154

These balances are reflected in other assets and other liabilities on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2035.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income and Comprehensive Income. The Company recognized amortization expense of $151 thousand and $107 thousand for the three months ended September 30, 2021 and 2020, respectively, and $405 thousand and $268 thousand for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company recognized tax credits and other benefits received from the investments in low-income housing partnerships of $190 thousand and $83 thousand for the three months ended September 30, 2021 and 2020, and $506 thousand and $230 thousand for the nine months ended September 30, 2021 and 2020, respectively.
Note 11. Stock-based Compensation
The Company has three stock-based compensation plans currently in effect as of September 30, 2021, as described further below. Total compensation cost charged against income for these plans was $167 thousand and $403 thousand for the three and nine months ended September 30, 2021, and total compensation cost charged against income for these plans was $249 thousand and $965 thousand for the three and nine months ended September 30, 2020, respectively.
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

A summary of the transactions under the 2005 Plan for the nine months ended September 30, 2021 is as follows:

($ in thousands, except per share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2021	100,000	$5.77
Options granted	—	—
Options exercised	(40,000)	1.60
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2021	60,000	6.28	$241
Fully vested and expected to vest	60,000	6.28	241
Vested	60,000	$6.28	$241

Information related to the 2005 Plan for the periods indicated is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Intrinsic value of options exercised	$—	$—	$174	$370
Cash received from option exercises	$—	$—	$64	$63
Tax benefit realized from option exercised	$—	$—	$20	$17

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan as of September 30, 2021 was 1.98 years. All stock options that are outstanding under the 2005 Plan were fully vested and exercisable as of September 30, 2021.
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

A summary of stock options outstanding under the 2010 Plan for the nine months ended September 30, 2021 is as follows:

($ in thousands, except per share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2021	220,000	$7.75
Options granted	—	—
Options exercised	(10,000)	2.53
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2021	210,000	8.00	$483
Fully vested and expected to vest	210,000	8.00	483
Vested	210,000	$8.00	$483

Information related to stock options exercised under the 2010 Plan for the periods indicated is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Intrinsic value of options exercised	$—	$—	$86	$608
Cash received from option exercises	$—	$—	$25	$242
Tax benefit realized from option exercised	$—	$—	$—	$157

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan as of September 30, 2021 was 2.50 years. All stock options that are outstanding under the 2010 Plan were fully vested and exercisable as of September 30, 2021.

A summary of the changes in the Company’s non-vested restricted stock awards under the 2010 Plan for the nine months ended September 30, 2021 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2021	154,500	$11.66
Awards granted	—	—
Awards vested	(128,500)	12.34
Awards forfeited	(5,000)	9.69
Non-vested, as of September 30, 2021	21,000	$7.95	$216

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Tax benefit (provision) realized from awards vested	$—	$24	$(85)	$21

The Company had approximately $69 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan as of September 30, 2021. The Company expects to recognize these costs over a weighted average period of 2.43 years.
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
The exercise prices of stock options granted under the plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. There were no stock options granted under the 2021 Plan during the nine months ended September 30, 2021.
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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the nine months ended September 30, 2021 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2021	—	$—
Awards granted	176,793	9.90
Awards vested	(152)	9.90
Awards forfeited	—	—
Non-vested, as of September 30, 2021	176,641	$9.90	$1,819

No tax benefits or expenses were realized from restricted stock awards under the 2021 Plan for the nine months ended September 30, 2021.

There were 1,323,207 shares available for future grants in either stock options or restricted stock awards under the 2021 Plan as of September 30, 2021. The Company had approximately $1.6 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of September 30, 2021. The Company expects to recognize these costs over a weighted average period of 3.50 years.
Note 12. Employee Benefit Plan
The Company sponsors a defined contribution plan, 401(k) profit sharing plan (the “401(k) Plan”), designed to provide retirement benefits financed by participant contributions, as well as contributions from the Company. Employees are eligible to participate in the 401(k) Plan as of the first day of the first calendar month after the date they have completed three months of service with the Company and have attained the age of 18. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $188 thousand and $170 thousand for the three months ended September 30, 2021 and 2020, respectively, $557 thousand and $526 thousand for the nine months ended September 30, 2021 and 2020, respectively.
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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	September 30, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$27,214	$—	$27,214	$—
Residential collateralized mortgage obligations	$75,321	$—	$75,321	$—
Other investment securities:
Mutual fund - CRA qualified	$3,734	$3,734	$—	$—

	December 31, 2020
U.S. Government sponsored agency securities	$1,005	$—	$1,005	$—
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$19,704	$—	$19,704	$—
Residential collateralized mortgage obligations	$71,082	$—	$71,082	$—
Other investment securities:
Mutual fund - CRA qualified	$3,773	$3,773	$—	$—

There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2021 or 2020.
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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2021 and December 31, 2020:

($ in thousands)	Fair Value Measure on a Nonrecurring Basis
	September 30, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$443	$—	$—	$443

	December 31, 2020
Impaired loans	$87	$—	$—	$87

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Impaired loans	$(106)	$—	$(99)	$(56)

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
Impaired loans:
Commercial and industrial (2)	$—	Income approach - discounted cash flows	Discount rate	3.8%	3.8%
SBA loans—real estate	$47	Market approach	Market data comparison	(13.0)% to 18.0%	(0.1)%
SBA loans—real estate	$396	Income approach - income capitalization	Capitalization rate	12.0%	12.0%

	December 31, 2020
Impaired loans:
Commercial and industrial (2)	$—	Income approach - discounted cash flows	Discount rate	3.8%	3.8%
SBA loans—non-real estate	$62	Income approach - discounted cash flows	Discount rate	5.3%	5.3%
SBA loans—non-real estate	$25	Market approach	Market data comparison	(3.5)% to 7.1%	2.9%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2021 and December 31, 2020.
(2)Applying fair value adjustments on the impaired loan through the full specific reserve allowance of the loan carrying value resulted in a zero fair value balance as of September 30, 2021 and December 31, 2020.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet:

($ in thousands)	September 30, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$188,145	$188,145	$—	$—	$188,145
Loans held for sale	$94,466	$—	$104,218	$—	$104,218
Loans receivable, net	$1,217,687	$—	$—	$1,217,597	$1,217,597
Accrued interest receivable, net	$3,931	$5	$267	$3,659	$3,931
Other investments:
FHLB and PCBB stock	$7,195	N/A	N/A	N/A	N/A
Time deposits placed	$96	$—	$96	$—	$96
Servicing assets	$12,389	$—	$—	$15,138	$15,138
Financial Liabilities:
Deposit	$1,496,406	$—	$1,497,270	$—	$1,497,270
Accrued interest payable	$575	$—	$575	$—	$575

($ in thousands)	December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$106,310	$106,310	$—	$—	$106,310
Loans held for sale	$26,659	$—	$26,659	$—	$26,659
Loans receivable, net	$1,084,384	$—	$—	$1,109,217	$1,109,217
Accrued interest receivable, net	$3,985	$7	$249	$3,729	$3,985
Other investments:
FHLB and PCBB stock	$6,233	N/A	N/A	N/A	N/A
Time deposits placed	$95	$—	$95	$—	$95
Servicing assets	$7,360	$—	$—	$9,106	$9,106
Financial Liabilities:
Deposit	$1,200,090	$—	$1,200,789	$—	$1,200,789
FHLB Advances	$5,000	$—	$5,000	$—	$5,000
Accrued interest payable	$1,021	$—	$1,021	$—	$1,021

Note 14. Regulatory Capital Matters
Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of September 30, 2021, the capital conservation buffers for the Company is 2.50%. Management believes that as of September 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well. Unrealized gain or loss on securities available-for-sale is not included in computing regulatory capital.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

($ in thousands)	September 30, 2021
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$172,873	13.81%	N/A	N/A	N/A	N/A
Bank	170,171	13.60%	100,135	8.00%	125,169	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	158,126	12.63%	N/A	N/A	N/A	N/A
Bank	155,424	12.42%	75,101	6.00%	100,135	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	158,126	12.63%	N/A	N/A	N/A	N/A
Bank	155,424	12.42%	56,326	4.50%	81,360	6.50%
Tier 1 leverage (to average assets)
Consolidated	158,126	9.75%	N/A	N/A	N/A	N/A
Bank	155,424	9.58%	64,875	4.00%	81,094	5.00%

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

($ in thousands)	December 31, 2020
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$155,287	14.81%	N/A	N/A	N/A	N/A
Bank	152,232	14.52%	83,859	8.00%	104,824	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	62,894	6.00%	83,859	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	142,147	13.56%	N/A	N/A	N/A	N/A
Bank	139,092	13.27%	47,171	4.50%	68,136	6.50%
Tier 1 leverage (to average assets)
Consolidated	142,147	10.55%	N/A	N/A	N/A	N/A
Bank	139,092	10.32%	53,915	4.00%	67,393	5.00%

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.
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

($ in thousands, except share and per share data)	Three Months Ended September 30,
	2021	2020
Basic
Net income	$8,250	$3,595
Undistributed earnings allocated to participating securities	(109)	(44)
Net income allocated to common shares	$8,141	$3,551
Weighted average common shares outstanding	15,133,407	15,148,833
Basic earnings per common share	$0.54	$0.23
Diluted
Net income allocated to common shares	$8,141	$3,551
Weighted average common shares outstanding for basic earnings per common share	15,133,407	15,148,833
Add: Dilutive effects of assumed exercises of stock options	67,206	33,900
Average shares and dilutive potential common shares	15,200,613	15,182,733
Diluted earnings per common share	$0.54	$0.23

No stock options for shares of common stock were antidilutive for the three months ended September 30, 2021. Stock options for 262 thousand shares of common stock were antidilutive for the three months ended September 30, 2020.

($ in thousands, except share and per share data)	Nine Months Ended September 30,
	2021	2020
Basic
Net income	$19,706	$9,310
Undistributed earnings allocated to participating securities	(216)	(154)
Net income allocated to common shares	$19,490	$9,156
Weighted average common shares outstanding	15,071,327	15,235,617
Basic earnings per common share	$1.29	$0.60
Diluted
Net income allocated to common shares	$19,490	$9,156
Weighted average common shares outstanding for basic earnings per common share	15,071,327	15,235,617
Add: Dilutive effects of assumed exercises of stock options	62,246	48,573
Average shares and dilutive potential common shares	15,133,573	15,284,190
Diluted earnings per common share	$1.29	$0.60

No stock options for shares of common stock were antidilutive for the nine months ended September 30, 2021. Stock options for 212 thousand shares of common stock were antidilutive for the nine months ended September 30, 2020.

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
OVERVIEW
OP Bancorp, a California corporation, is a bank holding company registered under Bank Holding Company Act of 1956, as amended, with our corporate headquarters located in Los Angeles, California. We offer commercial banking services to small and medium-sized businesses with a strong focus on the financial service needs of the Korean-American community. Through nine full-service branches and four loan production offices, we provide a full range of commercial and retail banking loan and deposit products. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primarily source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and securities, and interest paid on deposits and other funding sources.
Financial Performance Summary
Noteworthy items about the Company for the third quarter of 2021 compared with the same period in 2020:
•Net Income: Net income was $8.3 million, or $0.54 per diluted common share, up $4.7 million, or 129%. The increase was primarily due to higher net interest income and a reversal of provision for loan losses, partially offset by increases in income tax expense and noninterest expense.
•Pre-provision Net Revenue: Non-GAAP pre-provision net revenue was $10.6 million, up $4.2 million, or 64%. The increase was primarily due to higher net interest income. For details, refer to Item 2. MD&A – Reconciliation of GAAP to Non-GAAP Financial Measures in this report.
•Net Interest Income and Net Interest Margin: Net interest income was $16.6 million, up $5.2 million, or 45%. Net interest margin was 4.21%, up 55 basis points. The increases in net interest income and net interest margin reflected average loan growth and lower average costs of deposits.
•Provision for Loan Losses: Provision for loan losses decreased $2.3 million, primarily due to a continued improvement in the economic environment in 2021.
•Noninterest Income: Noninterest income was $3.5 million, up $521 thousand, or 17%. The increase was primarily due to higher gains on sale of loans.
•Noninterest Expense and Efficiency Ratio: Noninterest expense was $9.5 million, up $1.5 million, or 19%, primarily due to higher salaries and employee benefits, and foundation donation and other contributions. Efficiency ratio was 47.28%, an improvement from 55.31%.
•Profitability: Return on average equity of 21.30% and return on average assets of 2.03%, up from 10.22% and 1.11%, respectively.
•Total Assets: Total assets were $1.68 billion, up $340.1 million, or 25%. The increase was primarily due to increases in loans, and cash and cash equivalents.
•Total Loans: Total loans were $1.33 billion, up $212.1 million, or 19%. The increase was primarily due to the Hana loan purchase during the third quarter of 2021 and broad-based growth in commercial real estate and C&I loans.
•Total Deposits: Total deposits were $1.50 billion, up $326.2 million, or 28%. The increase was primarily due to growth in noninterest bearing and time deposits.
•Allowance for Loan Losses: Allowance for loan losses was $14.1 million, down $30 thousand.

Balance Sheet and Liquidity
Our balance sheet remained strong during third quarter 2021 with solid levels of liquidity and capital. Total assets increased $313.1 million, or 22.9%, to $1.68 billion at September 30, 2021 compared with $1.37 billion at December 31, 2020, primarily due to increases of $199.9 million, or 17.7%, in total loans and $81.8 million, or 77.0% in cash and cash equivalents. We funded our asset growth primarily with an increase of $296.3 million, or 24.7% in total deposits during the first nine months ended September 30, 2021.
Asset Quality
We maintained solid asset quality with low levels of nonperforming loans and net charge-offs. Nonperforming loans to gross loans as of September 30, 2021 remained flat at 0.09% from as of December 31, 2020. Net charge-offs were $20 thousand or 0.01% of average loans for the first nine months ended September 30, 2021, compared with net charge-offs of $16 thousand or 0.01% of average loans for the same period in 2020. As of September 30, 2021, the allowances for loan losses amounted to $14.1 million, or 1.15% of gross loans, compared with $15.4 million, or 1.40% of gross loans as of December 31, 2020. The decrease in the first nine months ended September 30, 2021 were primarily due to a continued improvement in the economic environment. Excluding the impacts of the purchased Hana loans, PPP loans and the allowance for uncollectible accrued interest receivable, adjusted allowance to gross loans ratios were 1.34% and 1.54%, as of September 30, 2021 and December 31, 2020, respectively. For details, refer to Item 2. MD&A – Reconciliation of GAAP to Non-GAAP Financial Measures in this report on Form 10-Q.
Capital
We maintained a solid capital position in the first nine months ended September 30, 2021, with total equity of $158.6 million as of September 30, 2021, compared with $143.4 million as of December 31, 2020. Capital ratios remained strong during the quarter. Our common equity tier 1 and total risk-based ratios were 12.63% and 13.81% as of September 30, 2021, respectively, down from December 31, 2020 due to asset growth in the first nine months ended September 30, 2021. We returned $3.6 million of capital in cash dividends to stockholders during the first nine months ended September 30, 2021. The Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, a 43% increase from $0.07 per share as of December 31, 2020.
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
Allowance for Loan Losses
The allowance for loan losses (“ALL”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the ALL when management believes the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the ALL. Management estimates the ALL balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the ALL may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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
SELECTED FINANCIAL DATA

($ in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income Statement Data:
Net interest income	$16,589	$11,419	$43,930	$33,183
(Reversal of) provision for loan losses	(884)	1,399	(1,376)	4,130
Noninterest income	3,542	3,021	8,728	7,379
Noninterest expense	9,519	7,987	26,274	23,528
Income tax expense	3,246	1,459	8,054	3,594
Net Income	$8,250	$3,595	$19,706	$9,310
Diluted earnings per share	$0.54	$0.23	$1.29	$0.60
Performance Ratios:
Return on average assets (1)	2.03%	1.11%	1.73%	1.00%
Return on average equity (1)	21.30%	10.22%	17.55%	8.88%
Net interest margin (1)	4.21%	3.66%	4.01%	3.71%
Efficiency ratio (2)	47.28%	55.31%	49.90%	58.00%

(1)Annualized.
(2)Represents noninterest expense divided by the sum of net interest income and noninterest income.

($ in thousands, except per share data)	September 30, 2021	December 31, 2020
Balance Sheet Data:
Total loans (1)	$1,326,287	$1,126,395
Total deposits	$1,496,406	$1,200,090
Total assets	$1,679,911	$1,366,826
Shareholders’ equity	$158,624	$143,366
Credit Quality:
Nonperforming loans	$1,052	$985
Nonperforming assets	$1,052	$985
Quarterly net charge-offs to average gross loans (2)	(0.00)%	0.00%
Nonperforming assets to gross loans plus OREO	0.09%	0.09%
Allowance for loan losses to nonperforming loans	1,344%	1,558%
Allowance for loan losses to gross loans	1.15%	1.40%
Financial Ratios:
Total risk-based capital ratio	13.81%	14.81%
Tier 1 risk-based capital ratio	12.63%	13.56%
Common equity tier 1 ratio	12.63%	13.56%
Leverage ratio	9.75%	10.55%
Book value per common share	$10.48	$9.55

(1)Includes loans held for sale.
(2)Annualized.

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
Loan Payment Deferrals
In early 2020, we began providing payment deferrals of up to 12 months for our commercial and consumer borrowers who had been adversely impacted by the COVID-19 pandemic and had not been delinquent over 30 days on payments at the time of the borrowers’ deferral requests. For the loans modified under this program, in accordance with the provisions of Section 4013 of the CARES Act and the interagency statement issued by bank regulatory agencies, we elected to not apply troubled debt structuring classification who were current as of December 31, 2019. Through September 30, 2021, the Company has processed loan deferments for borrowers across multiple industries representing 225 loan accounts, with an aggregate loan balance of $250.7 million under the interagency guidance and Section 4013 of the CARES Act. As of September 30, 2021, total outstanding balance of remaining in deferment status balance was $6.7 million and represented 0.5% of the total portfolio, down from 2.7% as of December 31, 2020.

The following tables summarizes loan portfolio breakdown by industry and loan deferment as of September 30, 2021:

Loan Portfolio Breakdown by Industry
Excluding Home mortgage and consumer loans
($ in thousands)	September 30, 2021
Industry	Number of accounts	% of total	Balance	% of total
Hotel / motel	279	9.3%	$205,018	16.9%
Personal and laundry services	162	5.4	25,226	2.1
Wholesale	246	8.2	70,115	5.8
Food services / restaurant	425	14.2	49,457	4.1
Real estate lessor	242	8.1	407,290	33.7
Gas station	251	8.4	189,515	15.6
Other	1,388	46.4	263,322	21.8
Total (1)	2,993	100.0%	$1,209,943	100.0%

(1)Includes loans held for sale.

Loan Deferment Summary by Industry
Excluding Home mortgage and consumer loans
($ in thousands)	September 30, 2021
Industry	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Hotel / motel	2	50.0%	0.7%	$5,311	78.7%	2.6%
Personal and laundry services	1	25.0	0.6	963	14.3	3.8
Wholesale	1	25.0	0.4	474	7.0	0.7
Total	4	100.0%	0.1%	$6,748	100.0%	0.6%

Loan Deferment Summary by Loan Type
($ in thousands)	September 30, 2021
Loan Type	Number of accounts	% of deferment	% of total loans	Balance	% of deferment	% of total loans
Real estate loans	3	75.0%	0.3%	$6,274	93.0%	0.6%
C & I loans	1	25.0	0.1	474	7.0	0.2
Loans, excluding home mortgage and consumer loans	4	100.0	0.1	6,748	100.0	0.6
Home mortgage loans	—	—	—	—	—	—
Total	4	100.0%	0.1%	$6,748	100.0%	0.5%

Loan Deferment Status Change by Loan Type
($ in thousands)	Total deferments under the CARES Act as of September 30, 2021		Payment resumed or paid off through September 30, 2021		Remaining deferments as of September 30, 2021
Loan Type	Number of accounts	Balance	Number of accounts	Balance	Number of accounts	Balance
Loans, excluding home mortgage and consumer loans	156	$220,522	152	$213,774	4	$6,748
Home mortgage loans	69	30,205	69	30,205	—	—
Total	225	$250,727	221	$243,979	4	$6,748

Paycheck Protection Program
Beginning in April 2020, we accepted applications under the PPP administered by the SBA under the CARES Act, as amended by the Economic Aid Act enacted on December 27, 2020 and have originated loans to qualified small businesses. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. To the extent not forgiven, loans are subject to terms of the program. Since the PPP’s inception through September 30, 2021, we have funded $154.5 million, and $88.8 million of principal forgiveness has been provided on qualifying PPP loans. As of September 30, 2021, there were unamortized net deferred fees and unaccreted discounts of $2.5 million to be recognized over the estimated life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period.

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the third quarter and first nine months ended September 30, 2021 to the same periods in 2020.
Net Income
Third quarter 2021 net income was $8.3 million, or $0.54 per diluted common share, compared with third quarter 2020 net income of $3.6 million, or $0.23 per diluted common share, an increase of $4.7 million, or 129.5% in net income. The increase was primarily due to a $5.2 million increase in net interest income and a $2.3 million decrease in provision for loan losses, partially offset by a $1.8 million increase in income tax expense and a $1.5 million increase in noninterest expense.
For the first nine months ended September 30, 2021, net income was $19.7 million, or $1.29 per diluted common share, compared with $9.3 million, or $0.60 per diluted common share for the same period in 2020, an increase of $10.4 million, or 111.7%. The increase was primarily due to a $10.7 million increase in net interest income and a $5.5 million decrease in provision for loan losses, partially offset by a $4.5 million increase in income tax expense and a $2.7 million increase in noninterest expense.
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

($ in thousands)	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest and Fees	Yield / Rate (1)	Average Balance	Interest and Fees	Yield / Rate (1)
Interest-earning assets:
Federal Funds sold and other investments (2)	$148,350	$164	0.44%	$93,827	$116	0.49%
Available-for-sale debt securities	109,009	269	0.99	84,869	319	1.51
Total investments	257,359	433	0.67	178,696	435	0.97
Real estate loans	678,642	7,680	4.49	630,255	7,461	4.71
SBA loans	403,279	6,835	6.72	219,183	2,719	4.94
C & I loans	107,614	1,074	3.96	89,103	847	3.78
Home mortgage loans	117,825	1,317	4.47	122,222	1,531	5.01
Consumer & other loans	978	16	6.49	1,412	23	6.43
Total loans (3)	1,308,338	16,922	5.13	1,062,175	12,581	4.72
Total earning assets	1,565,697	17,355	4.40	1,240,871	13,016	4.18
Noninterest-earning assets	57,160			52,145
Total assets	$1,622,857			$1,293,016

Interest-bearing liabilities:
Money market deposits and others	$368,507	$299	0.32%	$298,942	$394	0.52%
Time deposits	383,503	467	0.48	364,928	1,203	1.31
Total interest-bearing deposits	752,010	766	0.40	663,870	1,597	0.96
Borrowings	—	—	—	10,001	—	—
Total interest-bearing liabilities	752,010	766	0.40	673,871	1,597	0.94
Noninterest-bearing liabilities:
Noninterest-bearing deposits	696,761			460,965
Other noninterest-bearing liabilities	19,169			17,507
Total noninterest-bearing liabilities	715,930			478,472
Shareholders’ equity	154,917			140,673
Total liabilities and shareholders’ equity	$1,622,857			$1,293,016
Net interest income / interest rate spreads		$16,589	4.00%		$11,419	3.24%
Net interest margin			4.21%			3.66%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$1,448,771	$766	0.21%	$1,124,835	$1,597	0.56%
Total funding liabilities / cost of funds	$1,448,771	$766	0.21%	$1,134,836	$1,597	0.56%

($ in thousands)	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest and Fees	Yield / Rate (1)	Average Balance	Interest and Fees	Yield / Rate (1)
Interest-earning assets:
Federal Funds sold and other investments (2)	$121,947	$436	0.47%	$90,733	$538	0.78%
Available-for-sale debt securities	103,699	723	0.93	66,752	920	1.84
Total investments	225,646	1,159	0.68	157,485	1,458	1.23
Real estate loans	667,547	22,870	4.58	634,178	23,159	4.88
SBA loans	339,968	14,931	5.87	182,842	8,001	5.84
C & I loans	108,402	3,129	3.86	94,455	3,044	4.30
Home mortgage loans	122,008	4,200	4.59	121,332	4,521	4.97
Consumer & other loans	1,115	47	5.61	2,362	98	5.61
Total loans (3)	1,239,040	45,177	4.87	1,035,169	38,823	5.01
Total earning assets	1,464,686	46,336	4.23	1,192,654	40,281	4.51
Noninterest-earning assets	53,093			50,065
Total assets	$1,517,779			$1,242,719

Interest-bearing liabilities:
Money market deposits and others	$357,525	$851	0.32%	$300,356	$1,835	0.82%
Time deposits	370,715	1,555	0.56	407,625	5,263	1.72
Total interest-bearing deposits	728,240	2,406	0.44	707,981	7,098	1.34
Borrowings	2,657	—	—	4,688	—	—
Total interest-bearing liabilities	730,897	2,406	0.44	712,669	7,098	1.33
Noninterest-bearing liabilities:
Noninterest-bearing deposits	619,437			372,390
Other noninterest-bearing liabilities	17,726			17,929
Total noninterest-bearing liabilities	637,163			390,319
Shareholders’ equity	149,719			139,731
Total liabilities and shareholders’ equity	$1,517,779			$1,242,719
Net interest income / interest rate spreads		$43,930	3.79%		$33,183	3.18%
Net interest margin			4.01%			3.71%
Cost of deposits & cost of funds:
Total deposits / cost of deposits	$1,347,677	$2,406	0.24%	$1,080,371	$7,098	0.88%
Total funding liabilities / cost of funds	$1,350,334	$2,406	0.24%	$1,085,059	$7,098	0.87%

(1)Annualized.
(2)Includes income and average balances for FHLB and PCBB stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(3)Average loan balances include non-accrual loans and loans held for sale.

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

($ in thousands)	Three Months Ended September 30,
	2021 over 2020
	Change due to:
	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$29	$19	$48
Available-for-sale debt securities, at fair value	78	(128)	(50)
Total investments	107	(109)	(2)
Real estate loans	573	(354)	219
SBA loans	2,776	1,340	4,116
C & I loans	182	45	227
Home mortgage loans	(52)	(162)	(214)
Consumer & other loans	(7)	—	(7)
Total loans	3,472	869	4,341
Total earning assets	3,579	760	4,339

Money market deposits and others	59	(154)	(95)
Time deposits	43	(779)	(736)
Total interest-bearing deposits	102	(933)	(831)
Borrowings	—	—	—
Total interest-bearing liabilities	102	(933)	(831)
Net interest income	$3,477	$1,693	$5,170

($ in thousands)	Nine Months Ended September 30,
	2021 over 2020
	Change due to:
	Volume	Rate	Interest Variance
Interest earning assets:
Federal Funds sold and other investments	$97	$(199)	$(102)
Available-for-sale debt securities, at fair value	377	(574)	(197)
Total investments	474	(773)	(299)
Real estate loans	1,171	(1,460)	(289)
SBA loans	6,489	441	6,930
C & I loans	424	(339)	85
Home mortgage loans	24	(345)	(321)
Consumer & other loans	(51)	—	(51)
Loans	8,057	(1,703)	6,354
Total earning assets	8,531	(2,476)	6,055

Money market deposits and others	222	(1,206)	(984)
Time deposits	(309)	(3,399)	(3,708)
Total interest-bearing deposits	(87)	(4,605)	(4,692)
Borrowings	—	—	—
Total interest-bearing liabilities	(87)	(4,605)	(4,692)

Net interest income	$8,618	$2,129	$10,747

Comparison for the Third Quarter of 2021 and 2020
Net interest income increased $5.2 million, or 45.3%, to $16.6 million for the third quarter of 2021 from $11.4 million for the same period in 2020, primarily due to higher average loan balance and lower average cost of deposits.
Interest and fees on loans was $16.9 million for the third quarter of 2021, compared with $12.6 million for the same period in 2020, an increase of $4.3 million, or 34.5%. The increase was primarily due to average loan growth. Higher discount accretion from the Hana loan purchase and higher loan fees from PPP forgiveness have also contributed to the increase. For the third quarter of 2021, average loans increased $246.2 million, or 23.2%, to $1.31 billion from $1.06 billion for the same period in 2020, primarily due to the Hana loan purchase. The average yield on loans increased to 5.13% from 4.72%, reflecting higher SBA discount accretions from an increase in loan payoffs and the Hana loan purchase, and higher loan fees from PPP forgiveness, partially offset by the impact of lower interest rates.
Average interest-earning assets increased $324.8 million, or 26.2%, to $1.57 billion for the third quarter of 2021 from $1.24 billion for the same period in 2020. For the third quarter of 2021, average yield on interest-earning assets increased 22 basis points to 4.40% from 4.18% for the same period in 2020.
Interest expense was $766 thousand for the third quarter of 2021, compared with $1.6 million for the same period in 2020, a decrease of $831 thousand, or 52.0%, primarily due to continued downward adjustments in deposit rates and changes in deposit mix.
Average cost of interest-bearing liabilities decreased 54 basis points to 0.40% for the third quarter of 2021 from 0.94% for the same period in 2020. The decrease in the average cost of interest-bearing liabilities primarily reflected the impact of lower interest rates and changes in deposit mix. Deposits are an importance source of funds and impact both net interest income and net interest margin. Average noninterest-bearing deposits increased $235.8 million, or 51.2%, to $696.8 million for the third quarter of 2021, compared with $461.0 million for the same period in 2020. The increase in average noninterest-bearing deposits was primarily driven by customers preferences for liquidity given the economic uncertainty associated with the COVID-19 pandemic. Average interest-bearing liabilities increased $78.1 million, or 11.6%, to $752.0 million for the third quarter of 2021 compared with $673.9 million for the same period in 2020.
The net interest spread and net interest margin for the third quarter of 2021, were 4.00% and 4.21%, respectively, compared with 3.24% and 3.66%, respectively, for the same period in 2020. Excluding the impact of the Hana loan purchase, adjusted net interest margin was 3.91% for the third quarter of 2021. For details, refer to Item 2. MD&A – Reconciliation of GAAP to Non-GAAP Financial Measures in this report on Form 10-Q.
Comparison for the first nine months ended September 30, 2021 and 2020
Net interest income increased $10.7 million, or 32.4%, to $43.9 million for the first nine months ended September 30, 2021 from $33.2 million for the same period in 2020, primarily due to higher average loan balance and lower average cost of deposits, partially offset by lower average yield on loans.
Interest and fees on loans was $45.2 million for the first nine months ended September 30, 2021, compared with $38.8 million for the same period in 2020, an increase of $6.4 million, or 16.4%. The increase was primarily due to average loan growth. For the first nine months ended September 30, 2021, average loans increased $203.9 million, or 19.7%, to $1.24 billion from $1.04 billion for the same period in 2020, primarily due to the Hana loan purchase and PPP originations. The average yield on loans was 4.87%, a 14 basis point decrease from 5.01% for the same period in 2020.
Average interest-earning assets increased $272.0 million, or 22.8%, to $1.46 billion for the first nine months ended September 30, 2021 from $1.19 billion for the same period in 2020. For the first nine months ended September 30, 2021, average yield on interest-earning assets decreased 28 basis points to 4.23% from 4.51% for the same period in 2020.
Interest expense was $2.4 million for the first nine months ended September 30, 2021, compared with $7.1 million for the same period in 2020, a decrease of $4.7 million, or 66.1%, primarily due to continued downward adjustments in deposit rates and changes in deposit mix.

Average cost of interest-bearing liabilities decreased 89 basis points to 0.44% for the first nine months ended September 30, 2021 from 1.33% for the same period in 2020. The decrease in the average cost of interest-bearing liabilities primarily reflected the impact of lower interest rates and changes in deposit mix. Average noninterest-bearing deposits increased $247.0 million, or 66.3%, to $619.4 million for the first nine months ended September 30, 2021, compared with $372.4 million for the same period in 2020. The increase in average noninterest-bearing deposits was primarily driven by customer preferences for liquidity given the economic uncertainty associated with the COVID-19 pandemic, as well as PPP funds held in deposit accounts. Average interest-bearing liabilities increased $18.2 million, or 2.6%, to $730.9 million for the first nine months ended September 30, 2021, compared with $712.7 million for the same period in 2020.
The net interest spread and net interest margin for the first nine months ended September 30, 2021, were 3.79% and 4.01%, respectively, compared with 3.18 % and 3.71%, respectively, for the same period in 2020. Excluding the impact of the Hana loan purchase, adjusted net interest margin was 3.86% for the first nine months ended September 30, 2021. For details, refer to Item 2. MD&A – Reconciliation of GAAP to Non-GAAP Financial Measures in this report on Form 10-Q.
Provision for Loan Losses
Credit risk is inherent in the business of making loans. We establish an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Specifically, identifiable, and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for loan losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market area.
Comparison for the Third Quarter of 2021 and 2020
The Company recorded a reversal of its provision for loan losses of $884 thousand for the third quarter of 2021, compared with a provision for loan losses of $1.4 million for the same period in 2020, a decrease of $2.3 million, or 163.2%. The decrease was driven by a continued improvement in the economic environment. The reversal of the provision for loan losses of $884 thousand included a $327 thousand reversal of provision for uncollectible accrued interest receivable for the third quarter of 2021. In comparison, there was no provision for uncollectible accrued interest receivable for the third quarter of 2020.
Comparison for the first nine months ended September 30, 2021 and 2020
The Company recorded a reversal of its provision for loan losses of $1.4 million for the first nine months ended September 30, 2021, compared with a provision for loan losses of $4.1 million for the same period in 2020, a decrease of $5.5 million, or 133.3%. The decrease was driven by a continued improvement in the economic environment in the first nine months ended September 30, 2021. The reversal of the provision for loan losses of $1.4 million included a $178 thousand reversal of provision for uncollectible accrued interest receivable for the first nine months ended September 30, 2021. In comparison, there was no provision for uncollectible accrued interest receivable for the same period in 2020.

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

The following table sets forth the various components of our noninterest income for the third quarter and first nine months ended September 30, 2021 and 2020:

($ in thousands)	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Noninterest income:
Service charges on deposits	$409	$334	$75
Loan servicing fees, net of amortization	599	583	16
Gain on sale of loans	2,188	1813	375
Other income	346	291	55
Total noninterest income	$3,542	$3,021	$521

($ in thousands)	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
Noninterest income:
Service charges on deposits	$1,157	$1,063	$94
Loan servicing fees, net of amortization	1,432	1,489	(57)
Gain on sale of loans	5,280	3,904	1,376
Other income	859	923	(64)
Total noninterest income	$8,728	$7,379	$1,349

Comparison for the Third Quarter of 2021 and 2020
Noninterest income for the third quarter of 2021 increased $521 thousand, or 17.2%, to $3.5 million compared with $3.0 million for the same period in 2020, primarily due to higher gains on sale of loans.
Gain on sale of loans was $2.2 million, an increase of $375 thousand from the same period in 2020. The increase was primarily driven by higher sales premiums on SBA loans. The Company sold $20.6 million in SBA loans at an average premium of 11.59%, compared with the sale of $24.0 million at an average premium of 9.66% for the same period in 2020.
Comparison for the first nine months ended September 30, 2021 and 2020
Noninterest income for the first nine months ended September 30, 2021 increased $1.3 million, or 18.3%, to $8.7 million compared with $7.4 million for the same period in 2020, primarily due to higher gains on sale of loans.
Gain on sale of loans was $5.3 million, an increase of $1.4 million from the same period in 2020. The increase was primarily due to higher sales premiums on SBA loans. The Company sold $53.6 million in SBA loans at an average premium of 11.12%, compared with the sale of $56.5 million at an average premium of 8.81% for the same period in 2020.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the third quarter and first nine months ended September 30, 2021 and 2020:

($ in thousands)	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$5,724	$5,086	$638
Occupancy and equipment	1,326	1,266	60
Data processing and communication	448	424	24
Professional fees	308	287	21
FDIC insurance and regulatory assessments	146	112	34
Promotion and advertising	175	81	94
Directors' fees and stock-based compensation	183	147	36
Foundation donation and other contributions	842	360	482
Other expenses	367	224	143
Total noninterest expense	$9,519	$7,987	$1,532

($ in thousands)	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$15,693	$14,505	$1,188
Occupancy and equipment	3,795	3,737	58
Data processing and communication	1,363	1,247	116
Professional fees	925	836	89
FDIC insurance and regulatory assessments	401	334	67
Promotion and advertising	528	405	123
Directors' fees and stock-based compensation	427	603	(176)
Foundation donation and other contributions	1,989	935	1,054
Other expenses	1,153	926	227
Total noninterest expense	$26,274	$23,528	$2,746

Comparison for the Third Quarter of 2021 and 2020
Noninterest expense for the third quarter of 2021 was $9.5 million compared with $8.0 million for the same period in 2020, an increase of $1.5 million, or 19.2%. The increase was primarily attributable to higher salaries and employee benefits, and foundation and other contributions.
Salaries and employee benefits were $5.7 million, an increase of $638 thousand from the same period in 2020. The increase was primarily attributable to an increase in the number of employees to support continued growth of the Company and higher SBA incentive expense, partially offset by lower incentive accruals. The average number of full-time equivalent employees was 184.7 for the third quarter of 2021, compared with 169.3 for the same period in 2020.
Foundation donation and other contributions were $842 thousand, an increase of $482 thousand from the same period in 2020. The increase was primarily due to higher donation accruals for Open Stewardship Foundation as a result of higher net income compared with the same period in 2020.

Comparison for the first nine months ended September 30, 2021 and 2020
Noninterest expense for the first nine months ended September 30, 2021 was $26.3 million compared with $23.5 million for the same period in 2020, an increase of $2.7 million, or 11.7%. The increase was primarily attributable to higher salaries and employee benefits and foundation donation and other contributions.
Salaries and employee benefits were $15.7 million, an increase of $1.2 million from the same period in 2020. The increase was primarily attributable to higher SBA incentive expense, increases in the number of employees and annual merit, partially offset by higher deferred loan origination cost. The average number of full-time equivalent employees was 178.4 for the first nine months ended September 30, 2021, compared with 171.2 for the same period in 2020.
Foundation donation and other contributions were $2.0 million, an increase of $1.1 million from the same period in 2020, primarily due to higher donation accruals for Open Stewardship Foundation as a result of higher net income compared with the same period in 2020.
Income Tax Expense
Comparison for the Third Quarter of 2021 and 2020
Income tax expense was $3.2 million and $1.5 million for the third quarter of 2021 and 2020, respectively. The effective income tax rate decreased to 28.2% for the third quarter of 2021 compared with 28.9% for the same period in 2020, primarily due to no tax provision related to restricted stock awards vested in the third quarter of 2021.
Comparison for the first nine months ended September 30, 2021 and 2020
Income tax expense was $8.1 million and $3.6 million for the first nine months ended September 30, 2021 and 2020, respectively. The effective income tax rate increased to 29.0% for the first nine months ended September 30, 2021 compared with 27.9% for the same period in 2020, primarily due to lower tax benefits resulting from reduced number of exercises of non-qualified stock options, partially offset by higher tax provision related to restricted stock awards vested during the first nine months ended September 30, 2021 compared to the same period in 2020.
FINANCIAL CONDITION
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
All securities in our investment portfolio were classified as AFS as of both September 30, 2021 and December 31, 2020. There were no held-to-maturity securities in our investment portfolio as of both September 30, 2021 and December 31, 2020. All AFS securities are carried at fair value and consist primarily of US government agencies or sponsored agency securities as of both September 30, 2021 and December 31, 2020.
Securities AFS increased $10.7 million, or 11.7%, to $102.5 million at September 30, 2021 from $91.8 million at December 31, 2020, primarily due to purchases of $36.3 million, partially offset by principal paydowns and maturity of $25.5 million for the first nine months ended September 30, 2021. No issuer of securities AFS, other than the U.S. Government and its agencies, comprised more than 10% of our shareholders’ equity as of September 30, 2021 or December 31, 2020.

The following table summarizes the fair value of the AFS securities portfolio as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Available-for-sale debt securities
U.S. Government-sponsored agency securities	$—	$—	$—	$1,000	$1,005	$5
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$27,094	$27,214	$120	$19,281	$19,704	$423
Residential collateralized mortgage obligations	75,471	75,321	(150)	70,318	71,082	764
Total available-for-sale debt securities	$102,565	$102,535	$(30)	$90,599	$91,791	$1,192

The Company’s AFS securities are carried at fair value with changes in fair values reflected in Other comprehensive income (loss) unless a security is deemed to be other than temporary impairment (“OTTI”). Net unrealized losses on AFS securities were $30 thousand as of September 30, 2021, which declined from net unrealized gains of $1.2 million. Gross unrealized losses on AFS securities totaled $718 thousand as of September 30, 2021, compared with $57 thousand as of December 31, 2020. Of the securities with gross unrealized losses, all were U.S. government agencies or sponsored agency securities as of both September 30, 2021 and December 31, 2020. As of September 30, 2021, the Company had no intention to sell securities with unrealized losses and believed it was more-likely-than-not that it would not be required to sell such securities before recovery of their amortized cost.
The Company assesses individual securities for OTTI for each reporting period. There were no OTTI credit losses recognized in earnings for the third quarter and first nine months ended September 30, 2021 and 2020.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2021. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	September 30, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available-for-sale debt securities
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$732	2.03%	$3,428	1.85%	$22,934	1.18%
Residential collateralized mortgage obligations	—	—%	—	—%	562	1.67%	74,909	1.06%
Total available-for-sale debt securities	$—	—%	$732	2.03%	$3,990	1.83%	$97,843	1.09%

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
Gross loans including net deferred costs increased $132.1 million, or 12.0%, to $1.23 billion at September 30, 2021, compared with $1.10 billion at December 31, 2020, primarily due to Hana loan purchase and organic growth in commercial real estate for the first nine months ended September 30, 2021. In response to the COVID-19 pandemic, the Company provided assistance to customers faced with financial difficulties by offering SBA PPP loans and also provided customers with payment relief through our loan deferment program. For more information, see MD&A — Overview – COVID-19 and Government Response in this report on Form 10-Q.

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

(1)Consists of $92.2 million of SBA loans, $6.9 million of PPP loans and $919 thousand of real estate loans.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Commercial real estate	$688,430	56%	$651,684	59%
SBA loan - real estate	218,491	18%	136,224	12%
SBA loan - non-real estate	85,134	7%	75,151	7%
Commercial and industrial	123,422	10%	107,307	10%
Home mortgage	115,255	9%	128,212	12%
Consumer	1,089	0%	1,158	0%
Gross loans	1,231,821	100%	1,099,736	100%
Allowance for loan losses	(14,134)		(15,352)
Net loans (1)	$1,217,687		$1,084,384

(1)Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $(9.6) million and $(5.9) million as of September 30, 2021 and December 31, 2020, respectively.

The following tables presents the maturity distribution of our loans as of September 30, 2021 and December 31, 2020. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

($ in thousands)	September 30, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years		Total
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial real estate	$41,756	$68,542	$300,429	$122,002	$123,868	$31,833	$688,430
SBA loans - real estate	—	—	—	44	396	218,051	218,491
SBA loan - non-real estate	2,967	141	66,275	4,651	—	11,100	85,134
Commercial and industrial	16,551	33,381	199	34,771	23,449	15,071	123,422
Home mortgage	—	—	—	—	96,495	18,760	115,255
Consumer	—	374	—	715	—	—	1,089
Gross loans	$61,274	$102,438	$366,903	$162,183	$244,208	$294,815	$1,231,821

($ in thousands)	December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years		Total
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial real estate	$58,101	$44,439	$293,045	$155,303	$74,302	$26,494	$651,684
SBA loans - real estate	—	—	—	—	—	136,224	136,224
SBA loan - non-real estate	—	11	64,906	952	—	9,282	75,151
Commercial and industrial	8,933	43,618	221	36,853	4,887	12,795	107,307
Home mortgage	—	—	—	—	114,141	14,071	128,212
Consumer	—	271	—	887	—	—	1,158
Gross loans	$67,034	$88,339	$358,172	$193,995	$193,330	$198,866	$1,099,736

Our loan portfolio is concentrated in commercial real estate, commercial (primarily manufacturing, wholesale, and services-oriented entities), SBA loans (primarily unguaranteed portion) with the remaining balance in home mortgage, and consumer loans. We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 83.0% of our gross loans are secured by real property as of September 30, 2021, compared to 83.3% as of December 31, 2020.
Loans — Commercial Real Estate: We have established concentration limits in the loan portfolio for commercial real estate loans, commercial and industrial loans, and unsecured lending, among others. All loan types are within established limits. We use underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending agreements to allow us to react to a borrower’s deteriorating financial condition, should that occur.
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable-rate loans. Adjustable-rate loans are based on the Wall Street Journal prime rate. As of September 30, 2021, approximately 67.7% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of September 30, 2021, our average loan-to-value for commercial real estate loans was approximately 53%. Our commercial real estate loan portfolio totaled $688.4 million as of September 30, 2021, compared with $651.7 million as of December 31, 2020.

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
As of September 30, 2021, our SBA portfolio totaled $303.6 million, including $69.3 million of SBA PPP loans, compared with $211.4 million, including $64.9 million of SBA PPP loans as of December 31, 2020, an increase of $92.3 million, or 43.6%. The increase was primarily due to the Hana loan purchase. During the first nine months ended September 30, 2021, we originated $239.4 million of SBA loans, including $88.1 million of SBA PPP loans, compared with $121.3 million, including $66.3 million of SBA PPP loans during the same period in 2020. We sold $53.6 million and $56.5 million in SBA loans during the first nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021 and December 31, 2020, loans held for sale totaled $94.5 million and $26.7 million, respectively, and consisted of SBA loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held for investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including liquidity and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held for investment to held for sale at the lower of cost or fair value.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $123.4 million at September 30, 2021, compared with $107.3 million at December 31, 2020.
Loans — Home Mortgage: We originate mainly non-qualified single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. We offer a five-year or seven-year hybrid adjustable-rate mortgage loans, which reprice annually after the initial fixed rate period. These loans are held for investment.
Home mortgage loans totaled $115.3 million at September 30, 2021, compared with $128.2 million at December 31, 2020, a decrease of $13.0 million, or 10.1%. During the first nine months ended September 30, 2021, home mortgage loan origination of $38.3 million was more than offset by payoffs, paydowns and sales of $51.2 million. In comparison, home mortgage loan origination was $31.8 million, partially offset by payoffs, paydowns and sales of $26.9 million during the first nine months ended September 30, 2020.
Loan Servicing

As of September 30, 2021 and December 31, 2020, we serviced $646.6 million and $388.8 million, respectively, of SBA loans for others. Activities for loan servicing rights for the third quarter and first nine months ended September 30, 2021 and 2020 were as follows:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase (decrease)	2021	2020	Increase (decrease)
Beginning balance	$12,903	$6,972	$5,931	$7,360	$7,024	$336
Additions from loans sold with servicing retained	533	585	(52)	1,380	1,354	26
Additions from purchase of servicing rights	—	—	—	6,097	—	6,097
Amortized to expense	(1,047)	(335)	(712)	(2,448)	(1,156)	(1,292)
Ending balance	$12,389	$7,222	$5,167	$12,389	$7,222	$5,167

Loan servicing rights are on our Consolidated Balance Sheets and reported net of amortization.

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
As of September 30, 2021, the allowances for loan losses amounted to $14.1 million, or 1.15% of gross loans, compared with $15.4 million, or 1.40% of gross loans and $14.2 million, or 1.32% of gross loans as of December 31, 2020 and September 30, 2020, respectively. The decreases in both the first nine months ended September 30, 2021 and a year ago were largely due to a continued improvement in the economic environment. Excluding the impacts of the purchased Hana loans, PPP loans and the allowance for uncollectible accrued interest receivable, adjusted allowance to gross loans ratios were 1.34%, 1.54%, and 1.40% as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively. For details, refer to Item 2. MD&A – Reconciliation of GAAP to Non-GAAP Financial Measures in this report on Form 10-Q.
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

Analysis of the Allowance for Loan Losses

The following tables present a summary of activities in the allowance for loan losses by portfolio segment, as of and for the third quarter and first nine months ended September 30, 2021 and 2020:

($ in thousands)	As of and For the Three Months Ended September 30, 2021
	2021				2020
	Beginning Balance	(Reversal of) Provision (1)	Net (Charge- Offs) Recoveries	Ending Balance	Beginning Balance	(Reversal of) Provision (1)	Net (Charge- Offs) Recoveries	Ending Balance
Commercial real estate	$8,456	$(241)	$—	$8,215	$7,145	$994	$—	$8,139
SBA loans - real estate	1,997	99	—	2,096	1,346	412	—	1,758
SBA loan - non-real estate	228	(35)	3	196	253	18	—	271
Commercial and industrial	2,286	(332)	—	1,954	1,920	(5)	—	1,915
Home mortgage	1,704	(46)	—	1,658	2,074	(15)	—	2,059
Consumer	16	(2)	1	15	26	(5)	1	22
Total	$14,687	$(557)	$4	$14,134	$12,764	$1,399	$1	$14,164
Gross loans (2)				$1,231,821				$1,072,790
Average gross loans (2)				$1,229,140				$1,052,042
Net (recoveries) charge-offs to average gross loans				(0.00)%				(0.00)%
Allowance for loans losses to gross loans				1.15%				1.32%

(1)Excludes (reversal of) provision for uncollectible accrued interest receivable of $(327) thousand for the third quarter of 2021. In comparison, there was no provision for uncollectible accrued interest receivable for the third quarter of 2020.
(2)Excludes loans held for sale.

($ in thousands)	As of and For the Nine Months Ended September 30,
	2021				2020
	Beginning Balance	(Reversal of) Provision (1)	Net (Charge- Offs) Recoveries	Ending Balance	Beginning Balance	(Reversal of) Provision (1)	Net (Charge- Offs) Recoveries	Ending Balance
Commercial real estate	$8,505	$(290)	$—	$8,215	$6,000	$2,139	$—	$8,139
SBA loans - real estate	1,802	294	—	2,096	939	819	—	1,758
SBA loan - non-real estate	278	(58)	(24)	196	121	167	(17)	271
Commercial and industrial	2,563	(609)	—	1,954	1,289	626	—	1,915
Home mortgage	2,185	(527)	—	1,658	1,667	392	—	2,059
Consumer	19	(8)	4	15	34	(13)	1	22
Total	$15,352	$(1,198)	$(20)	$14,134	$10,050	$4,130	$(16)	$14,164
Gross loans (2)				$1,231,821				$1,072,790
Average gross loans (2)				$1,189,491				$1,026,935
Net charge-offs (recoveries) to average gross loans				0.01%				0.01%
Allowance for loans losses to gross loans				1.15%				1.32%

(1)Excludes (reversal of) provision for uncollectible accrued interest receivable of $(178) thousand for the first nine months ended September 30, 2021. In comparison, there was no provision for uncollectible accrued interest receivable for the first nine months ended September 30, 2020.
(2)Excludes loans held for sale.

The following table presents an allocation of the allowance for loan losses by portfolio as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Commercial real estate	$8,215	58%	$8,505	55%
SBA loan - real estate	2,096	15	1,802	12
SBA loan - non-real estate	196	1	278	2
Commercial and industrial	1,954	14	2,563	17
Home mortgage	1,658	12	2,185	14
Consumer	15	0	19	0
Gross loans	$14,134	100%	$15,352	100%

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
Foreclosed assets, consisting of other real estate owned (“OREO”), are included in Other assets on the Consolidated Balance Sheet. The Company did not have any OREO property as of both September 30, 2021 and December 30, 2020.
Nonperforming loans include loans 90 days past due and still accruing, loans accounted for on a non-accrual basis and performing TDR loans. Nonperforming loans were $1.1 million at September 30, 2021, a decrease of $67 thousand, compared with $985 thousand at December 31, 2020.
Criticized loans decreased $5.7 million or 72.0% to $2.2 million as of September 30, 2021 from $7.9 million as of December 31, 2021. The decrease was primarily due to a $3.9 million payoff in one C&I relationship, as well as improvement in the credit risk ratings of SBA loans.

The following table presents information regarding nonperforming assets as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Non-accrual loans	$1,052	$985
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	—	—
Total non-performing loans	1,052	985
Other real estate owned	—	—
Total non-performing assets	$1,052	$985
Nonperforming loans to gross loans	0.09%	0.09%
Nonperforming assets to total assets	0.06%	0.07%
Allowance for loan losses to non-performing loans	1,344%	1,558%

Deposits
We gather deposits primarily through our branch locations. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts, and certificate of deposits. We focus our efforts to originate noninterest demand deposits accounts through marketing to our existing and new loan customers, customer referrals, and the involvement of our marketing staff in various community networks.
Total deposits reached $1.50 billion as of September 30, 2021, an increase of $296.3 million, or 24.7% from $1.20 billion as of December 31, 2020, primarily driven by core broad-based growth in noninterest-bearing and time deposits. Noninterest-bearing deposits were $713.1 million or 47.6% of total deposits as of September 30, 2021, up from $522.8 million or 43.6% of total deposits as of December 31, 2020. The increase in noninterest-bearing deposits was primarily due to continued customer preferences for liquidity given the sustained economic uncertainty associated with the COVID-19, as well as continued addition of new customers.

The following tables presents the maturity distribution of time deposits as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021
	Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits (more than $250,000)	$31,060	$100,973	$76,801	$257	$209,091
Time deposits ($250,000 or less)	96,369	35,657	83,478	7,484	222,988
Total time deposits	$127,429	$136,630	$160,279	$7,741	$432,079

($ in thousands)	December 31, 2020
	Maturity Within:
	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits (more than $250,000)	$107,198	$25,498	$63,818	$3,696	$200,210
Time deposits ($250,000 or less)	33,474	28,020	80,308	7,001	148,803
Total time deposits	$140,672	$53,518	$144,126	$10,697	$349,013

Borrowed Funds
Other than deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of September 30, 2021 and December 31, 2020, we had maximum borrowing capacity from the FHLB of $396.2 million and $394.0 million, respectively. The Company did not have any FHLB borrowings as of September 30, 2021, compared with $5.0 million as of December 31, 2020, which had a zero interest rate under the Recovery Advance Program to support pandemic relief.
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

Our gross loan to deposit ratio was 82.3% as of September 30, 2021, compared with 91.6% as of December 31, 2020.
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
As of September 30, 2021, we had available borrowing capacity of $333.4 million with the FHLB and $138.6 million with the FRB. Eligible loans defined in guidelines from the FHLB and FRB were pledged to the FHLB and FRB discount window as collateral. Our unsecured federal funds lines of credit with correspondent, subject to availability, totaled $100.0 million as of September 30, 2021. We also maintain relationships in the capital markets with brokers to issue certificates of deposits and money market accounts.
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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2021 and December 31, 2020. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were “well-capitalized” as of September 30, 2021 and December 31, 2020 reflected in the table below. As of September 30, 2021, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since September 30, 2021 that management believes would change this classification.

($ in thousands)	September 30, 2021
	Actual (1)		Regulatory Capital Ratio Requirements		Minimum To be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$172,873	13.81%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$170,171	13.60%	$100,135	8.00%	$125,169	10.00%	$131,427	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	$158,126	12.63%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$155,424	12.42%	$75,101	6.00%	$100,135	8.00%	$106,394	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	$158,126	12.63%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$155,424	12.42%	$56,326	4.50%	$81,360	6.50%	$87,618	7.00%
Tier 1 leverage (to average assets)
Consolidated	$158,126	9.75%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$155,424	9.58%	$64,875	4.00%	$81,094	5.00%	$64,875	4.00%

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

($ in thousands)	December 31, 2020
	Actual (1)		Regulatory Capital Ratio Requirements		Minimum To be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$155,287	14.81%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$152,232	14.52%	$83,859	8.00%	$104,824	10.00%	$110,065	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	$142,147	13.56%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$139,092	13.27%	$62,894	6.00%	$83,859	8.00%	$89,101	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	$142,147	13.56%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$139,092	13.27%	$47,171	4.50%	$68,136	6.50%	$73,377	7.00%
Tier 1 leverage (to average assets)
Consolidated	$142,147	10.55%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$139,092	10.32%	$53,915	4.00%	$67,393	5.00%	$53,915	4.00%

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

CONTRACTUAL OBLIGATIONS

The following tables contain the Company’s significant fixed and determinable contractual obligations, along with categories of payment dates as of September 30, 2021 and December 31, 2020:

($ in thousands)	Payments Due at September 30, 2021
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,064,327	$—	$—	$—	$1,064,327
Time deposits	424,338	6,483	1,258	—	432,079
Operating lease commitments	2,154	4,016	817	4,638	11,625
Commitments to fund investments for low-income housing partnerships	1,954	2,648	233	185	5,020
Total contractual obligations	$1,492,773	$13,147	$2,308	$4,823	$1,513,051

($ in thousands)	Payments Due at December 31, 2020
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$851,077	$—	$—	$—	$851,077
Time deposits	338,316	9,578	522	597	349,013
Operating lease commitments	2,047	3,844	2,376	956	9,223
Advanced from FHLB	5,000	—	—	—	5,000
Commitments to fund investments for low-income housing partnerships	1,042	1,036	29	47	2,154
Total contractual obligations	$1,197,482	$14,458	$2,927	$1,600	$1,216,467

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

The following table summarized commitments as of the dates presented.

($ in thousands)	September 30, 2021	December 31, 2020
Loan commitments	$147,889	$75,740
Standby letters of credits	5,514	9,212
Commercial letters of credit	757	1,552
Total undisbursed credit related commitments	$154,160	$86,504

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
During the second quarter of 2021, the Company purchased 638 loans from Hana for a total purchase price of $97.6 million. The Company evaluated $100.0 million of the loans purchased in accordance with the provisions of ASC 310-20, Nonrefundable Fees and Other Costs, which were recorded with a $8.9 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the expected life of the loans using the effective yield method. Adjusted loan yield and net interest margin for the three months ended September 30, 2021 excluded the impacts of contractual interest and discount accretion of the purchased loans as management does not consider purchasing loan portfolios to be normal or recurring transactions. Management believes that presenting the adjusted average loan yield and net interest margin provide comparability to prior periods and these non-GAAP financial measures provide supplemental information regarding the Company’s performance.

Adjusted allowance to gross loans ratio removes the impacts of purchased loans, PPP loans and allowance on accrued interest receivable. Management believes that this ratio provides greater consistency and comparability between the Company’s results and those of its peer banks.

($ in thousands)		Three Months Ended		Nine Months Ended
		September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income		$17,355	$13,016	$46,336	$40,281
Interest expense		766	1,597	2,406	7,098
Net interest income		16,589	11,419	43,930	33,183
Noninterest income		3,542	3,021	8,728	7,379
Noninterest expense		9,519	7,987	26,274	23,528
Pre-provision net revenue	(a)	$10,612	$6,453	$26,384	$17,034
Reconciliation to Net Income:
(Reversal of) provision for loan losses	(b)	$(884)	$1,399	$(1,376)	$4,130
Income tax expense	(c)	3,246	1,459	8,054	3,594
Net Income	(a) - (b) - (c)	$8,250	$3,595	$19,706	$9,310

($ in thousands)		Three Months Ended		Nine Months Ended
		September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Yield on Average Loans
Interest income on loans		$16,922	$12,581	$45,177	$38,823
Less: interest income on purchased loans		(2,057)	—	(2,916)	—
Adjusted interest income on loans	(a)	$14,865	$12,581	$42,261	$38,823

Average loans		$1,308,338	$1,062,175	$1,239,040	$1,035,169
Less: Average purchased loans		(85,710)	—	(41,393)	—
Adjusted average loans	(b)	$1,222,628	$1,062,175	$1,197,647	$1,035,169

Average loan yield (1)		5.13%	4.72%	4.87%	5.01%
Effect on average loan yield (1)		(0.30)	—%	(0.15)	—%
Adjusted average loan yield (1)	(a)/(b)	4.83%	4.72%	4.72%	5.01%

Net Interest Margin
Net interest income		$16,589	$11,419	$43,930	$33,183
Less: interest income on purchased loans		(2,057)	—	(2,916)	—
Adjusted net interest income	(c)	$14,532	$11,419	$41,014	$33,183

Average interest-earning assets		$1,565,697	$1,240,871	$1,464,686	$1,192,654
Less: Average purchased loans		(85,710)	—	(41,393)	—
Adjusted average interest-earning assets	(d)	$1,479,987	$1,240,871	$1,423,293	$1,192,654

Net interest margin (1)		4.21%	3.66%	4.01%	3.71%
Effect on net interest margin (1)		(0.30)	—%	(0.15)	—%
Adjusted net interest margin (1)	(c)/(d)	3.91%	3.66%	3.86%	3.71%

(1)Annualized.

($ in thousands)		As of
		September 30, 2021	December 31, 2020	September 30, 2020
Gross loans		$1,231,821	$1,099,736	$1,072,790
Less: Purchased loans		(83,025)	—	—
PPP loans (1)		(64,574)	(64,906)	(64,634)
Adjusted gross loans	(a)	$1,084,222	$1,034,830	$1,008,156

Accrued interest receivable on loans		3,659	3,729	4,689
Less: Accrued interest receivable on purchased loans		(375)	—	—
Accrued interest receivable on PPP loans (2)		(416)	(445)	(280)
Add: Allowance on accrued interest receivable		465	643	—
Adjusted accrued interest receivable on loans	(b)	$3,333	$3,927	$4,409

Adjusted gross loans and accrued interest receivable	(a) + (b) = (c)	$1,087,555	$1,038,757	$1,012,565

Allowance for loan losses		$14,134	$15,352	$14,164
Add: Allowance on accrued interest receivable		465	643	—
Adjusted Allowance	(d)	$14,599	$15,995	$14,164

Adjusted allowance to gross loans ratio	(d)/(c)	1.34%	1.54%	1.40%

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified interest rate risk as our primary source of market risk.
Interest Rate Risk
Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).
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
Our simulation model incorporates various assumptions, which we believe are reasonable, but which may have a significant impact on results such as: (i) the timing of changes in interest rates; (ii) shifts or rotations in the yield curve; (iii) re-pricing characteristics for market-rate-sensitive instruments; (iv) varying loan prepayment speeds for different interest rate scenarios; and (v) the overall growth and mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2021 and December 31, 2020 are presented in the following table. The projections assume (i) immediate, parallel shifts downward of the yield curve of 100 basis points and (ii) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity		Economic Value of Equity Sensitivity
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
+400 basis points	28.40%	30.27%	(1.15)%	10.14%
+300 basis points	22.48%	23.87%	5.42%	12.73%
+200 basis points	15.82%	16.85%	9.16%	13.55%
+100 basis points	8.42%	8.99%	8.44%	11.14%
-100 basis points	(1.14)%	—%	(23.66)%	(20.87)%

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
On September 9, 2020, the Company announced a fourth stock repurchase program that authorizes the Company to repurchase up to 500,000 shares of its common stock. Through September 30, 2021, the Company has purchased a total of 201,516 shares of its common stock at an average price of $6.77 per share. There were no shares repurchased during the third quarter of 2021.
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
+Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP Bancorp

Date: November 8, 2021	By:	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: November 8, 2021	By:	/s/ Christine Oh
Christine Oh
Chief Financial Officer