Form 10-K
period 2021-12-31
OP Bancorp
filed 2022-03-18
CIK 1722010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the common stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2021 as reported on the NASDAQ Global Market, was approximately $120,112,024.
The number of shares outstanding of the Registrant’s Common Stock as of March 11, 2022 was 15,137,808.

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
•the impact of the federal CARES Act and the significant additional lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program enacted thereunder, including risks to the Company with respect to the uncertain application by the Small Business Administration of loan eligibility, forgiveness and audit criteria;
•business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•geopolitical developments, uncertainties or instability, catastrophic events, acts of war or terrorism;
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
•natural disasters, such as earthquakes, drought, pandemic diseases (such as the coronavirus) or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business;
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

PART I
Item 1. Business.
Our Company
We are a bank holding company headquartered in Los Angeles, California. Our commercial banking activities are operated through Open Bank, our banking subsidiary. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers with a focus on the Korean-American community. Having grown our branch and loan production office network over the past ten years, we now operate through nine full service branches located in the greater metropolitan area of Los Angeles, California, Orange County, California, Santa Clara County, California, and Carrollton, Texas, and four loan production offices in the Korean-American communities in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington. We intend to open our tenth full service branch in Cerritos, located in Los Angeles County, California, in the first quarter of 2022. We completed our initial public offering in March 2018 and our common stock is listed on the Nasdaq Global Market.
As of December 31, 2021, we had consolidated total assets of $1.73 billion, total deposits of $1.53 billion, total loans outstanding (net of $16.1 million of allowance for loan losses) of $1.30 billion, and total shareholders’ equity of $165.2 million.
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
We established the Open Stewardship Foundation in 2011 to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. The Foundation operates through a board of directors that includes individuals who are members of our board of directors and executive management team, including our President and Chief Executive Officer and our Chairman of the Board. The Foundation board of directors reviews and approves award grants. We have committed to contribute annually 10% of our consolidated net income after taxes to the Foundation. Since inception, we have donated over $10.2 million to the Foundation, aiding over 194 local non-profits.

We plan to continue to leverage our experienced management team, our personal relationship, community banking focus in the attractive Korean-American communities in which we serve, and our diversified lending approach to drive future organic growth. While other institutions frequently enter new geographies through acquisitions, we have grown our geographic footprint through de novo branches, while remaining true to our business model. We have continued our organic growth while further diversifying our geographical concentration with the anticipated opening of our tenth full service branch in Cerritos, located in Los Angeles County, California, in the first quarter of 2022. Although our growth has historically been organic, we are amenable to considering opportunistic strategic acquisitions to enhance our long-term growth strategy.

Our Strategies
Our vision is to be the leading Korean-American community-based commercial bank in the Korean-American communities we serve, to meet the financial needs of underserved small- and medium-sized businesses and individuals, and to give back to these communities.
Our more specific strategic initiatives are discussed below.
•Leverage our Franchise in the Korean-American Communities We Serve. The Korean-American banking landscape has seen increased consolidation of the larger Korean-American financial institutions that do business in our market areas. We believe that the customers at these larger institutions will look for an alternative banking experience tailored towards their specific financial objectives. We strive to be the most prominent alternative to the larger Korean-American financial institutions. We differentiate ourselves from our competitors by developing meaningful and personal relationships with our customers, and providing superior service. These qualities make Open Bank an attractive choice for small- to medium-sized businesses, professionals and individuals. Our strong financial performance and growth derives, in part, from small- and medium-sized businesses’ and individuals’ desire for quality, personal relationship banking, local and responsive decision making and flexible and competitive pricing of deposit and loan products. Our commitment to the Open Stewardship Foundation raises our profile and reinforces our position as a community partner committed to the success of the communities we serve.
•Focus on Organic Growth. We intend to continue to grow organically. We believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our market share. We also seek to offer our various banking products, including our deposit products, residential loan products and cash management services to our commercial loan and SBA borrowers, which we believe provides a basis for expanding our banking relationships. We believe we have built a scalable platform that will support our continual organic growth. Although we are currently focused on organic growth, we will also look for opportunistic strategic acquisitions that complement our commercial banking and the strong personal community-based relationship orientation of our franchise.
•Increase our Share of Lower-Cost Deposits. We believe the quality of our deposit base and access to stable funding are key components of our success. We have a strong deposit base, characterized by a high level of core deposits, a high proportion of noninterest-bearing accounts and relatively low funding costs. As of December 31, 2021, deposits accounted for 98.2% of total liabilities. Core deposits, which we define as all deposits excluding time deposits exceeding $250,000, accounted for 86.5% of total deposits. Our cost of total deposits was 0.22% for the year ended December 31, 2021. To generate new accounts we employ conventional marketing and advertising initiatives and leverage our community commitment activities. Small businesses are a significant source of low cost deposits and represent opportunities for future growth. We believe that small business owners value both our ability to provide convenience to the banking activities and access to local, responsive decision makers. Commercial accounts also generally have higher deposit balances and transaction volumes than individual deposit accounts. We believe that our convenient branch network, personal relationship-driven culture, diversified product offering, and flexible pricing allow us to accelerate deposit growth. We plan to continue investing in our franchise brand, our community reputation, employees, and product capabilities to further improve customer loyalty with a view toward growing our high quality deposit portfolio.

•Branch Expansion. We intend to continue our strategy of opening and developing de novo branches particularly into Korean-American populated areas. We have pursued this growth strategy since the beginning of 2012 when we only had one branch location. As of December 31, 2021, we had nine branches. Eight branches are in the greater metropolitan area of Los Angeles, California, Orange County, California, and Santa Clara County, California, and we opened our ninth branch in Carrollton, Texas in 2019. We anticipate opening a tenth branch in Cerritos, located in Los Angeles County, California, in the first quarter of 2022. We will continue to review future potential target areas for de novo expansion based on our ability to attract experienced bankers within such targeted regions. In addition, we currently operate four loan production offices located in Atlanta, Georgia, Aurora, Colorado, and Lynwood and Seattle, Washington. We will continue to look for additional markets to expand our loan production capabilities.
•Expand and Diversify our Commercial Lending. We are committed to continuing to expand and grow our commercial loan portfolios, while maintaining what we believe are conservative underwriting standards. We expect to increase our commercial lending business in our expanding branch network, where we can continue to leverage our ability to develop personal, community-based relationships and leverage our quality service model into new opportunities. We believe we can leverage our personalized customer service, extensive knowledge of our local markets and high visibility community activities to attract and retain customers seeking alternatives to the larger Korean-American financial institutions.
•Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well-defined policies and procedures, disciplined underwriting criteria and ongoing risk management. This approach has allowed us to maintain loan growth with a diversified portfolio of high quality assets. We have implemented policies and procedures for credit underwriting and administration, which have enabled us to maintain strong asset quality while at the same time growing our banking business. We believe our credit culture supports accountable bankers, who maintain an ability to expand our customer base as well as make sound decisions. As of December 31, 2021, our ratio of nonperforming assets to total assets was 0.19% and our ratio of nonperforming loans to total loans was 0.24%.
Our Competitive Strengths
Our management team has identified the following competitive strengths that we believe will allow us to continue to achieve our principal objective of increasing shareholder value and generating consistent earnings growth through the organic and strategic expansion of our commercial banking franchise:
•Experienced Leadership and Management Team. Our experienced executive management team and senior leaders have exhibited the ability to strengthen shareholder value by consistently growing profitably. The members of our executive management team have, on average, more than 30 years’ experience working for large, billion-dollar-plus financial institutions in our markets during various economic cycles. The members of our executive team have been with Open Bank for an average of six years. Our executive management team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation, and problem solving.
•Personal Relationship-Based Customer Service. We strive to differentiate ourselves from our competition by providing the best “relationship-based” services to small- and medium-sized businesses and their owners and the residents in the Korean-American communities in which we operate. We accomplish this by striving to provide our customers with a superior level of personal and responsive service delivered by experienced bankers in a manner that timely meets our customers’ financial objectives. Our management team’s significant banking and lending experience in our markets gives us a unique understanding of the commercial banking needs of our customers, which allows us to tailor our products and services to meet our customers’ financial objectives. To enhance our relationships with our customers and to identify and meet their particular needs, each customer is assigned a relationship officer (including our SBA borrowers). Approximately 65.4% of our borrowers also have a deposit relationship with us, providing us with visibility into their liquidity profile and contributing to our ability to manage our asset quality.
•Strong Community Relationships. A primary mission of Open Bank is to meet the financial services needs of underserved customers in our markets, and we strive to distinguish ourselves by giving back to these communities. In October 2011, we established the Open Stewardship Foundation to actively support local civic organizations, schools, and public services. We have committed to fund the Foundation in an amount equal to 10% of our annual consolidated net income after taxes. This commitment is in our annual operating budget each year. We believe that our community commitment distinguishes us from our competitors and enhances and expands business relationships within the Korean-American communities we serve. Since inception, we have donated over $10.2 million to the Foundation, aiding over 194 local non-profits. Our board and management team has strong ties and relationships within the Korean-American communities where we operate. The Foundation and our employees and board of directors are involved in community activities that enhance our relationships with a variety of industry leadership groups, including the Korean-American Federation of Los Angeles, the Korean-American Chamber of Commerce of Los Angeles, the Korean-American Manufacturers Association, the Korean-American CPA Society of Southern California, California KAGRO Association, and the Korean Real Estate Brokers Association of Southern California. Affiliation with these local organizations provide our management team with knowledge of local markets and industries, as well as market developments that may impact the evolving business environment in which we operate.
•Strong Risk Management Practices. We place significant emphasis on risk management as an integral component of our organizational culture. We believe our comprehensive risk management system is designed to make sure that we have sound policies, procedures, and practices for the management of key risks under our risk framework (which includes market, operational, liquidity, interest rate sensitivity, credit, regulatory, legal and reputational risk) and that any exceptions to written policy are reported by senior management to our board of directors or audit committee. Our risk management practices are overseen by the chairman of our audit committee and the chairman of Open Bank’s risk and compliance committees, who have more than 30 years of combined banking experience, and our chief risk officer, who has more than 39 years of banking experience. We believe that our enterprise risk management philosophy has been important in gaining and maintaining the confidence of our various constituencies, along with growing our business and footprint within our markets. We also believe our strong risk management practices are manifested in our asset quality metrics.
•Efficient and Scalable Platform with Capacity to Support Our Growth. Our management team has built an efficient and scalable corporate infrastructure within our commercial banking franchise, including the areas of banking processes, technology, data processing, underwriting and risk management, which we believe will support our continued growth. While expanding our infrastructure, several departmental functions have been outsourced to gain the experience of outside professionals, while at the same time achieving more favorable economics and cost-effective solutions. Such outsourced areas include partial internal audit function, select loan review, interest rate risk management and stress testing. This outsourcing strategy is designed to control costs while adding enhanced controls and service levels. We believe that our scalable infrastructure will continue to allow us to efficiently and effectively manage our anticipated growth.
Market Area
We are headquartered in Los Angeles, California. We currently have one branch in the financial district of downtown Los Angeles, one branch in the fashion district directly adjacent to downtown Los Angeles, and three branches in Koreatown. We also operate a branch in Gardena, located in Los Angeles County, California and a branch in Buena Park, located in Orange County, California. In addition, we have one branch in northern California in Santa Clara and one branch in Carrollton, Texas. The economic base of these areas is heavily dependent on small- and medium-sized businesses. We intend to open our tenth full service branch in Cerritos, located in Los Angeles County, California, in the first quarter of 2022. We also operate loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington to support our SBA lending efforts.
Deposit Products
We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We offer a variety of deposit accounts with a wide range of interest rates and terms such as demand, savings, money market and time deposits, with the goal of attracting a wide variety of customers, including small- to medium-sized businesses. We consider our core deposits, defined as all deposits except for time deposits exceeding $250,000, to be our primary and most valuable low-cost funding source for our lending business, and as of December 31, 2021, core deposits represented 86.5% of our total deposits. We strive to retain an attractive deposit mix from both large and small customers and a broad market reach, which has resulted in our top 10 customers accounting for only 13.6% of all deposits as of December 31, 2021. We believe our competitive pricing and products, convenient branch locations, and quality personal customer service enable us to attract and retain customer deposits. We employ conventional marketing and advertising initiatives and leverage our community commitment activities, including our Foundation, to generate new accounts. We typically require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit accounts. Approximately 65.4% of our borrowers have a deposit relationship with us. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. We utilize wholesale deposits to supplement our core retail deposits for funding purposes, including brokered accounts. As of December 31, 2021, wholesale deposits totaled $95.8 million, or 6.2% of total deposits. As of December 31, 2021, we had $1.53 billion of deposits, and our cost of deposits was 0.22% for the year ended December 31, 2021.
Lending Activities
Our lending strategy is to maintain a broadly diversified loan portfolio based on the type of customer (i.e., businesses versus individuals), type of loan product (e.g., commercial real estate, commercial and industrial loans, etc.), geographic location and industries in which our business customers are engaged (e.g., manufacturing, retail, hospitality, etc.). We principally focus our lending activities on loans that we originate from borrowers located in our market areas. We serve the credit needs of high-quality business and individual borrowers in the communities that we serve.

We offer a variety of loans, including CRE loans (including loans secured by owner occupied commercial properties), SBA loans, mortgage warehouse lines of credit and commercial and industrial loans to local manufacturing and industrial companies and other businesses. We also offer various consumer loans to individuals and professionals including residential mortgage loans, and unsecured personal lines of credit. Lending activities originate from the relationships and efforts of our bankers, with an emphasis on providing banking solutions tailored to meet our customers’ needs while maintaining our underwriting standards.

As of December 31, 2021 and 2020, our loan portfolio consists of the following:

	December 31,
($ in thousands)	2021	2020
Commercial real estate	$701,450	$651,684
Small business administration (1)	275,858	211,375
Commercial and industrial	162,543	107,307
Home mortgage	173,303	128,212
Consumer	865	1,158
Gross loans receivable	$1,314,019	$1,099,736

(1)     Includes Paycheck Protection Program (“PPP”) loans.
For additional information concerning our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”
Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in our market areas. Our loan portfolio consists primarily of CRE loans, which were $701.5 million and constituted 53.3% of our total loans as of December 31, 2021, SBA loans, which were $275.9 million and constituted 21.0% of our total loans as of December 31, 2021, home mortgage loans, which were $173.3 million and constituted 13.2% of our total loans as of December 31, 2021, and commercial and industrial loans, including trade finance loans, which were $162.5 million and constituted 12.4% of our total loans as of December 31, 2021. Our commercial real estate loans are secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory, real estate and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Southern California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2021.
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
Large Credit Relationships. As of December 31, 2021, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $216.3 million, or 16.5% of total loans, and $382.0 million, or 29.1% of total loans, respectively.
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

Loan decisions are documented detailing the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. Our strategy for approving or disapproving loans is to follow conservative loan policies and apply consistent underwriting practices, which include, but are not limited to:
•maintaining close relationships among our customers and their designated banker to ensure ongoing credit monitoring and loan servicing;
•granting credit on a sound basis with full knowledge of the purpose and source of repayment for such credit;
•ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;
•developing and maintaining targeted levels of diversification for our loan portfolio as a whole and for loans within each category; and
•ensuring that each loan is properly documented and that any insurance coverage requirements are satisfied.
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
As of December 31, 2021, the Bank’s legal lending limit on loans to a single borrower was $45.0 million for secured loans and $27.0 million for unsecured loans.
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

We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins, and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by professional office buildings, shopping centers, manufacturing facilities, and special purpose properties such as restaurants, retail operations and service stations. We originate both fixed- and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions that allow us to call the loan after five to seven years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate. At December 31, 2021, approximately 68.8% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 70% of the lesser of the appraised value or the purchase price depending on the property audits we utilize.
Our total commercial real estate loan portfolio totaled $701.5 million at December 31, 2021. We had no nonperforming commercial real estate loans as of December 31, 2021.
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
The Paycheck Protection Program and Health Care Enhancement Act (“PPP / HCEA Act”), which was signed into law on April 24, 2020, authorized $310 billion of additional funding under the CARES Act for PPP loans to be issued by financial institutions through the SBA. Through December 31, 2021, the Company originated 2,930 loans with an aggregate loan balance of $154.5 million under the CARES Act and PPP / HCEA Act. The PPP loans are included in the SBA—non-real estate in the Company’s loan portfolio.
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
As of December 31, 2021, our SBA loan portfolio, including SBA PPP loans of $40.6 million, totaled $275.9 million, of which $220.1 million was secured by real estate and $55.8 million was unsecured or secured by business assets. Our nonperforming SBA loans, as of December 31, 2021, were $1.8 million.
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
The total commercial and industrial loan portfolio totaled $162.5 million at December 31, 2021. Our nonperforming commercial and industrial loans, as of December 31, 2021, were $313 thousand.
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
Mortgage Warehouse Lines of Credits. We offer mortgage warehouse lines of credit (“WHLOC”) for financing mortgage loans to non-bank third party mortgage originators (“TPO”). These loans are intended to finance 1 to 4-unit residential properties. Each advance against the WHLOC is collateralized by an executed mortgage note. TPO sells mortgage notes on the secondary market to investors that may include banks, correspondents, aggregators or Government Sponsored Enterprise (“GSE”), with the proceeds of those secondary market sales flowing directly to Open Bank to repay that specific loan advance. Typically, the mortgage notes are sold to an investor within a short period of time and are subject to various curtailment schedules.

Single-Family Residential Loans. We originate residential real estate loans collateralized by owner occupied and non-owner occupied properties located in our market areas enabling borrowers to purchase or refinance existing homes. We offer adjustable-rate mortgage loans with the interest rate fixed for the first five years, followed by rate adjustments each year with terms up to 30 years. The relative amount of adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for such loans in a competitive environment and the effect each has on our interest rate risk. We originate residential mortgage loans directly through our retail branch network and through our correspondent lender network. We also purchase residential mortgage loans from TPO based on the review of their underwriting and file quality as opportunities arise.

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
The total single-family residential real estate loan portfolio totaled $173.3 million at December 31, 2021. Our nonperforming single-family residential real estate loans, as of December 31, 2021, were $1.0 million.
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
The total consumer loan portfolio totaled $865 thousand as of December 31, 2021. We had no nonperforming consumer loans as of December 31, 2021.
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
Investment Activities
We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Some specific goals of our investment portfolio are as follows:
•provide a ready source of balance sheet liquidity, ensuring adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;
•serve as a tool to manage asset-quality diversification of our assets; and
•provide a vehicle to help manage our interest rate risk profile pursuant to our established policies and maximize our overall return.

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
Limits for investment transactions are based on total transaction amount and require approval if they exceed designated thresholds. Investment transactions up to $10 million require Chief Executive Officer and Chief Financial Officer approval. Investment transactions that exceed $10 million, but up to $30 million, require ALCO approval and any investment transactions that exceed $30 million must be pre-approved by ALM.
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
We evaluate our services on an ongoing basis and will add or remove services based upon the perceived needs and financial requirements of our customers, competitive factors and our financial and other capabilities. Future services may also be significantly influenced by improvements and developments in technology and evolving state and federal laws and regulations.
Competition
In our primary markets in Southern California, we view the Korean-American direct banking market competition, including Open Bank, as comprised of eight banks divided into four segments: large publicly-traded banks (two banks), medium-sized banks (two publicly-traded banks and one locally-owned bank), a small locally-owned bank, and banks that are subsidiaries of Korean banks (two banks). Excluding two banks that are subsidiaries of Korean banks, all six banks, including Open Bank, are based in California. As of December 31, 2021, we are the seventh-largest bank, based on total assets, among this group of eight banks.
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

is not licensed to engage in banking services in the United States, California and, to our knowledge, in any other state in the United States. In February 2014, we entered into a Coexistence Agreement with Open Bank S.A. (the “Coexistence Agreement”), under which both parties agreed that we may use the name “Open Bank” in connection with banking and banking related services in the state of California and the cities of New York, Dallas, Atlanta, Chicago, Seattle and Fort Lee, New Jersey (the “Permitted Markets”). We agreed to limit all of the Bank’s marketing, advertising, publicity, soliciting and or media efforts using the “Open Bank” name to primarily the Korean-American community in the Permitted Markets. However, we have the right under the Coexistence Agreement to market through the internet. The Coexistence Agreement states that these limitations are not intended to mean that we should in any way engage in discriminatory tactics or policy or in any way discriminate against non-Korean-American customers or potential customers. Under the Coexistence Agreement, Open Bank S.A. retains the right to use and market its services in relation to its registered trademark in any state or territory in the United States. We further agreed not to challenge Open Bank, S.A.’s trademark registration or any future applications by Open Bank S.A. The Coexistence Agreement has no termination date and is perpetual. If Open Bank S.A. decides to become a licensed bank in California or in any of the other Permitted Markets, depending on its business and marketing plan, there could be confusion created by the use of the name “Open Bank” which could have a material adverse impact on our ability to build its brand in the Permitted Markets. In addition, if Open Bank, S.A. were to assert that we breached the Coexistence Agreement, Open Bank, S.A. could file for an injunction, seek to have the Bank change its name or seek monetary damages, all of which could have a material adverse impact on our financial condition and results of operations. There are no approval rights of either party for any of the actions or no actions that either party may take under the Coexistence Agreement. To our knowledge Open Bank, S.A. has not initiated any business or marketing activities in the United States other than on the worldwide interest through its website.
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
As of December 31, 2021, we had approximately 193 full-time equivalent employees. Of our workforce, 36% are male and 64% are female. Our executive team is comprised of four females and two males.
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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and affiliates. These laws are intended primarily for the protection of the FDIC’s Deposit Insurance Fund and bank customers rather than shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks and bank holding companies may make, their reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

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
Regulatory Capital Requirements

The Company and the Bank are subject to a comprehensive capital framework (the “Capital Rules”) adopted by Federal banking regulators (including the Federal Reserve and the FDIC). The Capital Rules implement the Basel III framework for strengthening the regulation, supervision and risk management of banks, as well as certain provisions of the Dodd-Frank Act. The Capital Rules generally recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the institution exercises a one-time irrevocable option to exclude certain components of AOCI. We exercised the opt-out election regarding the treatment of AOCI in part to avoid significant variations in our capital levels resulting in changes in the fair market value of our available-for-sale investment securities portfolio as interest rates fluctuate. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for credit losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.

The Capital Rules generally measure an institution’s capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 risk-based capital ratio is the ratio of the institution’s Tier 1 capital to its total risk-weighted assets. The total risk-based capital ratio is the ratio of the institution’s total capital to its total risk-weighted assets. The Tier 1 leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category as prescribed by the regulations and given a percentage weight based on the relative risk of that category. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution’s federal regulator may require the institution to hold more capital than would otherwise be required under the Capital Rules if the regulator determines that the institution’s capital requirements under the Capital Rules are not commensurate with the institution’s credit, market, operational or other risks.

To be adequately capitalized, both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 4.5% or more, a Tier 1 leverage ratio of 4.0% or more, a Tier 1 risk-based ratio of 6.0% or more and a total risk-based ratio of 8.0% or more. In addition to the preceding requirements, both the Company and the Bank are required to maintain a “conservation buffer” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the required minimum levels. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

The Capital Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. The Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.

The Capital Rules also prescribe the methods for calculating certain risk-based assets and risk-based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.
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
The Company

General. As a bank holding company, the Company is subject to regulation, supervision and periodic examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require. In accordance with Federal Reserve laws and regulations, the Company is required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not be in a financial position to do so.

The Company is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, the Company is subject to examination by, and may be required to file reports with, the DFPI.

Acquisitions, Activities and Change in Control. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company, any bank holding company’s acquisition of more than 5% of a class of voting securities of an unaffiliated bank or bank holding company, or acquisition of all or substantially all of the assets of a bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the convenience and needs of the communities to be served, including the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (“CRA”), compliance with fair housing and other consumer protection laws, and the effectiveness in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

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

Federal law also prohibits any person or company from acquiring control of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. The Federal Reserve adopted a tiered framework of presumptions where the level of voting share ownership is assessed in combination with relationship-based factors to determine whether control exists. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.

Under the California Financial Code, any proposed acquisition of control of the Bank must be approved by the Commissioner of the DFPI. The California Financial Code defines “control” as the power, directly or indirectly, to direct the Bank’s management or policies or to vote 25% or more of any class of the Bank’s outstanding voting securities. Additionally, a rebuttable presumption of control arises when any person (including a company) seeks to acquire, directly or indirectly, 10% or more of any class of the Bank’s outstanding voting securities.

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

Source of Strength Doctrine. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. The Company is required to act as a source of strength to the Bank and to commit capital and financial resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company must stand ready to use its available resources to provide adequate capital to the Bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources to assist the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice, a violation of the Federal Reserve’s regulations, or both. The source of strength doctrine most directly affects bank holding companies whose subsidiary bank fails to maintain adequate capital levels. In such situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such bank. In the event of the bank holding company’s bankruptcy, its commitment to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Tie in Arrangements. Federal law prohibits a bank holding company, and any subsidiary banks, from engaging in certain tie in arrangements in connection with the extension of credit. Specifically, subject to certain exemptions, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that the customer must (i) obtain or provide additional credit, property or services from or to the Company or Bank, or (ii) refrain from obtaining other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Dividend Payments, Stock Redemptions and Repurchases. The Company’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Capital Rules, institutions that seek to pay dividends must maintain a capital conservation buffer of 2.5% in common equity Tier 1 capital. See “—Regulatory Capital Requirements” above.

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to its stated maturity, if applicable, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with and inform the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

As a California corporation, the Company is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a “retained earnings” test or a “balance sheet” test. Under the “retained earnings” test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. The Company may also make a distribution under the “balance sheet” test if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. In addition, the Company may not make distributions if it is, or as a result of the distribution would be, likely to be unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature. A California corporation may specify in its articles of incorporation that distributions under the retained earnings test or balance sheet test can be made without regard to the preferential rights amount. The Company’s articles of incorporation do not address distributions under either the retained earnings test or the balance sheet test.
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

Depositor Preference. In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2021, the Bank was eligible to accept brokered deposits without a waiver from FDIC.

Loans to One Borrower. With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for loan losses, and any capital notes and debentures of the bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 1.5 basis points to 40 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity capital.

Additionally, the Dodd-Frank Act increased the minimum designated reserve ratio of the DIF to 1.35% of the estimated amount of total insured deposits as of September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking. During the year ended December 31, 2021, the Bank paid $376 thousand in aggregate FDIC deposit insurance premiums.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the year ended December 31, 2021, the Bank paid supervisory assessments to the DFPI totaling $124 thousand.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Capital Rules generally require that an institution maintains 2.5% in common equity Tier 1 capital. See “—Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2021.

Transactions with Affiliates. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions. Covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including by expanding the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

The federal banking agencies have expressed support for modernizing the CRA regulatory framework, partly to address changes that have occurred due to the rise in digital banking. It is unclear at this time whether and to what extent any changes will be made to the applicable CRA requirements.

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. We are subject to federal laws aiming to counter money laundering and terrorist financing, as well as transactions with persons, companies and foreign governments sanctioned by the United States. These laws include, among others, the USA PATRIOT Act, the Bank Secrecy Act (“BSA”), and the Anti-Money Laundering Act (“AMLA”). These laws prohibit financial institutions from entering into specified financial transactions and account relationships and require them to use enhanced due diligence procedures in their dealings with certain types of high risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Enacted in January 2021, AMLA was intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions. AMLA requires financial institutions to develop standards for evaluating technology and internal processes for BSA compliance, expands enforcement-related and investigation-related authority, institutes BSA whistleblower initiatives and protections, and increases sanctions for certain BSA violations. The Bank has established policies and procedures that it believes comply with these requirements.

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

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio, commercial real estate loans were 295% of risk based capital and increased 42% in preceding three years as of December 31, 2021. The Bank continues to further enhance the monitoring and review process of the real estate loan portfolio.

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

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit UDAAP. The review of products and practices to prevent UDAAP is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The CFPB has examination and enforcement authority over financial institutions with more than $10 billion in total consolidated assets. Banks and savings institutions with $10 billion or less in total consolidated assets, like the Bank, will continue to be examined by their applicable federal bank regulators.

The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition and results of operations. For example, on January 1, 2021, the DFPI was given broad jurisdiction and sweeping new authorities that closely resemble those of the CFPB. The DFPI stated that it intends to exercise its powers to protect consumers from unlawful, unfair, deceptive, and abusive practices in connection with consumer financial products or services. The DFPI also as a matter of state law can now enforce the Dodd-Frank Act’s UDAAP provisions against any person offering or providing consumer financial products in the state of California. Going forward, financial institutions in California are likely to be faced with a powerful state financial services regulatory regime with expansive enforcement authority, and it is unclear how the DFPI and its enforcement activities will affect the Bank in the future.

Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual and statutory damages, restitution and attorneys’ fees. Federal bank regulators, state and local attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain additional remedies, including regulatory sanctions, customer rescission rights, and civil money penalties. Non-compliance with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or prohibition from engaging in such transactions even if approval is not required.

Mortgage and Mortgage-Related Products. Because abuses in connection with home mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Dodd-Frank Act generally required lenders to retain an economic interest in the credit risk relating to loans that the lender sells if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

Home Mortgage Servicing. Pursuant to the Dodd-Frank Act, the CFPB has implemented certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers. Servicers also are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The servicing rules call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provide for an exemption from most of these requirements for “small servicers” that service 5,000 or fewer mortgage loans which they or an affiliate originated or own.

Incentive Compensation Guidance. The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Capital Rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

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

Cybersecurity. The federal bank regulatory agencies have increased their focus on cybersecurity through guidance, examination and regulations. Financial institutions are required to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risk posed by compromised customer credentials and include security measures to authenticate customers accessing internet-based services of the financial institution. The management of a financial institution is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

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

Risks Related to Our Business

–Decline in general business and economic conditions

–Impact of COVID-19

–Participation in the Small Business Administration (“SBA”) Paycheck Protection Program

–Adverse economic conditions in Asia, particularly South Korea

–Fluctuations in interest rates

–Monetary Policy and the Federal Reserve

–Losses on our securities portfolio, particularly from increases in interest rates

–Liquidity risks

–Failure to successfully manage credit risks

–Uncertainty relating to replacement of LIBOR

Risks Related to Our Loans

–Negative changes in the economy affecting real estate values and liquidity

–Commercial borrowers present risks

–Risks from non-qualified single family home mortgage lending business

–Unreliability of loan appraisals used in real property loan decisions

–Small and medium business loans subject to greater risks from adverse business developments

–Underwriting practices may not forecast poor loan performance

–Lack of seasoning of our loan portfolio due to recent growth over the last five years

Risks Related to our SBA Loan Program

–Dependence on U.S. federal government SBA loan program

–Recognition of gains on sale of loans and servicing asset valuations subject to our assumptions we use

–Credit risks from non-guaranteed portion of SBA loans we retain and do not sell

–Credit risks from SBA loans we sell as a result of repurchase obligations

Risks Related to Our Deposits

–Concentrations of deposit relationships

–Competition for deposits may increase cost of deposits negatively affecting our deposit growth

Risks Related to Management

–Success depends on the skills of our management and their retention

–Competition for skilled and experienced senior level management employees

Risks Related to Credit Quality

–Nonperforming assets demand management time to resolve and can affect our financial results

–Allowance for loans losses may be insufficient to absorb potential losses in our loan portfolio

–Environmental liabilities on foreclosed real estate collateral

–Adverse effect of new accounting standards for loan losses which may increase our allowance

Risks Related to our Growth Strategy

–Inability to continue the growth of loans and deposits

–Risks related to acquisitions, including finding suitable targets and integration risks following completion

–Limited ability to expand because of an existing license agreement for the use of “Open Bank”

–Risks of entering into new markets

–Managing risks of opening new branches

–Managing risks of adding new lines of business

Risks Related to Our Capital

–Recent regulatory requirements

–Raising new capital

–Commitment to contribute 10% of our after tax income to the Open Stewardship Foundation

Competition Risks

–Competition among financial institutions, many of whom are much larger, have greater capital, more advanced technology

–Modest size makes it more difficult to compete with larger financial institutions

–Focus on marketing to the Korean-American geographic areas we serve

Other Business Risks

–Costs and effects of litigation, investigations or similar matters

–Soundness of other financial institutions

–Severe weather, natural disasters (including fire and earthquakes), wide spread disease or pandemics (including the COVID-19 pandemic), acts of war, and terrorism

Risks Related to Our Reputation

–Failure to maintain a favorable reputation with our customers and communities

–Failure of our risk management framework

–Failure to implement new technology

–System failures or breaches of our network security

–Difficulties of our third-party providers, termination of their services, or their failure to comply with regulatory requirements

–Breaches of customer information, computer viruses

–Inaccurate information provided to us by customers or counterparts

–Inaccurate information provided by third party consumer reporting agencies

–Employee misconduct

Finance and Accounting Risks

–Reliance on risk management processes and analytical and forecasting models

–Realization of our deferred tax assets

–Changes in accounting standards

–Failure maintain effective controls

Legislative and Regulatory Risks

–Extensive government regulation that could limit or restrict our activities

–Legislative and regulatory actions now or in the future increase our costs, impact our business and financial results

–Monetary policies and regulations of the Federal Reserve

–Federal and state regulatory exams

–Consumer protection laws and regulations

–Mortgage lender liability and penalties under federal law for making false statements

–Potential violation of predatory lending laws

–Complaints and demands of consumer advocacy groups alleging discriminatory lending practices

–Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations

Risks Related to Our Common Stock

–Small trading volume

–Volatile trading price of our common stock

–Investment in common stock is not an insured deposit

–Equity research analysts interest in our common stock, unfavorable commentary or downgrade of our common stock

–Changes in dividend policy

–Limitations on director liability for monetary damages for failure to exercise their fiduciary duty

–Potential dilution from issuance of additional equity securities

–Issuance of preferred stock without further shareholder approval which may have rights and preferences over our common stock

–Charter documents and California law may have an anti-takeover effect limiting changes of control

–Reduced regulatory and reporting requirements as an “emerging growth company”
Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position and results of operations.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and the Los Angeles-Long Beach-Anaheim, California Metropolitan Statistical Areas. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. Geopolitical developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China, South Korea and Japan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, inflation, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position and results of operations.

Risks relating to the Impact of COVID-19 could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has created economic and financial disruptions that could adversely affect our business, financial condition, liquidity, capital, and results of operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The impact of the omicron variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the omicron variant and other variants, and the response by governmental bodies to reinstate restrictive measures.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material adverse effect on our business, financial condition and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;

•our allowance for credit losses on loans may have to be increased if borrowers experience financial difficulties;

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets; and

•cybersecurity, information security and operational risks could result from work-from-home arrangements, and the unavailability of critical services provided by third party vendors.

Our commercial real estate loans are dependent on the profitable operation and management of the properties securing such loans. The longer the pandemic persists, the stronger the likelihood that COVID-19 could have a significant adverse impact by reducing the revenue and cash flows of our borrowers, impacting the borrowers’ ability to repay their loans, increasing the risk of delinquencies and defaults, and reducing the collateral value underlying the loans.

The extent to which the COVID-19 pandemic will ultimately affect our financial condition and results of operations is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the ability of pharmaceutical companies and governments to continue to manufacture and distribute those vaccines, changes to interest rates, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Any one or a combination of these factors could negatively impact our business, financial condition and results of operations.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

Federal and state governments have enacted laws intending to stimulate the economy in light of the business and market disruptions related to COVID-19, including the Small Business Administration Paycheck Protection Program. Our Bank participated as a lender in both rounds of the PPP. We understand that PPP loans are fully guaranteed by the SBA and believe the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency. Several other large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We and the Bank may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans and our PPP process. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations

Adverse conditions in Asia and elsewhere could adversely affect our business.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, or instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. To manage credit risk successfully , we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the uncertainty relating to LIBOR calculation process and potential phasing out of LIBOR.

The Financial Conduct Authority in the United Kingdom, which regulates LIBOR, will not guarantee the continuation of LIBOR after 2021. The Federal Reserve selected a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”) to replace LIBOR. SOFR differs in its methodology from LIBOR in that it is backward looking and is likely to be lower than LIBOR and less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question; however, in 2021 we began transitioning to SOFR for our instruments indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio. In addition, there is a risk that we may not complete our full transition to alternative indices or reference rates by the time LIBOR is no longer available. Once LIBOR rates are no longer available, we may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2021, approximately 83.3% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2021, we had $1.14 billion of commercial loans, consisting of $701.5 million of commercial real estate loans, $220.1 million of SBA loans, and $162.5 million of commercial and industrial loans, including trade finance loans, for which real estate is not the primary source of collateral. Commercial loans represented 86.7% of our total loan portfolio at December 31, 2021. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

Our single family residential loan product consists primarily of non-qualified single family home mortgage loans which may be considered less liquid and more risky.

As of December 31, 2021, our single family home mortgage loan portfolio amounted to $173.3 million or 13.2% of our total loan portfolio. As of December 31, 2021, most of our single family home mortgage loans were non-qualified mortgage loans, and our non-qualified single family home mortgage loans had an average loan-to-value of 59%.. We originated $57.6 million and $48.2 million of single family home mortgage loans for the year ended December 31, 2021 and 2020, respectively. We also purchased $48.9 million of single family home mortgage loans from TPO for the year ended December 31, 2021.

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

The small- and medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our business, financial condition and results of operations

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small- to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need significant additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be adversely affected.

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

Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could materially and adversely affect our business, financial condition and results of operations. For information about the average age of our loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Nonperforming Loans.”
Risks Related to our SBA Loan Program

SBA lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

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

The recognition of gains on the sale of SBA loans and servicing asset valuations reflect certain assumptions.

We expect that gains on the sale of U.S. government guaranteed loans will comprise a significant component of our revenue. The gain on such sales recognized for the year ended December 31, 2021 was $11.3 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while such valuations are subject to validation by an independent third party we believe these valuations reflect fair value, if they do not, then our business, financial condition and results of operations may be materially and adversely affected.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $304.9 million of SBA loans, including SBA PPP loans of $88.1 million, for the year ended December 31, 2021, compared to $204.1 million of SBA loans, including SBA PPP loans of $66.3 million, for the year ended December 31, 2020. We sold $110.3 million of SBA loans for the year ended December 31, 2021, and $85.0 million for the year ended December 31, 2020, of the guaranteed portion of our SBA loans. We generally retain the non-guaranteed portions of the SBA loans that we originate. As of December 31, 2021, we held $365.3 million of SBA loans on our balance sheet, of which $235.2 million, or 64%, consisted of the non-guaranteed portion of SBA loans, of which $40.6 million, or 11%, consisted of the 100% guaranteed SBA PPP loans of SBA loans, and of which $89.4 million, or 25%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2022. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be materially and adversely impacted.

When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loans and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our business, financial condition and results of operations could be materially and adversely affected.
Risks Related to Our Deposits

Our deposit portfolio includes significant concentrations and a large percentage of our deposits is attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have some seasonality. Our 10 largest retail depositor relationships accounted for approximately 13.6% of our deposits as of December 31, 2021. Our largest retail depositor relationship accounted for approximately 3.1% of our deposits as of December 31, 2021. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. Our largest wholesale depositor relationship accounted for approximately 3.9% of our deposits as of December 31, 2021. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe we are capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave, it could have a material adverse effect on our business, financial condition and results of operations.

Intense competition among U.S. banks for customer deposits, may increase our cost of retaining current deposits or procuring new deposits, and may otherwise negatively affect our ability to grow our deposit base.

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

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining talent may continue to increase. We need to continue to attract and retain key employees and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations.” In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings. The loss of the services of any senior executive and, in particular, Ms. Min Kim, our President and Chief Executive Officer, or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to our Credit Quality

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2021, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $3.2 million, or 0.24% of our gross loans, and 0.19% of total assets. We did not have other real estate owned (“OREO”) as of December 31, 2021.

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

In addition, we evaluate all loans identified as impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as nonperforming or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified.

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

Environmental liabilities could materially and adversely affect our business and financial condition.

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

The new CECL standard is effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. In October 2019, FASB agreed to delay implementation of the CECL standard for certain companies, including those companies that qualify as smaller reporting companies under SEC rules, until January 1, 2023. We currently expect to continue to qualify as a smaller reporting company based upon the current SEC definition and as a result will likely be able to defer implementation of the new CECL standard for a period of time. Nevertheless, we are currently evaluating the potential impact on our consolidated financial statements. Since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in our portfolio at the time of adoption, the quantitative impact cannot yet be reasonably determined, but it is expected that we will likely be required to increase our reserves and allowance for loan loss as a result of the implementation of CECL.
Risks Related to our Growth Strategy

We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth.

We have grown our consolidated assets from $1.37 billion as of December 31, 2020 to $1.73 billion as of December 31, 2021. Our deposits have grown from $1.20 billion as of December 31, 2020 to $1.53 billion as of December 31, 2021. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

There is risk related to acquisitions.

We plan to continue to grow our business organically. However, from time to time, we may consider opportunistic strategic acquisitions that we believe support our long-term business strategy. When considering acquisition opportunities we face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions. Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to complete future acquisitions and, if we do complete such acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. We cannot determine all potential events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

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

The Coexistence Agreement will limit our potential geographic expansion to the Permitted Markets. Those limitations could affect our overall growth over the long term. To our knowledge, Open Bank S.A. had not undertaken any actions to engage in any business or marketing activities in the United States other than have a presence on the internet through their website.

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
Risks Related to Our Capital

We are subject to more stringent capital requirements.

We are subject to current and changing regulatory requirements specifying minimum amounts and types of capital that we must maintain. In particular, the capital requirements applicable to us under the recently adopted Capital Rules started to be phased-in on January 1, 2015. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and could materially adversely affect our business, financial condition and results of operations.

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

The Open Stewardship Foundation (“Foundation”) is our platform for our community outreach activities. We support the Foundation through our commitment formalized in the Bank’s bylaws to donate an amount equal to 10% of our consolidated after tax net income to the Foundation, subject to legal and regulatory restrictions. This commitment, therefore, reduces our net income and our ability to build capital through our retained earnings.
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

Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers which would put us at a competitive disadvantage. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

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

In the normal course of business, we directly or through third parties collect, store, share, process and retain sensitive and confidential information regarding our customers. We devote significant resources and management focus to ensuring the integrity of our systems, against damage from fires or other natural disasters; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; breaches, physical break-ins or errors resulting in interruptions and unauthorized disclosure of confidential information, through information security and business continuity programs. Notwithstanding, our facilities and systems, and those of third party service providers, are vulnerable to interruptions, external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, force majeure events, or other similar events. We outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties including those resulting from breach, breakdowns or other disruptions in communication services, cyber-attacks and security breaches or if we otherwise have difficulty in our ability to deliver products and services to our customers and otherwise conduct business operations and could have a material adverse effect on our business, financial condition and results of operations.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer's information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Reported incidents of fraud and other financial crimes have increased through the U.S. We have also experienced losses due to apparent fraud and other financial crimes. Increased use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and operations, coupled with the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others increases our security risks. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers continue to engage in attacks against large financial institutions. These attacks include denial of service attacks designed to disrupt external customer facing services, and ransomware attacks designed to deny organizations access to key internal resources or systems. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection. Further, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party's information systems or their payment processors. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems where we may be liable for losses. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our customers' or counterparties' confidential information, including employees.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets, failures or disruptions in our communications, information and technology systems, or our failure to adequately address them, could negatively affect our customer relationship management, general ledger, deposit, loan or other systems. We cannot assure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. Our insurance may not fully cover all types of losses. The occurrence of any failures or interruptions of our communications, information and technology systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition or results of operations. We could be required to provide notices of security breaches. Such failures could result in increased regulatory scrutiny, legal liability, a loss of confidence in the security of our systems, our payment cards, products and services, and negative effects on our brand which could have a material adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. Some of the information regarding customers provided to us is also used in our proprietary credit decision making and scoring models, which we use to determine whether to do business with customers and the risk profiles of such customers which are subsequently utilized by counterparties who lend us capital to fund our operations. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our customers. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if those representations are misleading, false, inaccurate or fraudulent and we rely on that materially misleading, false, inaccurate or fraudulent information.

We depend on the accuracy and completeness of information provided by customers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of such customers and counterparties, including financial statements and other financial information. Some of the information regarding customers provided to us is also used in our proprietary credit decision making and scoring models, which we use to determine whether to do business with customers and the risk profiles of such customers which are subsequently utilized by counterparties who lend us capital to fund our operations. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. While we have a practice of seeking to independently verify some of the customer information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, not all customer information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our originations or from service providers we engage to assist in the approval process. Any such misrepresented information could have a material adverse effect on our business, financial condition and results of operations.

Credit and other information that we receive from third parties about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause us to inaccurately price loans.

We obtain borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assign loan grades to loan requests based on our credit decisions that takes into account reported credit score, other information reported by the consumer reporting agencies and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete, fraudulent or inaccurate consumer reporting data, and we do not independently verify the information obtained from the borrower’s credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have: become delinquent in the payment of an outstanding obligation; defaulted on a pre-existing debt obligation; taken on additional debt; lost his or her job or other sources of income; or sustained other adverse financial events. If borrowers default on loans that are not priced correctly, our reputation may be harmed and we may suffer other adverse effects.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2021, we had net deferred tax assets of $8.4 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under U.S. generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

Changes in accounting standards could materially impact our financial statements.

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. Restating or revising our financial statements may result in reputational harm or may have other adverse effects on us.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC and the DFPI. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities , maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Presently, in addition to refining existing regulations implemented after the 2007-2008 financial crisis, the banking regulators are also focusing their attention on certain policy areas, such as climate risk, digital currencies, and technological innovation. This new focus may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules.

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

The Federal Reserve, the FDIC, and the DFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require correction of any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors. If it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, the regulatory agencies may terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discrimination and impose other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and the CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the Community Reinvestment Act, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition and results of operations.

The federal government is increasingly seeking significant monetary damages and penalties against mortgage lenders and servicers under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and the False Claims Act (“FCA”) for making false statements and seeking reimbursement for ineligible costs and expenses.

The federal government has initiated a number of actions against mortgage lenders and servicers alleging violations of FIRREA and the FCA. Some of the actions against lenders allege that the lenders sold defective loans to Fannie Mae and Freddie Mac, while representing that the loans complied with their underwriting guidelines. The federal government has also brought actions against lenders asserting that they submitted claims for loans insured by the Fair Housing Administration, or FHA, that the lender falsely certified to U.S. Department of Housing and Urban Development met FHA underwriting requirements that resulted in FHA paying out millions of dollars in insurance claims to cover the defaulted loans. Other allegations involve the Home Affordable Modification Program (“HAMP”), which is a federal program established to help eligible homeowners impacted by financial hardship by offering them loan modifications on their mortgages. HAMP requires participating mortgage servicers to file annual certifications that they have been truthful and accurate in their HAMP-related activities, including reports they submitted to the government in which they acknowledged that providing false or fraudulent information may violate the FCA. Actions have also been filed against certain banks alleging they improperly denied borrowers access to HAMP services, and submitted fraudulent certifications and accepted financial incentives for HAMP participation. Because these actions carry the possibility for treble damages, many have resulted in settlements totaling in the hundreds of millions of dollars, as well as required lenders and servicers to make significant changes in their practices.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act (“ECOA”), prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin, among others. Various federal regulatory agencies and departments, including the U.S. Department of Justice and the CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals). These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. Regulatory agencies and private plaintiffs are expected to apply the “disparate impact” theory it to both the Fair Housing Act and ECOA in the context of mortgage lending and servicing. To the extent that the “disparate impact” theory continues to apply, it may significantly increase our administrative burdens,, compliance requirements and potential liability for failures to comply.

In addition to reputational harm, violations of ECOA and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering statutes and regulations.

The BSA, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act of 1999 which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition and results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.
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

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•actual or anticipated variations in our quarterly results of operations;

•recommendations by securities analysts;

•operating and stock price performance of other companies that investors deem comparable to us;

•news reports relating to trends, concerns and other issues in the financial services industry generally;

•perceptions in the marketplace regarding us and/or our competitors;

•fluctuations in the stock price and operating results of our competitors;

•domestic and international economic factors unrelated to our performance;

•general market conditions and, in particular, developments related to market conditions for the financial services industry;

•new technology used, or services offered, by competitors; and

•changes in government regulations.

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

Our dividend policy and/or share repurchase program may change without notice, and our future ability to pay dividends or repurchase or redeem shares is subject to restrictions.
Our board of directors declared quarterly cash dividends in 2019 and we increased our quarterly cash dividend to $0.07 per share from $0.05 per share in January 2020 and further increased to $0.10 per share in October 2021. In addition, in January 2019, August 2019, February 2020, and September 2020, our board of directors approved stock repurchase programs that authorized the repurchase of up to 400,000, 475,000, 500,000, and 500,000 shares of common stock, respectively. As of December 31, 2021, we repurchased an aggregate of 1.6 million shares at an average price of $8.58 per share. However, we have no obligation to continue doing so and may change our dividend policy and/or share repurchase program at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends, as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends paid to holders of our common stock and the maintenance of share repurchase program.

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

The Capital Rules also introduced a new capital conservation buffer on top of the minimum risk-based capital ratios. Failure to maintain a capital conservation buffer above certain levels will result in restrictions on the Bank’s ability to make dividend payments, repurchases, redemptions or other capital distributions. These requirements, and any other new regulations or capital distribution constraints, could adversely affect the ability of the Bank to pay dividends to the Company and, in turn, affect our ability to pay dividends on our common stock.

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

Although there are currently no shares of our preferred stock issued and outstanding, our articles of incorporation authorize us to issue up to 10 million shares of one or more series of preferred stock. Our board of directors also has the power, without shareholder approval (subject to Nasdaq shareholder approval rules), to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our shareholders (subject to Nasdaq shareholder approval rules) may impede a takeover of the Company and prevent a transaction perceived to be favorable to our shareholders.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Corporate Offices
Our corporate offices are located at 1000 Wilshire Blvd., Los Angeles, California 90017 on the fifth floor of a twenty-two story Class-A type office building. Our corporate office space consists of 19,072 square feet and is subject to a lease which expires in January 2030. The current monthly rent for the fifth floor is $40,183 and is subject to 3.1% annual increases until the lease expires.
Branch Offices

Office	Location
Wilshire Office	1000 Wilshire Blvd.,
Los Angeles, CA 90017
Fashion District Office	747 East 10th Street, 3rd Floor
Los Angeles, CA 90021
Aroma Office	3680 Wilshire Blvd.
Los Angeles, CA 90010
Olympic Office	3030 West Olympic Blvd.
Los Angeles, CA 90006
Western Office	550 South Western Avenue
Los Angeles, CA 90020
Gardena Office	15435 South Western Avenue
Gardena, CA 90249
Buena Park Office	5141 Beach Blvd.
Buena Park, CA 90621
Santa Clara Office	2998 East El Camino Real
Santa Clara, CA 95051
Carrollton Office	2540 Old Denton Road
Carrollton, TX 75006
Cerritos Office*	11811 South Street
Cerritos, CA 90703
* We anticipate the Cerritos Office to initiate operations in the first quarter of 2022.

Wilshire Office. The Wilshire Office is located on the first floor at 1000 Wilshire Blvd, Los Angeles, California, where our corporate offices are also located. The office consists of 11,115 square feet and is subject to a lease which expires in January 2030. The current monthly rent is $22,786 and is subject to 3% annual increases until the lease expires.
Fashion District Office. The Fashion District Office is located on the third floor in a four-story multi-tenant multi-use stand-alone building in Downtown, Los Angeles, California. The office consists of approximately 2,189 square foot and is subject to a lease which expires in June 2022. The current monthly rent is $5,790.
Aroma Office. In June 2013, we leased approximately 2,734 square feet on the ground floor in a five-story multi-tenant multi-use stand-alone building located in Koreatown, Los Angeles, California. The current monthly rent is $8,576 and is subject to annual increases equal to the Consumer Price Index (CPI), not to exceed 3%, until the lease expires in May 2023. We have reserved the right to extend the term of the lease for two additional periods of five years.
Olympic Office. In April 2014, we leased approximately 3,800 square feet in a one-story shopping strip building. The current monthly rent is $10,110 and is subject to annual CPI adjustments until the lease expires in March 2024. We have reserved the right to extend the term of the lease for two additional periods of five years each.
Western Office. In June 2015, we leased a building with approximately 12,450 square feet. The current monthly rent is $47,643 and is subject to 3% annual increases until the lease expires in May 2025. We have reserved the right to extend the term of the lease for two additional periods of five years each. The office utilizes approximately 4,000 square feet and the remaining space, including the common area, is being used by two other departments.
Gardena Office. In September 2012, we leased approximately 1,520 square feet on the first floor in a two-story multi-tenant, multi-use, stand-alone building. The current monthly rent payment is $4,276 for the remainder of the lease, which expires in August 2022.
Buena Park Office. In April 2013, we leased approximately 3,047 square feet in a newly built Class-A shopping strip building. The current monthly rent is $11,707 and is subject to annual increases based on CPI until the lease expires in March 2023. We have reserved the right to extend the term of the lease for two additional periods of five years each.
Santa Clara Office. In August 2017, we leased approximately 2,678 square feet in a building. The current monthly rent is $10,086 and is subject to annual increases of 3% until the lease expires in August 2027. We have reserved the right to extend the term of the lease for two additional periods of five years each.
Carrollton Office. In September 2018, we leased approximately 5,532 square feet in a commercial shopping center. The monthly rent is fixed at $16,135 until April 2024 and is subject to increase to $18,440 per month thereafter for the next five years until the lease expires in April 2029. We have reserved the right to extend the term of the lease for two additional periods of five years each.
Cerritos Office. In September 2021, we leased approximately 2,750 square feet on the ground floor in a commercial shopping center. The monthly rent is fixed at $6,875 until October 2026 and is subject to increase to $7,563 per month thereafter until the lease expires in October 2031. We have reserved the right to extend the term of the lease for two additional periods of five years each.
Loan Production Offices
We maintain loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington.
Item 3. Legal Proceedings.
In the normal course of business, we are subject to legal proceedings or claims. Management has reviewed all legal claims against us and possible loss contingencies, and does not expect the amounts to be material to any of the consolidated financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the symbol “OPBK.”

The following table sets forth the quarterly range of high and low closing prices of our common stock:

Periods	High	Low
October 1, 2021 - December 31, 2021	$13.77	$10.25
July 1, 2021 -September 30, 2021	$10.94	$9.58
April 1, 2021 - June 30, 2021	$11.35	$9.75
January 1, 2021 - March 31, 2021	$12.04	$7.41
October 1, 2020 - December 31, 2020	$7.80	$7.51
July 1, 2020 -September 30, 2020	$5.94	$5.67
April 1, 2020 - June 30, 2020	$6.95	$6.69
January 1, 2020 - March 31, 2020	$7.46	$7.12

Holders
On December 31, 2021, we had approximately 1,977 record holders of our common stock.
Dividends
On October 28, 2021, the Company increased a quarterly cash dividend to $0.10 per share from $0.07 per share ($0.40 per share on an annualized basis and an annual yield of 3.9% based on a common share price of $10.30 per share at September 30, 2021). We believe that the proposed level of dividends is reasonable based on our review of our overall risk profile, and an evaluation of our current and anticipated capital, asset quality, earnings, liquidity and sensitivity position. However, the amount of dividends to be paid will be subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activities of the stock repurchase program during twelve months ended December 31, 2021.

Purchase date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Program	Approximate Number of Shares that May Yet Be Purchased Under the Program
January 1, 2021 - March 31, 2021	3,830	$7.50	3,830	298,484
April 1, 2021 - June 30, 2021	—	—	—	—
July 1, 2021 - September 30, 2021	—	—	—	—
October 1, 2021 - December 31, 2021	—	—	—	—
	3,830	$7.50	3,830	298,484

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and the related notes thereto contained in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
We are a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank, our banking subsidiary. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American community.
Our results of operations depend primarily on our net interest income. We drive our income from interest received on our loan portfolio and the fee income we receive in connection with our deposits and the sale and service of SBA loans. Our major operating expenses are the interest we pay on deposits, the salaries and related benefits we pay our management and staff and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate seven branches in Los Angeles County and Orange County, one branch in Santa Clara County, and one branch in Carrollton, Texas. We anticipate opening our tenth full service branch in Cerritos, located in Los Angeles County, California, in the first quarter of 2022. We have four loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington.
As of December 31, 2021, we had total assets of $1.73 billion, gross loans of $1.31 billion, total deposits of $1.53 billion, and total consolidated shareholders’ equity of $165 million. For the years ended December 31, 2021, 2020 and 2019, we recorded net income of $28.8 million, $13.1 million and $16.8 million, respectively.
The following significant items are of note for the year ended December 31, 2021 compared to the year ended December 31, 2020:
•Net income totaled $28.8 million or $1.88 per diluted common share for 2021, compared to $13.1 million or $0.85 per diluted common share
•Net interest income increased to $61.0 million, up 34.5% from $45.4 million
•Total assets of $1.73, a 26.3% increase
•Gross loans of $1.31 billion, a 19.5% increase
•Total deposits of $1.53 billion, a 27.8% increase
•Shareholders’ equity of $165.2 million, a 15.2% increase

Selected Financial Data
	As of or For the Year Ended December 31,
($ in thousands, except share and per share data)	2021	2020	2019
Income Statement Data:
Interest income	$64,158	$53,656	$58,779
Interest expense	$3,132	$8,292	$14,507
Net interest income	$61,026	$45,364	$44,272
Provision for loan losses	$522	$5,961	$1,102
Noninterest income	$16,017	$10,771	$11,426
Noninterest expense	$35,865	$31,940	$32,520
Income before taxes	$40,656	$18,234	$22,076
Provision for income taxes	$11,816	$5,107	$5,319
Net income	$28,840	$13,127	$16,757
Per Share Data:
Basic income per share	$1.89	$0.85	$1.04
Diluted income per share	$1.88	$0.85	$1.03
Book value per share (at period end)	$9.55	$9.55	$8.95
Shares of common stock outstanding	15,137,808	15,016,700	15,703,276
Weighted average diluted shares	15,155,347	15,223,888	15,935,314
Balance Sheet Data:
Gross loans receivable	$1,314,019	$1,099,736	$990,138
Loans held for sale	$89,428	$26,659	$2,100
Allowance for loan losses	$16,123	$15,352	$10,050
Total assets	$1,726,691	$1,366,826	$1,179,520
Deposits	$1,534,066	$1,200,090	$1,020,711
Shareholders’ equity	$165,222	$143,366	$140,576
Performance Ratios:
Return on average assets	1.83%	1.03%	1.51%
Return on average equity	18.90%	9.35%	12.42%
Yield on total loans	4.94%	4.91%	5.96%
Yield on average earning assets	4.23%	4.40%	5.56%
Cost of average interest bearing liabilities	0.42%	1.18%	2.13%
Cost of deposits	0.22%	0.75%	1.52%
Net interest margin	4.02%	3.72%	4.19%
Efficiency ratio (1)	46.55%	56.90%	58.39%
Asset Quality Data (at Period End):
Net charge-offs to average gross loans receivable	0.02%	0.00%	0.07%
Nonperforming assets to gross loans receivable plus OREO	0.24%	0.09%	0.16%
Allowance for loan losses to nonperforming loans	503.84%	1558.58%	649.22%
Allowance for loan losses to gross loans receivable	1.23%	1.40%	1.02%
Balance Sheet and Capital Ratios:
Gross loans receivable to deposits	85.66%	91.64%	97.00%
Noninterest-bearing deposits to deposits	50.50%	43.56%	22.38%
Average equity to average total assets	9.71%	11.06%	12.19%
Leverage ratio	9.58%	10.55%	12.14%
Common equity tier 1 ratio	12.42%	13.56%	14.16%
Tier 1 risk-based capital ratio	12.42%	13.56%	14.16%

Total risk-based capital ratio	13.66%	14.81%	15.18%

(1)     Represents noninterest expense divided by the sum of net interest income and noninterest income.
COVID-19 Update
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
Loan Payment Deferrals

In early 2020, we began providing payment deferrals of up to 12 months for our commercial and consumer borrowers who had been adversely impacted by the COVID-19 pandemic and had not been delinquent over 30 days on payments at the time of the borrowers’ deferral requests. For the loans modified under this program, in accordance with the provisions of Section 4013 of the CARES Act and the interagency statement issued by bank regulatory agencies, we elected to not apply troubled debt structuring classification who were current as of December 31, 2019. Through December 31, 2021, the Company has processed loan deferments for borrowers across multiple industries representing 226 loan accounts, with an aggregate loan balance of $250.8 million under the interagency guidance and Section 4013 of the CARES Act. As of December 31, 2021, total outstanding balance of remaining in deferment status balance was $5.0 million and represented 0.4% of the total portfolio, down from 2.7% as of December 31, 2020.

The following tables summarize loan portfolio breakdown by industry and loan deferment as of December 31, 2021:

Loan Portfolio Breakdown by Industry Excluding home mortgage and consumer loans ($ in thousands)	As of December 31, 2021
Industry	Number of Accounts	% of Total	Balance	% of Total
Hotel / motel	249	11.5%	$186,534	15.2%
Wholesale	154	7.2	70,181	5.7
Food services / restaurant	298	13.9	45,707	3.7
Real estate lessor	239	11.1	412,641	33.6
Gas station	243	11.3	207,295	16.8
Other	967	45.0	306,921	25.0
Total	2,150	100.0%	$1,229,279	100.0%

Loan Deferment Summary by Industry Excluding home mortgage and consumer loans ($ in thousands)	As of December 31, 2021
Industry	Number of Accounts	% of Deferment	% of Total Loans	Balance	% of Deferment	% of Total Loans
Hotel / motel	1	33.4%	0.4%	$4,546	90.1%	2.4%
Wholesale	1	33.3	0.6	467	9.3	0.7
Food services / restaurant	1	33.3	0.3	31	0.6	0.1
Total	3	100.0%	0.1%	$5,044	100.0%	0.4%

Loan Deferment Summary by Loan Type ($ in thousands)	As of December 31, 2021
	Number of Accounts			Loan Balance
Loan Type	Number of Accounts	% of Deferment	% of Total Loans	Balance	% of Deferment	% of Total Loans
Real estate	1	33.3%	0.1%	$4,546	90.1%	0.5%
Commercial and industrial	2	66.7	0.2	498	9.9	0.2
Loans, excluding home mortgage and consumer	3	100.0	0.1	5,044	100.0	0.4
Home mortgage	0	—	—	—	—	—
Total	3	100.0%	0.1%	$5,044	100.0%	0.4%

Loan Deferment Status Change by Loan Type ($ in thousands)	Total Deferments under the CARES Act through December 31 2021		Payment Resumed or Paid Off through December 31 2021		Remaining Deferments as of December 31 2021
Loan Type	Number of Accounts	Balance	Number of Accounts	Balance	Number of Accounts	Balance
Loans, excluding home mortgage and consumer	157	$220,553	154	$215,509	3	$5,044
Home mortgage	69	30,205	69	30,205	—	—
Total	226	$250,758	223	$245,714	3	$5,044

Paycheck Protection Program

Beginning in April 2020, we accepted applications under the PPP administered by the SBA under the CARES Act, as amended by the Economic Aid Act enacted on December 27, 2020 and have originated loans to qualified small businesses. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. To the extent not forgiven, loans are subject to terms of the program. Since the PPP’s inception through December 31, 2021, we have funded $154.5 million, and $118.7 million of principal forgiveness has been provided on qualifying PPP loans. As of December 31, 2021, there were unamortized net deferred fees and unaccreted discounts of $1.2 million to be recognized over the estimated life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period.
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
The ALL is maintained at a level that management believes is appropriate to provide for known and inherent incurred loan losses as of the date of the Consolidated Balance Sheets and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are determined on an individual loan basis.
The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses available information to recognize losses on loans, changes in economic or other conditions may necessitate revision of the estimate in future periods.
RESULTS OF OPERATIONS
Net Income

We reported net income for the year ended December 31, 2021 of $28.8 million, compared to net income of $13.1 million for the year ended December 31, 2020. The increase was primarily due to a $15.7 million increase in net interest income and $5.4 million decrease in provision for loan losses, partially offset by a $6.7 million increase in provision for income taxes.

We reported net income for the year ended December 31, 2020 of $13.1 million, compared to net income of $16.8 million for the year ended December 31, 2019. The decrease was primarily due to a $4.9 million increase in provision for loan losses, offset by a $1.1 million increase in net interest income.

	Year Ended December 31,
($ in thousands)	2021	Change	2020	Change	2019
Interest income	$64,158	$10,502	$53,656	$(5,123)	$58,779
Interest expense	3,132	(5,160)	8,292	(6,215)	14,507
Net interest income	61,026	15,662	45,364	1,092	44,272
Provision for loan losses	522	(5,439)	5,961	4,859	1,102
Noninterest income	16,017	5,246	10,771	(655)	11,426
Noninterest expense	35,865	3,925	31,940	(580)	32,520
Income before taxes	40,656	22,422	18,234	(3,842)	22,076
Provision for income taxes	11,816	6,709	5,107	(212)	5,319
Net income	$28,840	$15,713	$13,127	$(3,630)	$16,757

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

	For the Year Ended
	December 31, 2021			December 31, 2020
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest-earning assets:
Federal funds sold and other investments (1)	$142,845	$625	0.44%	$91,850	$650	0.71%
Available-for-sale debt securities	108,346	1,085	1.00	73,410	1,177	1.60
Total investments	251,191	1,710	—	165,260	1,827	—
Real estate loans	672,045	30,645	4.56	636,809	30,616	4.81
SBA loans	355,114	21,760	6.13	200,110	11,231	5.61
C & I loans	114,628	4,463	3.89	93,490	3,887	4.16
Home Mortgage loans	122,465	5,520	4.51	122,195	5,977	4.89
Consumer & other loans	1,095	60	5.51	2,102	118	5.61
Loans (2)	1,265,347	62,448	4.94	1,054,706	51,829	4.91
Total interest-earning assets	1,516,538	64,158	4.23	1,219,966	53,656	4.40
Noninterest-earning assets	55,201			49,224
Total assets	$1,571,739			$1,269,190

Interest-bearing liabilities:
Money market deposits and others	$362,900	$1,134	0.31%	$307,316	$2,174	0.71%
Time deposits	378,585	1,998	0.53	391,667	6,118	1.56
Total interest-bearing deposits	741,485	3,132	0.42	698,983	8,292	1.19
Borrowings	1,988	—	—	5,505	—	0.00
Total interest-bearing liabilities	743,473	3,132	0.42	704,488	8,292	1.18
Noninterest-bearing liabilities:
Noninterest-bearing deposits	656,130			406,401
Other noninterest-bearing liabilities	19,558			17,889
Total noninterest-bearing liabilities	675,688			424,290
Shareholders’ equity	152,578			140,412
Total liabilities and shareholders’ equity	$1,571,739			$1,269,190
Net interest income / interest rate spreads		$61,026	3.81%		$45,364	3.22%
Net interest margin			4.02%			3.72%

Cost of deposits			0.22%			0.75%
Cost of funds			0.22%			0.75%

(1)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank (“PCBB”) stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(2)    Average loan balances include non-accrual loans and loans held for sale

	For the Year Ended
	December 31, 2020			December 31, 2019
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest-earning assets:
Federal funds sold and other investments (1)	$91,850	$650	0.71%	$67,752	$1,706	2.52%
Available-for-sale debt securities	73,410	1,177	1.60	54,994	1,353	2.46
Total investments	165,260	1,827	1.11	122,746	3,059	2.49
Real estate loans	636,809	30,616	4.81	565,617	31,139	5.51
SBA loans	200,110	11,231	5.61	138,985	12,089	8.70
C & I loans	93,490	3,887	4.16	103,097	6,020	5.84
Home Mortgage loans	122,195	5,977	4.89	124,703	6,290	5.04
Consumer & other loans	2,102	118	5.61	2,843	182	6.40
Loans (2)	1,054,706	51,829	4.91	935,245	55,720	5.96
Total interest-earning assets	1,219,966	53,656	4.40	1,057,991	58,779	5.56
Noninterest-earning assets	49,224			48,473
Total assets	$1,269,190			$1,106,464

Interest-bearing liabilities:
Money market deposits and others	$307,316	$2,174	0.71%	$278,384	$4,908	1.76%
Time deposits	391,667	6,118	1.56	401,840	9,599	2.39
Total interest-bearing deposits	698,983	8,292	1.19	680,224	14,507	2.13
Borrowings	5,505	—	0.00	32	—	0.09
Total interest-bearing liabilities	704,488	8,292	1.18	680,256	14,507	2.13
Noninterest-bearing liabilities:
Noninterest-bearing deposits	406,401			276,073
Other noninterest-bearing liabilities	17,889			15,221
Total noninterest-bearing liabilities	424,290			291,294
Shareholders’ equity	140,412			134,914
Total liabilities and shareholders’ equity	$1,269,190			$1,106,464
Net interest income / interest rate spreads		$45,364	3.22%		$44,272	3.43%
Net interest margin			3.72%			4.19%

Cost of deposits			0.75%			1.52%
Cost of funds			0.75%			1.52%

(1)Includes income and average balances for FHLB and PCBB stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(2)    Average loan balances include non-accrual loans and loans held for sale

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

	Year Ended December 31,
	2021 vs 2020
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Federal funds sold and other investments	$167	$(192)	$(25)
Available-for-sale debt securities	444	(536)	(92)
Total investments	611	(728)	(117)
Real estate loans	1,650	(1,622)	28
SBA loans	8,959	1,569	10,528
C & I loans	851	(275)	576
Home Mortgage loans	13	(469)	(456)
Consumer & other loans	(56)	(1)	(57)
Total loans	11,417	(798)	10,619
Total interest-earning assets	12,028	(1,526)	10,502
Interest-bearing liabilities:
Money market deposits and others	261	(1,301)	(1,040)
Time deposits	(162)	(3,958)	(4,120)
Total interest-bearing deposits	99	(5,259)	(5,160)
Borrowings	—	—	—
Total interest-bearing liabilities	99	(5,259)	(5,160)
Net interest income	$11,929	$3,733	$15,662

	Year Ended December 31,
	2020 vs 2019
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Federal funds sold and other investments	$454	$(1,510)	$(1,056)
Available-for-sale debt securities	377	(553)	(176)
Total investments	831	(2,063)	(1,232)
Real estate loans	3,681	(4,204)	(523)
SBA loans	4,277	(5,135)	(858)
C & I loans	(522)	(1,611)	(2,133)
Home Mortgage loans	(126)	(187)	(313)
Consumer & other loans	(43)	(21)	(64)
Total loans	7,267	(11,158)	(3,891)
Total interest-earning assets	8,098	(13,221)	(5,123)
Interest-bearing liabilities:
Money market deposits and others	426	(3,160)	(2,734)
Time deposits	(236)	(3,245)	(3,481)
Total interest-bearing deposits	190	(6,405)	(6,215)
Borrowings	—	—	—
Total interest-bearing liabilities	190	(6,405)	(6,215)
Net interest income	$7,908	$(6,816)	$1,092

2021 compared to 2020
Net interest income for the year ended December 31, 2021 was $61.0 million compared to $45.4 million for the year ended December 31, 2020, an increase of $15.7 million, or 34.5%. This increase was primarily due to a $10.5 million increase in interest income from SBA loans, a $155.0 million increase in average SBA loan balance and a $5.2 million decrease in interest expense.
Total interest income was $64.2 million in 2021, compared to $53.7 million in 2020, an increase of $10.5 million, or 19.6%. This increase was primarily due to an increase in interest earned on SBA loans.
Interest and fees on loans was $62.4 million in 2021, compared to $51.8 million in 2020, an increase of $10.6 million, or 20.5%. This increase in interest income on loans was primarily due to a $155.0 million increase in average loan balance resulting from the purchase of loan portfolio from the Hana Small Business Lending, ("Hana") and PPP originations.
Interest income on total investments was $1.7 million in 2021, compared to $1.8 million in 2020. Interest income on securities available for sale decreased $92 thousand, or 7.8%, to $1.1 million in 2021, compared to $1.2 million in 2020. The decrease was primarily due to a 60 basis point decrease in the average yield, partially offset by a 52.0% increase in the average balance of securities available for sale. Interest income on federal funds sold and other investments decreased $25 thousand, or 3.8%, to $625 thousand in 2021 from $650 thousand in 2020, due to a 27 basis point decrease in the average yield on the federal funds sold and other investments, partially offset by a 55.5% increase in the average balance of federal funds sold and other investments held by the Company.
Total interest expense was $3.1 million in 2021, compared to $8.3 million in 2020, a decrease of $5.2 million, or 62.2%. The decrease was primarily due to a 77 basis point decrease in the average rate paid on interest-bearing deposits as a result of the downward adjustments of the Company’s rates paid on interest-bearing deposits in response to the rate decreases by the Federal Reserve. The average balance of interest-bearing liabilities increased $39.0 million to $743.5 million at December 31, 2021 from $704.5 million at December 31, 2020.

Net interest margins for the years ended December 31, 2021 and 2020 were 4.02% and 3.72%, respectively.
2020 Compared to 2019
Net interest income for the year ended December 31, 2020 was $45.4 million compared to $44.3 million for the year ended December 31, 2019, an increase of $1.1 million, or 2.5%. This increase was primarily due to a $6.2 million decrease in interest expense from a 95 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $5.1 million decrease in interest income from a 105 basis point decrease in the average yield on loans, and a 139 basis point decrease in the average yield on investments. The significant decreases in the average rates were primarily due to the Federal Reserve’s cumulative market rate cuts of 150 basis points through three rate cuts in January and March of 2020.
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
Interest income on total investments was $1.8 million in 2020, compared to $3.1 million in 2019. Interest income on the securities portfolio decreased $176 thousand, or 13.0%, to $1.2 million in 2020, compared to $1.4 million in 2019. The decrease in interest income on the securities portfolio was primarily due to an 86 basis point decrease in the average yield on the securities portfolio, offset by 33.5% increase in the average balance of securities available for sale held by the Company. Interest income on federal funds sold and other investments decreased $1.1 million, or 61.9%, to $650 thousand in 2020 from $1.7 million in 2019, due to a 183 basis point decrease in the average yield on the federal funds sold and other investments, offset by 35.6% increase in the average balance of federal funds sold and other investments held by the Company.
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
The provision for loan losses was $522 thousand for the year ended December 31, 2021, compared to $6.0 million for the year ended December 31, 2020. Management evaluated the qualitative and quantitative factors on all loan types to reflect the COVID-19 pandemic’s prolonged potential adverse impacts on national, state, and local economic and business conditions. The changes in qualitative factors accounted for a decrease of $1.1 million, and the changes in quantitative factors accounted for an increase of $1.5 million in the provision for loan losses for the year ended December 31, 2021. The changes in quantitative factors included a $439 thousand decrease in the provision for accrued interest receivables on deferred loans.
The allowance for loan losses as a percentage of gross loans was 1.23% at December 31, 2021 and 1.40% at December 31, 2020.

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

The following table sets forth the various components of our noninterest income for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Noninterest income:
Service charges on deposit	$1,562	$1,431	$131	9.2%
Loan servicing fees, net of amortization	1,953	1,856	97	5.2
Gain on sale of loans	11,313	6,092	5,221	85.7
Other income	1,189	1,392	(203)	(14.6)
Total noninterest income	$16,017	$10,771	$5,246	48.7%

Noninterest income for the year ended December 31, 2021 was $16.0 million, an increase of $5.2 million, or 48.7%, compared to $10.8 million for the year ended December 31, 2020.
Income from service charges on deposit accounts was $1.6 million for 2021, compared to $1.4 million for 2020, an increase of $131 thousand, or 9.2%. The increase was primarily due to higher account analysis charges and wire transaction fees, partially offset by lower overdraft charges in the year ended December 31, 2021, compared to the same period in 2020.
Total gain on sale of loans was $11.3 million in the year ended December 31, 2021, compared to $6.1 million for the same period of 2020, an increase of $5.2 million or 85.7%. Gain on sale of SBA loans totaled $11.0 million in the year ended December 31, 2021, compared to $5.9 million for the same period of 2020. We sold $110.3 million of SBA loans with an average premium of 11.0% in the year ended December 31, 2021, compared to the sale of $85.0 million of SBA loans with an average premium of 8.8% in the same period of 2020. We originated $304.9 million of SBA loans, including $88.1 million of SBA PPP loans, in 2021, compared to $204.1 million of SBA loans, including $66.3 million of SBA PPP loans, in 2020. Gain on sale of other loans for both periods were immaterial.
Other income for 2021 were $1.2 million, compared to $1.4 million for 2020, a decrease of $203 thousand, or 14.6%. The decrease was primarily due to a $187 thousand decrease in fair value of equity investment in a mutual fund that the Company invested for CRA purposes.

The following table sets forth the various components of our noninterest income for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Noninterest income:
Service charges on deposit	$1,431	$2,015	$(584)	(29.0)%
Loan servicing fees, net of amortization	1,856	1,186	670	56.5
Gain on sale of loans	6,092	5,905	187	3.2
Other income	1,392	2,320	(928)	(40.0)
Total noninterest income	$10,771	$11,426	$(655)	(5.7)%

Noninterest income for the year ended December 31, 2020 was $10.8 million, a decrease of $655 thousand, or 5.7%, compared to $11.4 million for the year ended December 31, 2019.
Income from service charges on deposit accounts was $1.4 million for 2020, compared to $2.0 million, a decrease of $584 thousand, or 29.0%. This decrease was primarily due to lower overdrafts in the year ended December 31, 2020, compared to the same period in 2019, reflecting higher balances and lower transaction activities on deposit accounts amid the COVID-19 pandemic.
Total gain on sale of loans was $6.1 million in the year ended December 31, 2020, compared to $5.9 million for the same period of 2019, an increase of $187 thousand or 3.2%. Gain on sale of SBA loans totaled $5.9 million in the year ended December 31, 2020, compared to $5.8 million for the same period of 2019. We sold $85.0 million of SBA loans with an average premium of 8.8% in the year ended December 31, 2020, compared to the sale of $85.0 million of SBA loans with an average premium of 8.4% in the same period of 2019. We originated $204.1 million of SBA loans, including $66.3 million of SBA PPP loans, in 2020, compared to $110.5 million of SBA loans in 2019. Gain on sale of other loans for both periods were immaterial.
Loan servicing income, net of amortization, increased by $670 thousand to $1.9 million in 2020, compared to $1.2 million in 2019. The increase in loan servicing income was due to a $323 thousand increase in servicing fees and a $347 thousand decrease in servicing asset amortization expense. Our total SBA loan servicing portfolio was $388.8 million as of December 31, 2020, compared to $347.8 million as of December 31, 2019.
The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.
Other income for 2020 were $1.4 million, compared to $2.3 million for 2019, a decrease of $928 thousand, or 40.0%. The decrease was primarily attributable to a one-time gain on company owned life insurance of $1.2 million in the year ended December 31, 2019, partially offset by a gain of $213 thousand from a sale of other property in the year ended December 31, 2020. The Company sold a property that has been used for the Company’s internal use with a gain of $213 thousand during the fourth quarter of 2020.

Noninterest Expense

Noninterest expense for the year ended December 31, 2021 was $35.9 million, compared to $31.9 million for the year ended December 31, 2020, an increase of $3.9 million, or 12.3%.

The following table sets forth the major components of our noninterest expense for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$21,253	$20,041	$1,212	6.0%
Occupancy and equipment	5,213	4,974	239	4.8
Data processing and communication	2,000	1,682	318	18.9
Professional fees	1,192	1,101	91	8.3
FDIC insurance and regulatory assessments	583	449	134	29.8
Promotion and advertising	684	467	217	46.5
Directors' fees	593	700	(107)	(15.3)
Foundation donation and other contributions	2,890	1,335	1,555	116.5
Other expenses	1,457	1,191	266	22.3
Total noninterest expense	$35,865	$31,940	$3,925	12.3%

Salaries and employee benefits expense for the year ended December 31, 2021 was $21.3 million, compared to $20.0 million for the year ended December 31, 2020, an increase of $1.2 million, or 6.0%. The increase was primarily due to a $1.3 million increase from an increase in the number of employees to support continued growth and a $1.3 million increase in employee incentives for higher SBA loan originations and sales in 2021, partially offset by a $1.3 million increase in deferred loan origination costs. The average number of full-time equivalent employees was 181.5 in 2021 compared to 171.3 in 2020. The increase in deferred loan costs was primarily attributable to the origination of 1,979 new SBA PPP Loans, in the year ended December 31, 2021, compared to 983 new SBA PPP loans in the year ended December 31, 2020.
Data processing and communication expense for 2021 was $2.0 million, compared to $1.7 million for 2020, an increase of $318 thousand, or 18.9%. This increase was primarily to support balance sheet growth.
Our aggregate donations to the Foundation and other charitable and community contributions for 2021 were $2.9 million, compared to $1.3 million for 2020, an increase of $1.6 million, or 116.5%. The increase was primarily due to higher donation accruals for Open Stewardship Foundation as a result of higher net income.

The following table sets forth the various components of our noninterest expense for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$20,041	$20,267	$(226)	(1.1)%
Occupancy and equipment	4,974	4,648	326	7.0%
Data processing and communication	1,682	1,530	152	9.9%
Professional fees	1,101	980	121	12.3%
FDIC insurance and regulatory assessments	449	259	190	73.4%
Promotion and advertising	467	806	(339)	(42.1)%
Directors' fees	700	908	(208)	(22.9)%
Foundation donation and other contributions	1,335	1,586	(251)	(15.8)%
Other expenses	1,191	1,536	(345)	(22.5)%
Total noninterest expense	$31,940	$32,520	$(580)	(1.8)%

Noninterest expense for the year ended December 31, 2020 was $31.9 million, compared to $32.5 million for the year ended December 31, 2019, a decrease of $580 thousand, or 1.8%.
Salaries and employee benefits expense for the year ended December 31, 2020 was $20.0 million, compared to $20.3 million for the year ended December 31, 2019, a decrease of $226 thousand, or 1.1%. This decrease was attributable to an increase in deferred loan origination cost, partially offset by an increase in the number of employees to support continued growth, annual salary adjustments and increased benefits costs. The increase in deferred loan costs is primarily attributable to the origination of 1,300 new loans, including 983 SBA PPP Loans, in the year ended December 31, 2020, compared to 345 new loans in the year ended December 31, 2019. The average number of full-time equivalent employees was 171.3 in 2020 compared to 166.1 in 2019.
Occupancy and equipment expense for 2020 was $5.0 million, compared to $4.6 million for 2019, an increase of $326 thousand, or 7.0%. This increase was primarily due the annual increase of rent under our office leases and a new branch opened in the second quarter of 2019.
Data processing and communication expense for 2020 was $1.7 million, compared to $1.5 million for 2019, an increase of $152 thousand, or 9.9%. This increase was primarily due to supporting increased online transaction activities and supporting increased users on authentication system along with an increase in number of employees in 2020.
Professional fees for 2020 were $1.1 million, compared to $980 thousand for 2019, an increase of $121 thousand, or 12.3%. The increase was primarily due to an increase in internal audit costs in line with the Company’s growth.
FDIC insurance and regulatory assessment expense for 2020 was $449 thousand, compared to $259 thousand for 2019, an increase of $190 thousand or 73.4%. The FDIC insurance and regulatory assessments for 2019 was lower due to the small bank assessment credits that was applied to offset the FDIC assessments for the second half of 2019.
Directors’ fees and expenses for 2020 were $700 thousand, compared to $908 thousand for 2019, a decrease of $208 thousand or 22.9%. Directors’ fees and expenses include a monthly retainer fee, reimbursement for travel and other expenses, and stock-based expenses relating to equity awards granted to our directors in prior years under our equity plans. The decrease was primarily due to a decrease in stock-based expenses resulting from the full vesting of the restricted stock units in July 2020. Directors’ stock-based expenses for 2020 and 2019 were $252 thousand and $431 thousand, respectively.
Our aggregate donations to the Foundation and other charitable and community contributions for 2020 were $1.3 million, compared to $1.6 million for 2019, a decrease of $251 thousand, or 15.8%. The decrease was due to decreased donation accruals for Open Stewardship Foundation, which is directly proportionate to our after-tax net income. On an annual basis, we donate 10% of our consolidated net income after taxes to the Foundation.

Other expenses for 2020 were $1.2 million compared to $1.5 million for 2019, a decrease of $345 thousand, or 22.5%. The decrease was primarily due to Company’s proactive management of overhead expenses amid the COVID-19 pandemic.
Income Tax Expense
Income tax expense was $11.8 million in 2021, compared to $5.1 million in 2020. Effective tax rates were 29.1% and 28.0% in 2021 and 2020, respectively. The increase in the effective tax rate was primarily attributable to less permanent differences as a percentage of pre-tax net income in 2021 compared to 2020. These differences are primarily due to a lower amount of tax benefits resulting from the exercise of non-qualified stock options and the vesting of restricted stock units in 2021.
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
We recognized net deferred tax assets of $8.4 million and $3.2 million as of December 31, 2021, and December 31, 2020, respectively.
After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets as of December 31, 2021 and December 31, 2020 will be fully realized in future years.
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
All securities in our investment portfolio were classified as available-for-sale as of December 31, 2021. There were no held-to-maturity or trading securities in our investment portfolio as of December 31, 2021. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities.
Securities available-for-sale increased $58.7 million, or 63.9%, to $150.4 million at December 31, 2021 from $91.8 million at December 31, 2020, primarily due to purchases of $98.4 million, partially offset by principal paydowns and maturity of $35.9 million for the year ended December 31, 2021. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of December 31, 2021 and 2020.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	December 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
U.S. Government-sponsored agency securities	$—	$—	$—	$1,000	$1,005	$5
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	37,555	37,412	(143)	19,281	19,704	423
Residential collateralized mortgage obligations	114,588	113,032	(1,556)	70,318	71,082	764
Total available-for-sale debt securities	$152,143	$150,444	$(1,699)	$90,599	$91,791	$1,192

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2021, we evaluated the securities which had an unrealized loss for other than temporary impairment (“OTTI”) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$1,122	1.92%	$2,624	1.94%	$33,809	1.30%
Residential collateralized mortgage obligations	—	—	—	—	519	1.77	114,069	1.26
Total available-for-sale debt securities	$—	—%	$1,122	1.92%	$3,143	1.91%	$147,878	1.27%

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

(1)    Consists of $92.2 million of SBA loans, $6.9 million PPP loans and $919 thousand of real estate loans.

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	December 31, 2021		December 31, 2020
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$701,450	53.3%	$651,684	59.2%
SBA loan - real estate	220,099	16.8	136,224	12.4
SBA loan - non-real estate	55,759	4.2	75,151	6.8
Commercial and industrial	162,543	12.4	107,307	9.8
Home mortgage	173,303	13.2	128,212	11.7
Consumer	865	0.1	1,158	0.1
Gross loans receivable	1,314,019	100.0%	1,099,736	100.0%
Allowance for loan losses	(16,123)		(15,352)
Loans receivable, net (1)	$1,297,896		$1,084,384

(1)     Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $(7.0) million and $(5.9) million as of December 31, 2021 and 2020, respectively.
Gross loans increased $214.3 million, or 19.5%, to $1.31 billion at December 31, 2021, compared to $1.10 billion as of December 31, 2020. The increase resulted mainly from $100.0 million of the Hana loan purchase and $88.2 million of PPP originations.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of December 31, 2021 and 2020:

	December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$32,142	$64,919	$317,631	$116,053	$132,727	$37,978	$701,450
SBA loans—real estate	—	—	—	42	395	219,662	220,099
SBA loan—non- real estate	612	128	39,995	5,147	—	9,877	55,759
Commercial and industrial	13,886	66,111	193	43,207	22,885	16,261	162,543
Home mortgage	—	—	—	—	154,864	18,439	173,303
Consumer	—	216	—	649	—	—	865
Gross loans	$46,640	$131,374	$357,819	$165,098	$310,871	$302,217	$1,314,019

	December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$58,101	$44,439	$293,045	$155,303	$74,302	$26,494	$651,684
SBA loans—real estate	—	—	—	—	—	136,224	136,224
SBA loan—non- real estate	—	11	64,906	952	—	9,282	75,151
Commercial and industrial	8,933	43,618	221	36,853	4,887	12,795	107,307
Home mortgage	—	—	—	—	114,141	14,071	128,212
Consumer	—	271	—	887	—	—	1,158
Gross loans	$67,034	$88,339	$358,172	$193,995	$193,330	$198,866	$1,099,736

Our loan portfolio is concentrated in commercial real estate with the remaining balances in SBA loans (unguaranteed portion and PPP loans), home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 83.3% of our gross loans were secured by real property at December 31, 2021, with no change in percentage from December 31, 2020.
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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. As of December 31, 2021, approximately 69% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of December 31, 2021, our average loan to value for commercial real estate loans was 53%. Our commercial real estate loan portfolio totaled $701.5 million at December 31, 2021 compared to $651.7 million at December 31, 2020.
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
As of December 31, 2021, our SBA portfolio totaled $276 million, including $40.6 million of SBA PPP loans, compared to $211.4 million, including $64.9 million of SBA PPP loans, as of December 31, 2020. These increases were primarily due to the Hana loan purchase and continued growth of our SBA loan portfolio. We originated $304.9 million, including $88.1 million of SBA PPP loans, and $204.1 million, including $66.3 million of SBA PPP loans, during the years ended December 31, 2021 and 2020, respectively. We sold $110.3 million and $85.0 million of SBA loans during the years ended December 31, 2021 and 2020, respectively.
From our total SBA loan portfolio, $220.1 million is secured by real estate and $55.8 million is unsecured or secured by business assets at December 31, 2021.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $162.5 million at December 31, 2021, compared to $107.3 million at December 31, 2020, an increase of $55.2 million, or 51.5%. The increase was primarily due to a $36.9 million increase in warehouse line of credits and a $11.7 million increase in commercial term loan purchases in 2021.
Loans - Home Mortgage: We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through broker relationships, but also through our branch network. The loan product is a five-year or seven-year hybrid adjustable rate mortgage, which reprices after five years to the one-year SOFR plus certain spreads. We originate the non-qualified single-family home mortgage loans held by us for investment.
Home mortgage loans totaled $173.3 million as of December 31, 2021, compared to $128.2 million as of December 31, 2020, an increase of $45.1 million, or 35.2%. The increase was primarily due to a purchase of $48.9 million in home mortgage loans from third party mortgage originators in December 2021. For the year ended December 31, 2021, we originated $57.6 million and sold $4.2 million in home mortgage loans. Payoffs and paydowns for the same period were $40.7 million and $5.9 million, respectively. For the same period in 2020, we originated $48.2 million and sold $9.2 million in home mortgage loans. Payoffs and paydowns for the same period were $26.7 million and $5.5 million, respectively.
Loan Servicing

As of December 31, 2021, 2020, and 2019, we serviced $667.0 million $388.8 million and $347.8 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Beginning balance	$7,360	$7,024	$6,987
Additions from loans sold with servicing retained	2,799	2,073	2,121
Additions from purchase of servicing rights	6,097	—	—
Amortized to expense	(3,536)	(1,737)	(2,084)
Ending balance	$12,720	$7,360	$7,024

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
The allowance for loan losses was $16.1 million at December 31, 2021, compared to $15.4 million at December 31, 2020 and $10.1 million at December 31, 2019. The provision for loan losses was $522 thousand for the year ended December 31, 2021, compared to $6.0 million for the year ended December 31, 2020.
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
It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. The FDIC and the DFPI also review the allowance for loan losses as an integral part of their examination process. Based on information currently available, management believes that our allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in our market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.
Analysis of the Allowance for Loan Losses

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31, 2021
($ in thousands)	Beginning	(Reversal of) Provision (1)	Charge-offs	Recoveries	Ending
Commercial real estate	$8,505	$(355)	$—	$—	$8,150
SBA loans—real estate	1,802	279	59	—	2,022
SBA loan—non- real estate	278	54	136	3	199
Commercial and industrial	2,563	285	—	—	2,848
Home mortgage	2,185	706	—	—	2,891
Consumer	19	(10)	—	4	13
Total	$15,352	$959	$195	$7	$16,123
Gross loans (2)					$1,314,019
Average loans (2)					$1,200,367
Net charge-offs to average gross loans					0.02%
Allowance for loan losses to gross loans					1.23%

	Year Ended December 31, 2020
($ in thousands)	Beginning	(Reversal of) Provision (1)	Charge-offs	Recoveries	Ending
Commercial real estate	$6,000	$2,505	$—	$—	$8,505
SBA loans—real estate	939	863	—	—	1,802
SBA loan—non- real estate	121	174	45	28	278
Commercial and industrial	1,289	1,274	—	—	2,563
Home mortgage	1,667	518	—	—	2,185
Consumer	34	(16)	—	1	19
Total	$10,050	$5,318	$45	$29	$15,352
Gross loans (2)					$1,099,736
Average loans (2)					$1,038,387
Net charge-offs to average gross loans					—%
Allowance for loan losses to gross loans					1.40%

	Year Ended December 31, 2019
($ in thousands)	Beginning	(Reversal of) Provision (1)	Charge-offs	Recoveries	Ending
Commercial real estate	$4,805	$1,195	$—	$—	$6,000
SBA loans—real estate	894	734	689	—	939
SBA loan—non- real estate	505	(384)	—	—	121
Commercial and industrial	1,746	(457)	—	—	1,289
Home mortgage	1,653	14	—	—	1,667
Consumer	33	—	—	1	34
Total	$9,636	$1,102	$689	$1	$10,050
Gross loans (2)					$990,138
Average loans (2)					$929,720
Net charge-offs to average gross loans					0.07%
Allowance for loan losses to gross loans					1.10%

(1)Excludes (reversal of) provision for uncollectible accrued interest receivable of $205 thousand and $643 thousand for the years ended December 31, 2021, and 2020, respectively. There was no provision for uncollectible accrued interest receivable for the year ended December 31, 2019.
(2)Excludes loans held for sale.

The following table presents an allocation of the allowance for loan losses by portfolio as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$8,150	50.5%	$8,505	55.4%
SBA loans—real estate	2,022	12.5%	1,802	11.7%
SBA loan—non- real estate	199	1.2%	278	1.8%
Commercial and industrial	2,848	17.7%	2,563	16.7%
Home mortgage	2,891	17.9%	2,185	14.2%
Consumer	13	0.1%	19	0.1%
Total	$16,123	100.0%	$15,352	100.0%

Nonperforming Assets
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
Nonperforming loans include loans that are 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Nonperforming assets consist of nonperforming loans plus OREO.
Nonperforming loans were $3.2 million at December 31, 2021, compared to $985 thousand at December 31, 2020 and $1.5 million at December 31, 2019. The increase in nonperforming loans for the year ended December 31, 2021 was primarily due to SBA loans that were placed on non-accruals in 2021. As of December 31, 2021, $1.0 million of non-accrual loans was the guaranteed portion of SBA loans that are in liquidation.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO as of December 31, 2021, 2020 or 2019.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

	As of December 31,
($ in thousands)	2021	2020
Nonaccrual loans	$3,000	$985
Past due loans 90 days or more and still accruing	200	—
Accruing troubled debt restructured loans	—	—
Total nonperforming loans	3,200	985
Other real estate owned	—	—
Total nonperforming assets	$3,200	$985
Nonperforming loans to gross loans	0.24%	0.09%
Nonperforming assets to total assets	0.19%	0.07%
Allowance for loan losses to nonperforming loans	503.84%	1558.58%

Deposits and Other Sources of Funds
We gather deposits primarily through our branch locations. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts and certificate of deposits. We dedicate continuing effort into gathering noninterest demand deposits accounts through marketing to our existing and new loan customers, customer referrals, our marketing staff and various involvement with community networks.

The following table show the composition of deposits by type as of the dates indicated:

	As of December 31,
	2021		2020		2019
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$774,754	50.5%	$522,754	43.6%	$294,281	28.8%
Interest-bearing:
Money market and others	380,226	24.8%	328,323	27.4%	296,618	29.1%
Time deposits (more than $250,000)	207,288	13.5%	200,210	16.7%	213,345	20.9%
Time deposits ($250,000 or less)	171,798	11.2%	148,803	12.4%	216,467	21.2%
Total interest-bearing	759,312	49.5%	677,336	56.4%	726,430	71.2%
Total deposits	$1,534,066	100.0%	$1,200,090	100.0%	$1,020,711	100.0%

The following tables set forth the maturity of time deposits at December 31, 2021:

	As of December 31, 2021 Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits (more than $250,000)	$99,381	$33,645	$72,954	$1,308	$207,288
Time deposits ($250,000 or less)	49,085	39,434	76,411	6,868	171,798
Total time deposits	$148,466	$73,079	$149,365	$8,176	$379,086

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of December 31, 2021, and 2020, we had maximum borrowing capacity from the FHLB of $417.6 million and $394.0 million, respectively. As of December 31, 2021, we had no borrowings from FHLB. At December 31, 2020, we had $5.0 million in borrowings from the FHLB, which has a 0% interest rate under the Zero-Rate Recovery Advance Program, FHLB’s pandemic relief initiatives.
Liquidity and Capital Recourses
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

Deposits are the primarily funding source for the Bank. Deposits provide a stable source of funding and reduce the Company's reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of December 31, 2021 and 2020:

	As of December 31,
($ in thousands)	2021	2020
Deposits	$1,534,066	$1,200,090
Deposits as a % of total liabilities	98.2%	98.1%
Loans, net	$1,297,896	$1,084,384
Loans-to-deposits ratio	84.6%	90.4%

In addition to deposits, the Company has access to various sources of wholesale funding, as well as borrowing capacity at the FHLB, Federal Reserve, and correspondent banks to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute the business strategy. Economic conditions and the stability of capital markets impact the access to and the cost of wholesale funding. The access to capital markets is also affected by the ratings received from various credit rating agencies.
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of December 31, 2021 and December 31, 2020, respectively, compared to $13.5 million at December 2019. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $141.6 million, $125.7 million and $124.0 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $240.6 million, $219.1 million and $206.7 million at December 31, 2021, 2020 and 2019, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2021, 2020 or 2019, and our borrowing capacity is limited only by eligible collateral.

Based on the values of loans pledged as collateral, we had $350.6 million of additional borrowing availability with the FHLB at December 31, 2021. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
The Company maintains liquidity in the form of cash and cash equivalents, and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company's liquid assets as of December 31, 2021 and 2020:

	As of December 31,
($ in thousands)	2021	2020
Cash and cash equivalents	$115,459	$106,310
AFS debt securities	150,444	91,791
Total liquid assets	$265,903	$198,101

The following tables summarizes short- and long-term material cash requirements as of December 31, 2021, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity (1)	Total
Deposits (2)	$370,910	$6,997	$1,179	$—	$1,154,980	$1,534,066
Operating lease commitments	2,180	3,948	2,505	4,275	—	12,908
Advances from FHLB	5,000	—	—	—	—	5,000
Commitments to fund investment for Low Income Housing Tax Credit	1,822	2,784	28	—	191	4,825
Total contractual obligations	$379,912	$13,729	$3,712	$4,275	$1,155,171	$1,556,799

(1)Includes deposits with no defined maturity, such as noninterest-bearing demand, savings and money market.
(2)Deposits and borrowings exclude accrued interest.
In addition to contractual obligations, other commitments of the Company impact liquidity. These include unused commitments to extend credit, standby letters of credit and commercial letters of credit. Since many of these commitments expire without being drawn upon, and each customer must continue to meet the conditions established in the contract, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company. The Company's liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities, Information about the Company's loan commitments, standby letters of credit and commercial letters of credit is provided in Note 10. Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K.
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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2021 and 2020. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. At December 31, 2021, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2021 that management believes would change this classification.

As of December 31, 2021	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$182,439	13.66%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$179,882	13.47%	$106,857	8.00%	$133,572	10.00%	$140,250	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	$165,944	12.42%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$163,387	12.23%	$80,143	6.00%	$106,857	8.00%	$113,536	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	$165,944	12.42%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$163,387	12.23%	$60,107	4.50%	$86,822	6.50%	$93,500	7.00%
Tier 1 leverage (to average assets)
Consolidated	$165,944	9.58%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$163,387	9.44%	$69,266	4.00%	$86,582	5.00%	$69,266	4.00%

(1) The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

As of December 31, 2020	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$155,287	14.81%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$152,232	14.52%	$83,859	8.00%	$104,824	10.00%	$110,065	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	$142,147	13.56%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$139,092	13.27%	$62,894	6.00%	$83,859	8.00%	$89,101	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	$142,147	13.56%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$139,092	13.27%	$47,171	4.50%	$68,136	6.50%	$73,377	7.00%
Tier 1 leverage (to average assets)
Consolidated	$142,147	10.55%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$139,092	10.32%	$53,915	4.00%	$67,393	5.00%	$53,915	4.00%

(1) The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified interest rate risk as our primary source of market risk.
Interest Rate Risk
Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).
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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2021, 2020 and 2019 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Income Sensitivity			Economic Value of Equity Sensitivity
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
+400 basis points	26.96%	30.27%	18.23%	(8.18)%	10.14%	(3.61)%
+300 basis points	21.44%	23.87%	14.64%	0.62%	12.73%	(0.54)%
+200 basis points	15.15%	16.85%	10.51%	6.11%	13.55%	1.75%
+100 basis points	8.07%	8.99%	5.79%	6.92%	11.14%	2.38%
-100 basis points	(1.86)%	—%	(5.26)%	(23.05)%	(20.87)%	(6.93)%

Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 is contained on pages F-1 through F-36 of this 10-K and are incorporated herein by reference.
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
Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

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
The following provides biographical information for our directors, including their names, ages and year in which they began serving as a director of the Company (or the Bank prior to the Company’s formation in 2016). All of the directors of Open Bank became members of the OP Bancorp board of directors when we reorganized into our present bank holding company structure in 2016. The age indicated in each director’s biography is as of December 31, 2021.
Brian Choi. Mr. Choi, age 71, a director of the Bank since 2008, has served as the Chairman of the Board of the Bank since 2010, and OP Bancorp since 2016. Mr. Choi has served as Chairman and Chief Executive Officer of Universal Financing Corporation since 1991, and as Chairman and Chief Executive Officer of Ehese Investments, LLC since 2001. Mr. Choi has previous experience as a bank director with Alaska First Bank & Trust (formerly First Interstate Bank of Alaska) where he served on the Board from 1999 through 2008. He was the president of the Korean Community of Anchorage, Alaska from 2003 to 2004. He was the President of the Korean Christian Businessmen’s Committee of North America from 2006 to 2008. He also served as the President of the Federation of Korean American Association of Northwest States of United States of America, which included Oregon, Washington, Idaho, Montana, and Alaska from 2010 to 2012. Mr. Choi is a graduate of Korea University where he received a Bachelor of Science in Political Science and Foreign Relations. Mr. Choi contributes to the Board over 21 years of leadership and substantial experience in the community banking industry. He brings a wide-ranging understanding of the bank management, finance and operations. His leadership ability, judgment and prior business executive experience led the Board to elect him as Chairman of the Board.
Ernest E. Dow. Mr. Dow, age 72, has served as a member of the Board since the founding of the Bank in 2005. He is a Certified Public Accountant and a Principal of Dow & Sohn CPAs. He has maintained his accounting practice for over 38 years providing accounting, auditing, tax and business consulting services for international and local companies operating in Southern California. Mr. Dow served as a director for Pacific Union Bank from May 2003 until the bank’s acquisition by Hanmi Bank in April 2004. Mr. Dow is a member of the California Society of Certified Public Accountants. Mr. Dow obtained his Bachelor of Science from California State University, Northridge, in 1976. Mr. Dow’s significant accounting experience provides among other things in-depth knowledge of generally accepted accounting principles and auditing standards to the Board. Mr. Dow was a member of Choi Dow Ivan Hong & Lee Accountancy Corporation (“CDIH&L”) from August 1992 to December 2007.

Jason Hwang. Mr. Hwang, age 71, has served as a Board member since the founding of the Bank in 2005. He retired in 2020 from accounting firm, Jason Hwang CPA, which he founded in 1983. He holds General Securities Registered Representative (Series 7) license and a Certified Public Accountant (inactive). He is a past board member of Korean American National Museum and Korean American Scholarship Fund. Mr. Hwang obtained his Bachelor of Science degree in accounting from California State University, Los Angeles. Mr. Hwang’s significant accounting experience provides among other things in-depth knowledge of generally accepted accounting principles and auditing standards to the Board of Directors. He is particularly suited to serve as Chair of the audit committee.

Soo Hun Jung, M.D. Dr. Jung, age 72, has served as a Board member since the founding of the Bank in 2005. He is a medical doctor who has been in private medical practice since 1982. Dr. Jung obtained his medical degree from Pusan National University College of Medicine, Pusan, South Korea, in 1975. He subsequently completed his general surgery internship at Mount Sinai Hospital, New York, in 1979 and his internal medicine residency at Hospital of the Good Samaritan (affiliated with U.S.C. Medical School) Los Angeles, in 1982. Dr. Jung is affiliated with various hospitals and medical associations. He is a Member of the Board of Good Samaritan Medical Practice Association; Good Samaritan Hospital, and Korean-American Medical Group. In addition, he is a member of American Medical Association, American College of Physicians, and Korean Medical Association. He serves as Clinical Assistant Professor of Medicine for U.S.C. School of Medicine. As a long-term member of the Board, Mr. Jung has a broad-based understanding of the Company and the Bank and is deeply committed to the community through his medical practice and affiliations with medical organizations and associations.
Min J. Kim. Ms. Kim, age 62, has served as the President and Chief Executive Officer and a member of the Board of the Company and the Bank since April 2010. She has over 38 years of banking experience in the Korean banking community. Prior to joining the Bank, she served as Chief Executive Officer and President of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc) for three and half years assuming those positions in 2006. From 1996 to March 2006, Ms. Kim served in various executive positions with Nara Bancorp and Nara Bank, including Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, and Senior Vice President and Chief Credit Administrator. Prior to joining Nara Bancorp and Nara Bank in 1995, Ms. Kim served in numerous positions with Hanmi Bank, including Vice President and Manager of the Western Street Branch of Hanmi Bank in Los Angeles from 1985 to 1995. Ms. Kim has a Bachelor of Sciences degree in Finance from the University of Southern California. Ms. Kim contributes to the Board her breadth of knowledge of the Company’s bank business, markets, community and culture. She provides the Board with an overall perspective of all facets of the Company’s business, financial condition and strategic direction.
Ock Hee Kim. Mrs. Kim, age 80, has served as a member of the Board since the founding of the Bank in 2005. She was the owner of Lily’s Dress Co., an apparel manufacturing company she founded in 1974 for 30 years. Mrs. Kim is actively involved in the L.A. Central Lions Club. Mrs. Kim serves as a deaconess in Torrance Presbyterian Church. Mrs. Kim obtained her Bachelor of Arts degree in Music from Kyung Hee University in Seoul, Korea. Ms. Kim brings a valuable perspective to the Board as result of her over 30 years of experience in the apparel and garment business which is an important industry in our downtown Los Angeles and Koreatown marketing areas, as well as and her involvement in local community activities.
Myung Ja (Susan) Park. Ms. Park, age 73, has served as a Board member since the founding of the Bank in 2005. She is the owner and President of LP Royal Import LLC, an importer and national distributor of craft and wedding accessories. Ms. Park is also the current President of Park & Park, a property investment company. She is previously the President of Royal Accessories, an importer of artificial flowers and bridal accessories, a company she founded in 1986. From 1977 to 2003, Ms. Park was the sole shareholder and Chief Executive Officer of Showroom 3, Inc., a manufacturer of wedding accessories based in China. Over that same time period, Ms. Park was co-owner of B. B. World Corp, a leading importer/exporter and nationwide distributor of artificial flowers and wedding accessories. Ms. Park has been an active member of her community and served as the Vice President of the Korean Business and Professional Women’s Association. She also served as the Chairwoman of the Fundraising Board of the Children of Afghanistan Relief Initiative for World Vision. Ms. Park contributes to the Board over 40 years of experience and knowledge of the import/export business, and is passionate about serving the needs of the Korean-American community.
Yong Sin Shin. Ms. Shin, age 62, has served as a Board member since the founding of the Bank in 2005. She is the President and Secretary of CJS Groups Inc (DBA Bicici & Coty Fashion), an apparel manufacturer and wholesaler in Los Angeles, California which she founded in 1994. Ms. Shin was a fashion designer and co-manager of Coty Fashion in Sao Paulo, Brazil, from 1985 to 1994. Ms. Shin obtained her Bachelor of Science in Dietary Nutrition from University of Sao Paulo, Sao Paulo, Brazil, in 1982. Ms. Shin co-founded her own manufacturing and wholesale business in Los Angeles, California and contributes to the Board her substantial business acumen developed though years of proven entrepreneurial success. Also as an active member of the Korean American Chamber of Commerce in Los Angeles she brings to the Board various business and cultural insights from the local community.
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
The responsibilities of the Audit Committee include the following:
•oversee the quality and integrity of regulatory and financial accounting, financial statements, financial reporting processes and systems of internal accounting and financial controls;
•oversee the annual independent audit of the Company’s financial statements and internal control over financial reporting, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications, independence and performance;
•oversee and retain internal audit and/or outsourced internal audit and review;

•oversee the performance of our internal/external audit function and independent registered public accounting firm;
•approve related-person transactions subject to Item 404 of Regulation S-K; and
•review and discuss the annual audited financial statements with management and the independent auditors prior to publishing the annual report and filing the Annual Report on Form 10-K with the SEC.
Each member of the Audit Committee meets the independence criteria as defined by applicable rules and regulations of the SEC for audit committee membership and is independent and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The members of the Audit Committee are Brian Choi, Ernest E. Dow, Jason Hwang (committee chair), Soo Hun Jung, M.D., Myung Ja (Susan) Park, and Yong Sin Shin. The Audit Committee met eleven times in 2021.
In 2021, the Board of Directors has determined that Jason Hwang has: (i) an understanding of generally accepted accounting principles and financial statements; (ii) an ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) an experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.
Therefore, in 2021, the Board determined that Mr. Hwang meets the definition of “audit committee financial expert” under the applicable rules and regulations of the SEC and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”). The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.
Human Resources & Compensation Committee
The Company has a separately designated Human Resources & Compensation Committee (“HRCC”), which consists entirely of independent directors as defined by the applicable rules and regulations of the Nasdaq Stock Market. The Human Resources & Compensation Committee has adopted a charter, which is available on our website at www.myopenbank.com under the “Investor Relations” tab. The Human Resources & Compensation Committee has the following responsibilities:
•annually review the Company’s competitive position for each component of the overall human resource and compensation plan (especially base salary, annual incentives, long term incentives, and supplemental executive benefit programs);
•review trends in compensation in all industries;
•annually review with the Chief Executive Officer, the Company’s compensation strategy to assure that the Chief Executive Officer and the management team (senior vice president and above) and their compensation is in relation to their contributions to the Company’s growth, profitability, and meeting strategic goals;
•annually review and recommend for approval to the Board the overall performance and total compensation for the Chief Executive Officer, including agreed upon goals and objectives relevant to the Chief Executive Officer’s compensation, evaluate the performance of the Chief Executive Officer in light of those goals and objectives, and set the Chief Executive Officer’s compensation level based upon this evaluation, taking into consideration the Company’s performance and relative shareholder return, and the value of similar incentive awards to Chief Executive Officers at comparable companies;
•annually review and recommend to the Board the annual director’s compensation and any additional compensation for services on committees of the Board, service as a committee or Board chairman, meeting fees or any other benefit payable by virtue of the director’s position as a member of the Board;
•evaluate and approve recommendations from the Chief Executive Officer regarding compensation and other employment related matters such as hiring, promotions, terminations or severance payments for all executive vice presidents, and post review of recommendations from the CEO regarding compensation and other employment related matters such as hiring, compensation, promotions, terminations or severance payments for all senior vice presidents;
•periodically review and recommend to the Board all matters pertaining to broad based benefit plans of the Company, equity plans, senior management or director bonus plans and pension plans and performance based plans;
•review, establish and modify, as it sees fit, all employment policies and procedures related to officers and directors;
•administer the annual executive incentive compensation plan in a manner consistent with the Company’s compensation strategy including the following incentive plan elements: eligibility and participation; annual allocation and actual award of equity incentive grants paid to the Chief Executive Officer and the members of the management team; corporate financial goals as they relate to total compensation; total funds reserved for payment under the plan; and annual review of the incentive equity and cash management incentive plan;
•recommend to the Board for approval of the submission to shareholders of all new equity-related incentive plans, and administer the Company’s long term incentive programs in a manner consistent with the terms of the plans including the following: eligibility; vesting terms and conditions; and total shares reserved for grants;
•annually review the Chief Executive Officer and management succession plan;
•in consultation with management, oversee regulatory compliance with respect to compensation matters, including overseeing the Company’s policies on structuring compensation programs to preserve tax deductibility;
•perform any other duties or responsibilities the Board may expressly delegate to the committee from time to time on matters relating to the Company’s compensation programs; and
•review and approve general employee welfare benefit plans and other plans on an as needed basis.
The members of the Human Resources & Compensation Committee are Brian Choi, Jason Hwang, Soo Hun Jung, M.D. (committee chair), Ock Hee Kim, Myung Ja (Susan) Park, and Yong Sin Shin. The Committee met four times in 2021.
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
The purposes of the Nomination & Governance Committee include the following responsibilities:
•identify individuals qualified to become Board members;
•recommend to the Board director nominees for election at each annual meeting of shareholders or to fill vacancies on the Board;
•formulate and recommend for adoption by the full Board a policy for consideration of nominees for election to the Board who are recommended by shareholders of the Company;
•consider candidates recommended by the shareholders of the Company in accordance with the Board’s policy for such consideration;
•consider the certain qualifications and factors when evaluating and selecting potential new directors in accordance with the Corporate Governance Guidelines, see “Corporate Governance and Board Matters – Nomination of Directors”;
•in considering diversity of the Board (in all aspects of the term) as a criteria for selecting nominees to the Board the committee shall take into account various factors and perspectives, including differences of viewpoint, high quality business and professional experience, education, skills and other individual qualities and attributes that contribute to Board heterogeneity, as well as race, gender and national origin; and

•consider the impact of a material change in qualifications of a director arising from the retirement or a change in the principal occupation, position or responsibility of a director as such a change relates to continued service on the Board;
•evaluate Board performance and annually review the appropriate skills and characteristics required of Board members in the context of the current make-up or the Board, including such factors as business and professional experience, diversity and personal skills in finance, real estate capital markets, government regulation, financial reporting and other areas that are expected to contribute to an effective Board;
•review the effectiveness, structure and operation of committees of the Board and the qualifications of members of the Board committees, and recommend to the Board the directors to serve or be removed as members of each committee and to recommend additional committee members to fill any vacancies;
•develop for Board approval a set of corporate governance guidelines applicable to the Company and its subsidiary, periodically review and assess these and their application, and recommend to the Board any changes that the Committee deems appropriate; and
•develop for Board approval the Code of Business Conduct and Business Ethics Policy and periodically review and assess the codes and their application, and recommend to the Board any changes that the committee deems appropriate.
The members of the Nomination & Governance Committee are Brian Choi (committee chair), Ernest E. Dow, Jason Hwang, Soo Hun Jung, M.D, and Ock Hee Kim. The Committee met three times during 2021.
EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth certain information regarding our executive officers, including their names, ages and positions:

Name	Age	Position
Min J. Kim	62	President and Chief Executive Officer of the Company and the Bank
Christine Y. Oh	54	Executive Vice President and Chief Financial Officer of the Company and the Bank
Sang K. Oh	49	Executive Vice President and Chief Credit Officer of the Company and the Bank
Ki Won Yoon	61	Executive Vice President and Chief Lending Officer of the Bank
Kathrine Duncan	65	Executive Vice President and Chief Risk Officer of the Bank
Ihnsuk J. Bang	55	Executive Vice President and Chief Banking Officer of the Bank

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
Christine Y. Oh. Ms. Oh was appointed Executive Vice President and Chief Financial Officer of the Bank in July 2010 and of the Company in March 2016. Ms. Oh has over 30 years of banking experience. Prior to joining the Bank, from January 2010 to July 2010 she served as Interim Chief Financial Officer and Controller of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc), headquartered in Los Angeles, California. Prior to assuming those positions, Ms. Oh served as Senior Vice President and Controller of Nara Bancorp and Nara Bank. Ms. Oh served as Interim Chief Financial Officer of Nara Bancorp and Nara Bank from March 2005 to July 2005. She joined Nara Bank in 1993. Prior to joining Nara Bank, Ms. Oh was a credit analyst at Center Bank where she started her banking in 1991. She has been serving as a director at Korean-American Family Services, a non-profit organization since 2014. Ms. Oh has a Bachelor of Science in Accounting from California State University, Northridge.
Sang K. Oh. Mr. Oh has served as Executive Vice President and Chief Credit Officer of the Company and the Bank since October 2020. Mr. Oh has over 23 years of banking experience, all with Bank of Hope, Los Angeles, California. Prior to joining the Bank, he served as Senior Vice President and Senior Credit Administrator at Bank of Hope since 2007, and served in a various senior lending positions with Bank of Hope since 1997. Mr. Oh has a Bachelor of Arts in Business Economics with Minor in Accounting from the University of California, Los Angeles, and a graduate of Pacific Coast Banking School.

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
Ihnsuk J. Bang. Mr. Bang has served as Executive Vice President and Chief Banking Officer of the Bank since October 2020. Mr. Bang has over 22 years of lending experience. Prior to joining the Bank, he served as President at Hana Small Business Lending, Inc., a nationally ranked, non-bank SBA lender, since 2011, and served in various senior lending positions with Hanmi Bank, Wells Fargo Bank, and Bank of Hope from 1991 through 2003. Mr. Bang has a Bachelor of Arts in Business Economics with Minor in Mathematics from the University of California, Santa Cruz, and a Master’s in Business Administration in Finance from the Marshall School of Business at the University of Southern California.
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
Board of Directors
Board Independence
In 2021, seven out of eight members of the Board of Directors were independent directors, as defined by the applicable rules and regulations of the Nasdaq Stock Market, as follows:
Brian Choi, Chairman of the Board
Ernest E. Dow
Jason Hwang
Soo Hun Jung, M.D.
Ock Hee Kim
Myung Ja (Susan) Park
Yong Sin Shin
Board and Committee Meeting Attendance
During the fiscal year ended December 31, 2021, our Board of Directors held a total of thirteen meetings. Each incumbent director who was a director during 2021 attended each such meeting and each meeting held by the standing committees of the Board on which such director served.
Director Attendance at Annual Meetings of Shareholders
The Board believes it is important for all directors to attend the Annual Meeting of Shareholders in order to show their support for the Company and to provide an opportunity for shareholders to communicate any concerns to them. The Company’s policy is to encourage, but not require, attendance by each director at the Company’s Annual Meeting of Shareholders. All of the directors of the Company are encouraged to attend the Annual Meeting of Shareholders and at the 2021 Annual Meeting of Shareholders all of our directors were in attendance.

Communications with the Board
Shareholders may communicate with the Board of Directors, including a committee of the Board or individual directors, by writing to the Corporate Secretary, OP Bancorp, 1000 Wilshire Boulevard, Suite 500, Los Angeles, CA 90017 or delivered via e-mail to christine.oh@myopenbank.com. Each communication from a shareholder should include the following information in order to permit shareholder status to be confirmed and to provide an address to forward a response if deemed appropriate:
•if the person submitting the communication is a security holder, a statement of the type and amount of the securities of the Company that the person holds;
•if the person submitting the communication is not a security holder and is submitting the communication to the non-management directors as an interested party, the nature of the person’s interest in the Company;
•any special interest, meaning an interest not in the capacity of a shareholder of the Company, of the person in the subject matter of the communication; and
•the address, telephone number and e-mail address, if any, of the person submitting the communication.
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
The Nomination & Governance Committee’s minimum qualifications for a director are persons of high ethical character who have both personal and professional integrity, which is consistent with the image and values of the Company. The Corporate Governance & Nominating Committee considers some or all of the following criteria in considering candidates to serve as directors:
•commitment to ethical conduct and personal and professional integrity as evidenced through the person’s business associations, service as a director or executive officer or other commitment to ethical conduct and personal and professional integrity as evidenced organizations and/or education;
•objective perspective and mature judgment developed through business experiences and/or educational endeavors;
•the candidate’s ability to work with other members of the Board and management to further the Company’s goals and increase shareholder value;
•the ability and commitment to devote sufficient time to carry out the duties and responsibilities as a director;
•experience at policy making levels in various organizations and in areas that are relevant to the Company’s activities;
•the skills and experience of the potential nominee in relation to the capabilities already present on the Board;
•broad experience in business, finance or administration, and familiarity with national and international business matters;
•familiarity with the commercial banking industry;
•prominence and reputation, and ability to enhance the reputation of the Company;

•activities and associations of each candidate to ensure that there is no legal impediment, conflict of interest, or other consideration that might hinder or prevent service on the Board;
•in considering diversity of the Board (in all aspects of the term) as a criteria for selecting nominees to the Board the committee shall take into account various factors and perspectives, including differences of viewpoint, high quality business and professional experience, education, skills and other individual qualities and attributes that contribute to Board heterogeneity, as well as race, gender and national origin; and
•consider the impact of a material change in qualifications of a director arising from the retirement or a change in the principal occupation, position or responsibility of a director as such a change relates to continued service on the Board.
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
Evaluation of Board Performance
A Board assessment is conducted annually in accordance with an established evaluation process and includes performance of committees. The Nomination & Governance Committee oversees this process and reviews the assessment with the full Board.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s officers, as defined by Section 16, directors, and persons or entities who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons or entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based on our review of the copies of such filings and based on written representations, we believe that all such persons and entities complied on a timely basis with all Section 16(a) filing requirements during the fiscal year ended December 31, 2021, except the Form 4 filings to report the June 24, 2021 grant of restricted stock units to Ms. Kim, Mr. Oh, and each non-officer director were not timely filed.

Item 11. Executive Compensation.

The following table sets forth information regarding the compensation paid, awarded to, or earned for our fiscal years ended December 31, 2021 and 2020 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards (1)	Non Equity Incentive Plan Compensation (2)	Other Compensation ($) (3)	Total Compensation ($)
Min J. Kim	2021	$525,486	$635,768	$550,000	$19,800	$1,731,054
President and Chief Executive Officer	2020	$493,800	$—	$510,000	$19,500	$1,023,300

Christine Y. Oh	2021	$303,288	$—	$140,000	$19,863	$463,151
Executive Vice President and Chief Financial Officer	2020	$285,000	$—	$130,000	$19,500	$434,500

Sang K. Oh	2021	$260,417	$445,500	$112,000	$16,775	$834,692
Executive Vice President and Chief Credit Officer	2020	$40,720	$—	$—	$391	$41,111

Ihnsuk J. Bang	2021	$250,000	$445,500	$105,000	$16,200	$816,700
Executive Vice President and Chief Banking Officer	2020	$39,091	$—	$—	$391	$39,482

(1)On June 24, 2021, the Company granted an aggregate 154,219 shares of stock awards to the named executive officers. The grant date fair value was based on the number of shares granted and the closing price of the Company's stock on the grant date, which was $9.90.
(2)Cash bonuses awarded under the Company's Management Incentive Plan, described below. Amounts for 2021 were determined and paid in March 2022 for fiscal year of 2021.
(3)Other Compensation for the named executive officers for our fiscal year ended December 31, 2021 includes the following:

Name	Perquisites (i)	Company 401(k) Match (ii)	Total “Other Compensation”
Min J. Kim	$2,400	$17,400	$19,800
Christine Y. Oh	$2,400	$17,463	$19,863
Sang K. Oh	$2,400	$14,375	$16,775
Ihnsuk J. Bang	$2,400	$13,800	$16,200

(i)Amounts reflect cell phone allowance
(ii)Amounts reflect Company matching contribution under the 401(k) Plan.
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
2021 Risk Assessment
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

Chief Executive Officer Agreement

On November 1, 2017, we entered into an employment agreement with Ms. Kim, our President and Chief Executive Officer. The agreement provides for an initial three-year term and automatically renewal each subsequent year for a one-year term thereafter unless terminated by either party upon 45 days written notice prior to the end of the then-current term. An addendum to this agreement was executed on June 24, 2021, which extended the initial term to December 31, 2024. Under the terms of the agreement, Ms. Kim was initially entitled to an annual base salary of $410,000 subject to annual minimum increases of 3%, the actual amount as determined by the Board of Directors’ annual review of executive salaries. Her salary was last increased to $508,614 in April 2021. In addition to her salary, she is eligible to participate in the annual Management Incentive Plan, and will be entitled to equity award grants in accordance with the Company’s equity incentive plans and as approved by the Board of Directors. The Company provides Ms. Kim, at the same level of cost to other employees, group life, health, accident and disability insurance coverage for herself and her dependents. She is entitled to six weeks paid vacation annually. She received an automobile allowance in the amount of $1,200 per month in 2018 and for the first quarter of 2019. Effective April 2019, the monthly automobile allowance in the amount of $1,200 was rolled into Ms. Kim’s base salary. If Ms. Kim’s employment is terminated without Cause she will be entitled to 175% of her base salary paid over a period of 12 months and the Company will pay her COBRA health insurance premiums for 12 months. If Ms. Kim’s employment is terminated by the Company without Cause or she resigns for Good Reason within six months before or two years after a Change in Control, she will be paid 225% of her base salary over 12 months and the Company will pay her COBRA health insurance premiums for 24 months. The agreement provides that if any payments to Ms. Kim are limited by Section 280G of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”), our obligations will be limited to such amounts that results in the greatest amount of the payment that is deductible for federal minimum tax purposes after taking into account all other compensation payments to or for the benefit of Ms. Kim that are included in determining the deductibility of such payments under Section 280G. The agreement contains a non-solicitation provision, whereby Ms. Kim may not solicit the Company’s employees for two years after the termination of her employment.
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
Management Incentive Plan
The Company offers eligible executives an opportunity to earn cash bonuses in addition to their annual base salaries. Each year the management incentive plan (“Management Incentive Plan”) is reviewed and approved by the HRCC. The Management Incentive Plan for 2021 and 2020 provides an opportunity for the executive officers and key employees to earn a bonus up to their designated percentage cap based on their base salary. The limits for the Management Incentive Plan for 2021 were up to 110% of the annual base salary for the President and Chief Executive Officer and up to 45% of their annual base salary for the other executive officers. The limits for the Management Incentive Plan for 2020 were up to 125% of the annual base salary for the President and Chief Executive Officer and up to 55% of their annual base salary for the other executive officers.
Specific bonuses payouts are recommended by the President and Chief Executive Officer to the HRCC. The HRCC reviews the recommendations and based on its evaluation, recommends the final bonus amounts paid. In addition, the Board has the discretion to approve any additional cash bonuses as they deem appropriate and in line with the profits and the growth of the Company. However, no eligible executive would receive a bonus if he or she achieved less than 70% and 80% of performance goals set forth in the Management Incentive Plan for 2021 and 2020, respectively, and/or the return on assets (“ROA”) for the Plan Year is less than 1%. The availability of bonuses and the amounts earned is based on various metrics approved by the HRCC. These metrics may change from year to year.
For 2021, the President and Chief Executive Officer and the other executive officers were each assigned Bank Goals and Individual Goals with different weight allocations. The Bank Goals consisted of achieving three financial targets: ROA of 1.25%, return on equity (“ROE”) of 13.50% and an efficiency ratio of 51.00%. The Individual Goals were customized to each individual’s respective responsibilities. For the President and Chief Executive Officer and the other executive officers the weight allocation was 70% in Bank Goals and 30% in Individual Goals. In 2021, our ROA was 1.83%, ROE was 18.90%, and the efficiency ratio was 46.55%. Based on the Bank and Individual performance, the HRCC determined that Ms. Kim should receive a bonus amount of $550,000, equal to 110% of her annual base salary for 2021, Ms. Oh should receive $112,000, equal to 45% of her annual base salary for 2021, Mr. Oh should receive $112,000, equal to 45% of his annual base salary for 2021, and Mr. Bang should receive $105,000, equal to 44% of his annual base salary for 2021.
For 2020, the President and Chief Executive Officer and the other executive officers were each assigned Bank Goals and Individual Goals with different weight allocations. The Bank Goals consisted of achieving three financial targets: ROA of 1.00%, ROE of 8.90% and an efficiency ratio of 60.78%. The Individual Goals were customized to each individual’s respective responsibilities. For the President and Chief Executive Officer and the other executive officers the weight allocation was 70% in Bank Goals and 30% in Individual Goals. In 2020, our ROA was 1.03%, ROE was 9.35%, and the efficiency ratio was 56.90%. Based on the Bank and Individual performance, the HRCC determined that Ms. Kim should receive a bonus amount of $510,000, equal to 103% of her annual base salary for 2020, and Ms. Oh should receive $130,000, equal to 46% of her annual base salary for 2020.
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
Open Bank Employee’s 401(k) Plan. The Open Bank Employee’s 401(k) Plan is designed to provide retirement benefits to all eligible full-time and part-time employees of the Company and its subsidiary. The 401(k) Plan provides employees with the opportunity to save for retirement on a tax-favored basis. Named executive officers, all of whom were eligible during 2021, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer 1% to 100% of their compensation to the 401(k) Plan up to the applicable IRS limit. We currently match employee contributions on the first 6% of employee compensation ($1 for each $1). The Company match is contributed in the form of cash and is invested according to the employee’s current investment allocation. No discretionary profit sharing contribution was made to the 401(k) Plan for 2021 or 2020.
Company Owned Life Insurance or COLI Policies. In 2014, the Company purchased single premium COLI Policies for certain executives and senior officers of the Company and to use the income from the COLI Policies to offset benefit expenses. Further, the Company benefits from any future death benefits paid out under these COLI Policies. The Company entered into arrangements with certain executive and senior officers to pay their beneficiaries a death benefit. The amount of the arrangement for executive officers was equal to 20% of the net amount of insurance, and for senior officers between 10% and 15% of the net amount of insurance. If the officer or director retires or is terminated, the arrangement terminates.
Health and Welfare Benefits. Our named executive officers are eligible to participate in our standard health and welfare benefits program, which offers medical, dental, vision, life, accident, and disability coverage to all of our eligible employees. We do not provide the named executive officers with any health and welfare benefits that are not generally available to our other employees.
Perquisites. We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The HRCC periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites are awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2021 included a cell phone allowance.
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
Equity Based Plans
2021 Equity Incentive Plan
On June 24, 2021, the shareholders of Open Bank approved the 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to advance the interest of the Company and its shareholders by providing an incentive to attract, retain and reward key employees, officers, and non-employee directors of the Company and the Bank.
The 2021 Plan authorized up to 1,500,000 shares of the Company's common stock for issuance of equity awards including stock options and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2021, 176,641 restricted stock units at an average issue price of $9.90 were outstanding. There were no stock options granted under the 2021 Plan. As of December 31, 2021, 1,323,207 shares were available for future grants in either stock options or restricted stock awards under the 2021 Plan.

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
The shares of common stock are authorized and reserved for issuance for equity awards including stock options and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2021, we had options outstanding to purchase a total of 210,000 shares of our common stock under the 2010 Plan, at an average exercise price of $8.00 per share, and 21,000 restricted stock units at an average issue price of $7.95 were outstanding. The 2010 Plan expired in August 2020 and no future grants can be made under the 2010 Plan.
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
As of December 31, 2021, the Company had options outstanding to purchase a total of 52,000 shares of common stock under the 2005 Plan, at an average exercise price of $6.37 per share.
Outstanding Equity Awards

The following table provides information for each of our named executive officers regarding outstanding stock awards held by the officers as of December 31, 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Min J. Kim	210,000	—	$8.00	4/1/2024	64,219	$819,434
Christine Y. Oh	—	—	—	—	—	$—
Sang K. Oh	—	—	—	—	45,000	$574,200
Ihnsuk J. Bang	—	—	—	—	45,000	$574,200

(1)This column represents the unvested restricted stock units granted. With regard to 64,219 restricted stock units for Ms. Kim, restricted stock units vest 1/3rd per year from the date of grant of June 24, 2021, subject to continuing service. With regard to 45,000 restricted stock units for Mr. Oh and 45,000 restricted stock units for Mr. Bang, restricted stock units vest 1/5th per year from the date of grant of June 24, 2021, subject to continuing service.
(2)The market value of the shares of restricted stock units that have not vested is calculated by multiplying the number of shares of stock underlying the restricted stock units that have not vested by the closing price of our common stock at December 31, 2021.

Director Compensation

The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Min J. Kim, whose compensation is disclosed under “—Summary Compensation Table”) during 2021. Officers do not earn additional compensation for director service.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards (2)	Total
Brian Choi	$84,000	$41,996	$125,996
Ernest E. Dow	$60,000	$29,997	$89,997
Jason Hwang	$60,000	$29,997	$89,997
Soo Hun Jung, M.D.	$60,000	$29,997	$89,997
Ock Hee Kim	$60,000	$29,997	$89,997
Myung Ja (Susan) Park	$60,000	$29,997	$89,997
Yong Sin Shin	$60,000	$29,997	$89,997

(1)Excludes reimbursement for traveling and other expenses and stock-based expenses relating to equity awards granted in prior years under our equity plans.
(2)On June 24, 2021, the Company granted an aggregate 22,422 shares of stock awards to directors (excluding Ms. Kim). The grant date fair value was based on the number of shares granted and the closing price of the Company's stock on the grant date, which was $9.90.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial Ownership of Common Stock
The following table sets forth information as of December 31, 2021, pertaining to beneficial ownership of the Company’s common stock by persons known to the Company to own 5% or more of the Company’s common stock, nominees to be elected to the Board of Directors, the executive officers named in the Summary Compensation Table presented in this proxy statement, and all directors and executive officers of the Company, as a group. This information has been obtained from the Company’s records, or from information furnished directly by the individual or entity to the Company.

For purposes of the following table, shares issuable pursuant to stock options which may be exercised within 60 days of December 31, 2021, are deemed to be issued and outstanding and have been treated as outstanding in determining the amount and nature of beneficial ownership and in calculating the percentage of ownership of those individuals possessing such interest, but not for any other individuals.

Name of Beneficial Owner (1)	Shares Beneficially Owned (2) (3)		Percent of Class (3)
Directors and Executive Officers:
Brian Choi	962,800		6.36%
Ernest E. Dow	240,844		1.59%
Jason Hwang	148,055		0.98%
Soo Hun Jung, M.D.	229,438		1.52%
Ock Hee Kim	514,935		3.40%
Myung Ja (Susan) Park	51,659		0.34%
Yong Sin Shin	478,000		3.16%
Min J. Kim	599,642	(4)	3.91%
Christine Y. Oh	127,778		0.84%
Sang K. Oh	—		—%
Ihnsuk J. Bang	2,000		0.01%
All directors and executive officers as a group (13 individuals)	3,456,991	(5)	22.47%
EJF Capital LLC	859,130	(6)	5.68%
Manulife Financial Corporation	887,671	(7)	5.86%

(1)Except as otherwise noted, the address for all persons is c/o OP Bancorp, 1000 Wilshire Boulevard, Suite 500, Los Angeles, California 90017.
(2)Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.
(3)Includes shares beneficially owned (including options exercisable and restricted stock units vesting within 60 days of December 31, 2021).
(4)Consists of 389,642 shares held by Ms. Kim individually, 210,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of December 31, 2021.
(5)Includes 250,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of December 31, 2021.
(6)Represents the number of common shares beneficially owned by EJF Sidecar Series LLC - Small Financial Equities Series ("EJF Sidecar Series SFE"), EJF Capital LLC and Emanuel J. Friedman. EJF Sidecar Series LLC - Small Financial Equities Series ("EJF Sidecar Series SFE") is the record and direct beneficial owner of 859,130 shares. EJF Capital LLC is the managing member of EJF Sidecar Series SFE, and the investment manager of an affiliate thereof, and may be deemed to share beneficial ownership of the shares of Common Stock of which EJF Sidecar Series SFE is the record owner. Emanuel J. Friedman is the controlling member of EJF Capital LLC and may be deemed to share beneficial ownership of the shares of Common Stock over which EJF Capital LLC may share beneficial ownership. The address for each of EJF Sidecar Series SFE, EJF Capital LLC and Emanuel J. Friedman is 2107 Wilson Boulevard, Suite 410, Arlington, VA 22201. The foregoing information has been obtained from the shareholder's Schedule 13G filed with the SEC on November 5, 2018.
(7)Represents the number of common shares beneficially owned by Manulife Financial Corporation (“MFC”) and MFC’s indirect, wholly-owned subsidiaries, Manulife Investments (US) LLC (“MIM (US)”) and Manulife Investment Management Limited (“MIML”). The address of MFC and MIMIL is 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5 and the address of MIM (US) is 197 Clarendon Street, Boston, Massachusetts 02116. The foregoing information has been obtained from the shareholder’s Schedule 13G filed with the SEC on February 14, 2022.

The following table summarizes our equity compensation plans as of December 31, 2021:

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	459,641	$8.54	1,323,207
Equity compensation plans not approved by security holders	—	—	—
Total	459,641	$8.54	1,323,207

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
Ordinary Banking Relationships
Certain of our officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with us in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. Any loans we originate with officers, directors and principal shareholders, as well as their immediate family members and affiliates, are approved by our Board of Directors in accordance with the bank regulatory requirements
As of December 31, 2021, our officers and directors as well as their immediate families and affiliated companies, taken as a group, were not indebted directly or indirectly to us, while deposits from this group totaled $1.2 million as of such date. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.
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

Item 14. Principal Accounting Fees and Services.
The following table summarizes the aggregate fees billed to the Company by its independent auditor:

Category of Services	Fiscal Year 2021	Fiscal Year 2020
Audit fees (1)	$452,279	$410,717
Audit-related fees	—	—
Tax fees (2)	39,350	52,367
All other fees	—	—
Total accounting fees	$491,629	$463,084

(1)Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(2)Tax fees were related to tax services provided to Company, including annual Federal and State tax return, quarterly tax estimates, and any assistance, review, or resolution of tax notice.
The ratio of Tax fees and All other fees to Total accounting fees was 8.0% for 2021 and 11.3% for 2020.
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

3.3
First Amendment to the Amended and Restated Bylaws of OP Bancorp (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38437) filed on March 15, 2021)

4.1
Specimen common stock certificate of OP Bancorp (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

4.2
Description of Securities Registered under Section 12 of Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38437) filed on March 16, 2020)

10.1*
Employment Agreement, dated November 1, 2017, between OP Bancorp and Min J. Kim (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.2*
Employment Offer Letter, dated June 10, 2010, from First Standard Bank to Christine Oh (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.3*
Employment Offer Letter, dated September 9, 2013, from First Standard Bank to Ki Won Yoon (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.4*
Employment Offer Letter, dated April 27, 2010, from First Standard Bank to Kathrine Duncan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

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

10.17*	Employment Offer Letter, dated September 18, 2020, from Open Bank to Ihnsuk J. Bang

10.18*
Addendum to Employee Agreement, dated June 24, 2021, between OP Bancorp, Open Bank and Min J. Kim (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38437) filed on June 25, 2021)

10.19*	2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Form S-8 Registration Statement (Registration No. 333-257362) filed on June 24, 2021

10.20*	Form of Restricted Stock Unit Agreement under the OP Bancorp 2021 Equity Incentive Plan

21.1	Subsidiaries of OP Bancorp (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

23.1	Consent of Crowe LLP

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
* Indicates management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP Bancorp

Date: March 18, 2022	By:	/s/ MIN J. KIM
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

Signature/Name	Title	Date

/s/ MIN J. KIM	President and Chief Executive Officer	March 18, 2022
Min J. Kim

/s/ CHRISTINE Y. OH	Executive Vice President & Chief Financial Officer	March 18, 2022
Christine Y. Oh

/s/ BRIAN CHOI	Director	March 18, 2022
Brian Choi

/s/ ERNEST E. DOW	Director	March 18, 2022
Ernest E. Dow

/s/ JASON HWANG	Director	March 18, 2022
Jason Hwang

/s/ SOO HUN JUNG	Director	March 18, 2022
Soo Hun Jung

/s/ OCK HEE KIM	Director	March 18, 2022
Ock Hee Kim

/s/ MYUNG JA (SUSAN) PARK	Director	March 18, 2022
Myung Ja (Susan) Park

/s/ YONG SIN SHIN	Director	March 18, 2022
Yong Sin Shin

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of OP Bancorp and subsidiary
Los Angeles, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OP Bancorp and subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Costa Mesa, California
March 18, 2022

OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$115,459	$106,310
Available-for-sale debt securities, at fair value	150,444	91,791
Other investments	10,999	10,101
Loans held for sale	89,428	26,659
Loans receivable, net of allowance of $16,123 in 2021 and $15,352 in 2020	1,297,896	1,084,384
Premises and equipment, net	4,355	4,544
Accrued interest receivable, net of allowance of $205 in 2021 and $643 in 2020	4,579	3,985
Servicing assets	12,720	7,360
Company owned life insurance	11,134	10,879
Deferred tax assets, net	8,409	5,242
Operating right-of-use assets	8,905	6,786
Other assets	12,363	8,785
Total assets	$1,726,691	$1,366,826
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$774,754	$522,754
Interest bearing:
Money market and others	380,226	328,323
Time deposits greater than $250,000	207,288	200,210
Other time deposits	171,798	148,803
Total deposits	1,534,066	1,200,090
Federal Home Loan Bank advances	—	5,000
Accrued interest payable	558	1,021
Operating lease liabilities	10,307	8,429
Other liabilities	16,538	8,920
Total liabilities	1,561,469	1,223,460
Shareholders’ equity
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding in 2021 and 2020	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,137,808 and 15,016,700 shares issued and outstanding in 2021 and 2020, respectively	78,718	78,657
Additional paid-in capital	8,645	8,521
Retained earnings	79,056	55,348
Accumulated other comprehensive (loss) income	(1,197)	840
Total shareholders’ equity	165,222	143,366
Total liabilities and shareholders' equity	$1,726,691	$1,366,826

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)	Year Ended December 31,
	2021	2020	2019
INTEREST INCOME
Interest and fees on loans	$62,448	$51,829	$55,720
Interest on available-for-sale debt securities	1,085	1,177	1,353
Other interest income	625	650	1,706
Total interest income	64,158	53,656	58,779
Interest expense
Interest on deposits	3,132	8,292	14,507
Total interest expense	3,132	8,292	14,507
Net interest income	61,026	45,364	44,272
Provision for loan losses	522	5,961	1,102
Net interest income after provision for loan losses	60,504	39,403	43,170
NONINTEREST INCOME
Service charges on deposits	1,562	1,431	2,015
Loan servicing fees, net of amortization	1,953	1,856	1,186
Gain on sale of loans	11,313	6,092	5,905
Other income	1,189	1,392	2,320
Total noninterest income	16,017	10,771	11,426
NONINTEREST EXPENSE
Salaries and employee benefits	21,253	20,041	20,267
Occupancy and equipment	5,213	4,974	4,648
Data processing and communication	2,000	1,682	1,530
Professional fees	1,192	1,101	980
FDIC insurance and regulatory assessments	583	449	259
Promotion and advertising	684	467	806
Directors’ fees	593	700	908
Foundation donation and other contributions	2,890	1,335	1,586
Other expenses	1,457	1,191	1,536
Total noninterest expense	35,865	31,940	32,520
INCOME BEFORE INCOME TAX EXPENSE	40,656	18,234	22,076
Income tax expense	11,816	5,107	5,319
NET INCOME	$28,840	$13,127	$16,757
EARNINGS PER SHARE - BASIC	$1.89	$0.85	$1.04
EARNINGS PER SHARE - DILUTED	$1.88	$0.85	$1.03

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)	Year Ended December 31,
	2021	2020	2019
NET INCOME	$28,840	$13,127	$16,757
Other comprehensive (loss) income:
Change in unrealized gains (losses) on available-for-sale debt securities	(2,891)	925	1,045
Tax effect	854	(273)	(309)
Total other comprehensive (loss) income	(2,037)	652	736
COMPREHENSIVE INCOME	$26,803	$13,779	$17,493

See accompanying notes to consolidated financial statements.

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands, except shares)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance at January 1, 2019	15,860,306	$91,209	$6,249	$32,877	$(548)	$129,787
Net income	—	—	—	16,757	—	16,757
Other comprehensive income	—	—	—	—	736	736
Stock issued under stock-based compensation plans	425,489	563	—	—	—	563
Stock-based compensation, net	—	—	1,275	—	—	1,275
Repurchase of common stock	(582,519)	(5,391)	—	—	—	(5,391)
Cash dividends declared ($0.20 per share)	—	—	—	(3,151)	—	(3,151)
Balance at December 31, 2019	15,703,276	$86,381	$7,524	$46,483	$188	$140,576

Balance at January 1, 2020	15,703,276	$86,381	$7,524	$46,483	$188	$140,576
Net income	—	—	—	13,127	—	13,127
Other comprehensive income	—	—	—	—	652	652
Stock issued under stock-based compensation plans	298,591	380	—	—	—	380
Stock-based compensation, net	—	—	997	—	—	997
Repurchase of common stock	(985,167)	(8,104)	—	—	—	(8,104)
Cash dividends declared ($0.28 per share)	—	—	—	(4,262)	—	(4,262)
Balance at December 31, 2020	15,016,700	$78,657	$8,521	$55,348	$840	$143,366

Balance at January 1, 2021	15,016,700	$78,657	$8,521	$55,348	$840	$143,366
Net income	—	—	—	28,840	—	28,840
Other comprehensive loss	—	—	—	—	(2,037)	(2,037)
Stock issued under stock-based compensation plans	124,938	89	—	—	—	89
Stock-based compensation, net	—	—	124	—	—	124
Repurchase of common stock	(3,830)	(28)	—	—	—	(28)
Cash dividends declared ($0.34 per share)	—	—	—	(5,132)	—	(5,132)
Balance at December 31, 2021	15,137,808	$78,718	$8,645	$79,056	$(1,197)	$165,222

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
($ in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$28,840	$13,127	$16,757
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Provision for loan losses	522	5,961	1,102
Depreciation and amortization of premises and equipment	1,314	1,301	1,146
Amortization of net premiums on securities	882	587	248
Amortization of servicing assets	3,536	1,737	2,084
Accretion of loan discounts	(4,847)	(1,978)	(2,518)
Amortization of low income housing partnerships	522	262	223
Stock-based compensation	558	1,102	1,470
Deferred income taxes	(2,312)	(2,326)	174
Gain on sales of loans	(11,313)	(6,092)	(5,905)
Gain on sales of other assets	—	(213)	—
Earnings on company owned life insurance	(255)	(261)	(1,512)
Net change in fair value of equity investment with readily determinable fair value	108	(79)	(140)
Origination of loans held for sale	(177,042)	(111,015)	(89,778)
Proceeds from sales of loans held for sale	122,520	92,448	92,213
Net change in:
Accrued interest receivable	242	(1,462)	(98)
Other assets	5,793	2,531	2,707
Accrued interest payable	(463)	(1,665)	971
Other liabilities	3,117	1,184	(164)
Net cash provided by (used in) operating activities	(28,278)	(4,851)	18,980
Cash flows from investing activities
Net change in loans receivable	(123,069)	(109,470)	(115,767)
Proceeds from matured, called, or paid-down securities available for sale	35,941	30,321	14,549
Proceeds from company owned life insurance	—	—	2,288
Purchase of loans and servicing assets	(97,631)	—	—
Purchase of securities available for sale	(98,368)	(65,226)	(14,964)
Purchase of equity investments	—	—	(1,000)
Purchase of Federal Home Loan Bank stock	(963)	(685)	(776)
Purchase of premises and equipment, net	(1,125)	(619)	(1,739)
Investment in low income housing partnerships	(829)	(1,389)	(622)
Net cash used in investing activities	(286,044)	(147,068)	(118,031)
Cash flows from financing activities
Net change in deposits	333,976	179,379	115,535
Cash received from stock option exercises	89	380	563
Proceeds from Federal Home Loan Bank advances	—	10,000	—
Repayment of Federal Home Loan Bank advances	(5,000)	(5,000)	—
Repurchase of common stock	(28)	(8,104)	(5,391)
Cash dividend paid on common stock	(5,132)	(4,262)	(3,151)
Payments related to tax-withholding for vested restricted stock awards	(434)	(107)	(196)
Net cash provided by financing activities	323,471	172,286	107,360
Net change in cash and cash equivalents	9,149	20,367	8,309
Cash and cash equivalents at beginning of period	106,310	85,943	77,634

Cash and cash equivalents at end of period	$115,459	$106,310	$85,943
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$10,778	$6,125	$4,205
Interest	$3,595	$9,957	$13,535
Supplemental noncash disclosure:
Initial recognition of right-of-use assets	$3,708	$—	$8,254
New commitments to low income housing partnership investments	$3,500	$3,477	$—

See accompanying notes to consolidated financial statements
F-7

OP BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Business Description: OP Bancorp is a California corporation that was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of OP Bancorp. OP Bancorp has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, OP Bancorp operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. OP Bancorp’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. OP Bancorp is operating with nine full-service branches.
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
The COVID-19 pandemic has created economic and financial disruptions that could adversely affect our business, financial condition, and results of operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, the extent to which the COVID-19 pandemic may impact the accuracy of our significant estimates, including the allowance for loan losses, is highly uncertain and cannot be predicted at this time.
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
Asset Purchase: On May 24, 2021, the Company completed the purchase of loan portfolio from Hana Small Business Lending, Inc. ("Hana") and paid approximately $97.6 million that included loans of $100.0 million at a fair value discount of $8.9 million, servicing assets of $6.1 million and accrued interest receivable of $398 thousand. The following table summarizes the consideration paid for the loan portfolio and the amounts of assets purchased:

($ in thousands)
Consideration
Cash	$97,631

Recognized amounts of identifiable assets purchased:
Loans (1)	$100,003
Loan discounts	(8,867)
Accrued interest receivable	398
Servicing assets	6,097
Total recognized identifiable assets	$97,631

(1)Consists of $92.2 million of SBA loans, $6.9 million of PPP loans and $919 thousand of real estate loans.
The Company follows the guidance in Accounting Standards Codification (“ASC”) 805, Business Combination, for determining the appropriate accounting treatment for acquisition. Accounting Standards Update (“ASU”) 2017-01,

Business Combinations (Topic 805) Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial test is met, the assets acquired would not represent a business combination, but rather an asset acquisition. If the transaction is deemed to be an asset acquisition, the cost accumulation and allocation model is used in which the cost of the acquisition is allocated on a relative fair value basis to the assets acquired. The Company concluded that the Hana transaction did not qualify as a business combination and was accounted for as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50 using a cost accumulation model.
The Company records purchased performing loans in the Hana transaction at fair value including a discount and recognizes discount accretion using the contractual cash flow method. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans in accordance with the provisions of ASC 310-20, Nonrefundable Fees and Other Costs. There was no allowance for loan losses established as of June 30, 2021 for the purchased performing loans in the Hana transaction. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.
Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
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

Low Income Housing Partnership Investments: The Company records the low income housing partnership investments, net of amortization, using the proportional amortization method and the Company reports it to other assets on the Consolidated Balance Sheets. The Company recognizes tax credits in income tax expense on the Consolidated Statement of Income. The commitments to fund the low income housing partnership investments are also recorded and included to other liabilities on the Consolidated Balance Sheets. The Company utilizes the year to date tax credits on the Company’s income tax returns for the year.
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
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the years ended December 31, 2021 or 2020.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale ("AFS") debt securities, which are also recognized as separate components of shareholders’ equity, net of tax.
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
New Accounting Pronouncements Adopted in 2021:
During the year ended December 31, 2021, there were no significant accounting pronouncements applicable to the Company that became effective.

Recent Accounting Pronouncements Not Yet Effective:
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

In July 2019, the FASB proposed the effective date delay to January 2020 for SEC filers, excluding smaller reporting companies (“SRCs”) and emerging growth companies (“EGCs”), and January 2023 for all other entities including SRCs and EGCs, and in October 2019, the FASB voted to approve the proposed delay. The Company expects the adoption date of ASU 2016-13 will be January 2023. ASU 2016-13 will be applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings, except for debt securities that an other-than-temporary impairment had been previously recognized will be applied using the prospective transition approach. The Company is currently evaluating the effects of ASU 2016-13 on its Consolidated Financial Statements and disclosures, including software solutions, data requirements and loss estimation methodologies. The company has engaged a third-party advisor to develop a new expected loss model. While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU is a new accounting standard related to contracts or hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other reference rates that are expected to be discontinued. The new standard provides temporary optional expedients and exceptions regarding existing accounting requirements related to contractual modifications of contracts, hedging relationships, and other transactions that are affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, as subsequent amendments, which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from referent rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company adopted this guidance on a prospective basis in January 2021 and the guidance did not have a material impact on the Company’s Consolidated Financial Statements. The Company will assess the impact in conjunction with the reference rate transition as it occurs.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This amendment simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The effective date will be January 2023. The Company does not expect the adoption of this guidance will be material to its Consolidated Financial Statements.

Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of AFS debt securities as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,555	$178	$(321)	$37,412
Residential collateralized mortgage obligations	114,588	253	(1,809)	113,032
Total AFS debt securities	$152,143	$431	$(2,130)	$150,444

	December 31, 2020
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored agency securities	$1,000	$5	$—	$1,005
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	19,281	430	(7)	19,704
Residential collateralized mortgage obligations	70,318	814	(50)	71,082
Total AFS debt securities	$90,599	$1,249	$(57)	$91,791

There were no sales of AFS debt securities during the years ended December 31, 2021 and 2020. The amortized cost and estimated fair value of AFS debt securities at December 31, 2021, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$1,122	$1,159
After five years through ten years	3,143	3,221
After ten years	147,878	146,064
Total AFS debt securities	$152,143	$150,444

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss at December 31, 2021 and 2020:

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$31,120	$(321)	$—	$—	$31,120	$(321)
Residential collateralized mortgage obligations	93,607	(1,578)	7,212	(231)	100,819	(1,809)
Total AFS debt securities	$124,727	$(1,899)	$7,212	$(231)	$131,939	$(2,130)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$3,089	$(7)	$—	$—	$3,089	$(7)
Residential collateralized mortgage obligations	13,593	(50)	—	—	13,593	(50)
Total AFS debt securities	$16,682	$(57)	$—	$—	$16,682	$(57)

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

The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, the Company does not consider these securities to be OTTI as of December 31, 2021.
As of December 31, 2021 or 2020, there were no pledged securities to secure public deposits, borrowing and letters of credit from FHLB and the Board of Governors of the Federal Reserve System (“FRB”), and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021	December 31, 2020
FHLB stock	$7,006	$6,043
PCBB stock	190	190
Mutual fund - CRA qualified	3,708	3,773
Time deposits placed in other banks	95	95
Total other investments	$10,999	$10,101

The Company has equity investment in a mutual fund with readily determinable fair value of $3.7 million and $3.8 million, as of December 31, 2021 or 2020, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $108 thousand unrealized loss and a $79 thousand unrealized gain for the years ended December 31, 2021 and 2020, respectively. The unrealized gains (losses) of the mutual fund are included in Other income in the statements of income.
Note 3. Loans and Allowance for Loan Losses

The following table presents the composition of the loan portfolio as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Commercial real estate	$701,450	$651,684
SBA loans—real estate	220,099	136,224
SBA loans—non-real estate (1)	55,759	75,151
Commercial and industrial ("C&I")	162,543	107,307
Home mortgage	173,303	128,212
Consumer	865	1,158
Gross loans receivable	1,314,019	1,099,736
Allowance for loan losses	(16,123)	(15,352)
Loans receivable, net (2)	$1,297,896	$1,084,384

(1)As of December 31, 2021 and 2020, SBA loans - non-real estate balances include SBA Paycheck Protection Program ("PPP") loans of $40.6 million and $64.9 million, respectively.
(2)Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $(7.0) million and $(5.9) million as of December 31, 2021 and 2020, respectively.
No loans were outstanding to related parties as of December 31, 2021 or 2020.

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021, 2020, and 2019:

($ in thousands)	Commercial Real Estate	SBA Loans— Real Estate	SBA Loans—Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Balance at January 1, 2019	$4,805	$894	$505	$1,746	$1,653	$33	$9,636
Provision for (reversal of) loan losses (1)	1,195	734	(384)	(457)	14	—	1,102
Charge-offs	—	(689)	—	—	—	—	(689)
Recoveries	—	—	—	—	—	1	1
Balance at December 31, 2019	$6,000	$939	$121	$1,289	$1,667	$34	$10,050
Provision for (reversal of) loan losses (1)	2,505	863	174	1,274	518	(16)	5,318
Charge-offs	—	—	(45)	—	—	—	(45)
Recoveries	—	—	28	—	—	1	29
Balance at December 31, 2020	$8,505	$1,802	$278	$2,563	$2,185	$19	$15,352
(Reversal of) provision for loan losses (1)	(355)	279	54	285	706	(10)	959
Charge-offs	—	(59)	(136)	—	—	—	(195)
Recoveries	—	—	3	—	—	4	7
Balance at December 31, 2021	$8,150	$2,022	$199	$2,848	$2,891	$13	$16,123

(1)Excludes provision for (reversal of) uncollectible accrued interest receivable of $205 thousand and $643 thousand for the years ended December 31, 2021, and 2020, respectively. There was no provision for uncollectible accrued interest receivable for the year ended December 31, 2019.

The following table presents the allowance for loan losses and recorded investment (not including accrued interest receivable) by portfolio segment and impairment methodology as of December 31, 2021 and 2020:

($ in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
As of December 31, 2021
Allowance for loan losses (1):
Commercial real estate	$—	$8,150	$8,150
SBA loans—real estate	—	2,022	2,022
SBA loans—non-real estate	—	199	199
C&I	312	2,536	2,848
Home mortgage	—	2,891	2,891
Consumer	—	13	13
Total	$312	$15,811	$16,123
Loans (2):
Commercial real estate	$—	$701,450	$701,450
SBA loans—real estate	812	219,287	220,099
SBA loans—non-real estate	—	55,759	55,759
C&I	312	162,231	162,543
Home mortgage	—	173,303	173,303
Consumer	—	865	865
Total	$1,124	$1,312,895	$1,314,019
As of December 31, 2020
Allowance for loan losses (1):
Commercial real estate	$—	$8,505	$8,505
SBA loans—real estate	—	1,802	1,802
SBA loans—non-real estate	87	191	278
C&I	330	2,233	2,563
Home mortgage	—	2,185	2,185
Consumer	—	19	19
Total	$417	$14,935	$15,352
Loans (2):
Commercial real estate	$—	$651,684	$651,684
SBA loans—real estate	—	136,224	136,224
SBA loans—non-real estate	174	74,977	75,151
C&I	330	106,977	107,307
Home mortgage	—	128,212	128,212
Consumer	—	1,158	1,158
Total	$504	$1,099,232	$1,099,736

(1)Excludes allowance for uncollectible accrued interest receivable of $205 thousand and $643 thousand as of December 31, 2021, and 2020, respectively.
(2)Excludes accrued interest receivables of $4.4 million and $4.4 million as of December 31, 2021, and 2020, respectively.

The following table presents the recorded investment of individually impaired loans and the specific allowance for loan losses as of December 31, 2021 and 2020:

	December 31, 2021 (1)				December 31, 2020 (1)
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
SBA loans—real estate	$812	$812	$—	$—	$—	$—	$—	$—
SBA loans—non-real estate	—	—	—	—	174	—	174	87
C&I	313	—	313	313	330	—	330	330
Total	$1,125	$812	$313	$313	$504	$—	$504	$417

(1)    The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans was not considered to be material.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment for the years ended December 31, 2021, 2020, and 2019. The difference between interest income recognized and cash basis interest recognized was immaterial.

($ in thousands)	Average Recorded Investment	Interest Income Recognized
2021
SBA loans—real estate	$597	$—
Commercial and industrial	322	—
Total	$919	$—
2020
SBA loans—non-real estate	$182	$41
C&I	331	14
Total	$513	$55
2019
SBA loans—real estate	$503	$—
SBA loans—non-real estate	45	—
C&I	338	20
Total	$886	$20

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of December 31, 2021 and 2020:

($ in thousands)	Nonaccrual	90 or More Days Past Due & Still Accruing	Total
As of December 31, 2021
SBA loans—real estate	$812	$—	$812
SBA loans—non-real estate	837	200	1,037
Commercial and industrial	313	—	313
Home mortgage	1,038	—	1,038
Total	$3,000	$200	$3,200
As of December 31, 2020
SBA loans—real estate	$56	$—	$56
SBA loans—non-real estate	330	—	330
Home mortgage	599	—	599
Total	$985	$—	$985

Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans at December 31, 2021 and 2020:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total (1)
As of December 31, 2021
Commercial real estate	$—	$—	$—	$—	$701,450	$701,450
SBA—real estate	—	—	419	419	219,680	220,099
SBA—non-real estate	76	336	881	1,293	54,466	55,759
C&I	—	—	—	—	162,543	162,543
Home mortgage	—	—	893	893	172,410	173,303
Consumer	—	—	—	—	865	865
Total	$76	$336	$2,193	$2,605	$1,311,414	$1,314,019
As of December 31, 2020
Commercial real estate	$—	$—	$—	$—	$651,684	$651,684
SBA—real estate	—	—	—	—	136,224	136,224
SBA—non-real estate	—	—	—	—	75,151	75,151
C&I	—	—	—	—	107,307	107,307
Home mortgage	—	—	599	599	127,613	128,212
Consumer	—	—	—	—	1,158	1,158
Total	$—	$—	$599	$599	$1,099,137	$1,099,736

(1)Excludes accrued interest receivables of $4.4 million and $4.4 million as of December 31, 2021, and 2020, respectively.
Troubled Debt Restructurings: When, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to a borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”), the balance of which totaled $313 thousand and $333 thousand as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company has allocated $313 thousand and $333 thousand of specific reserves to the loans classified as TDRs, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.
Modifications made were primarily extensions of existing payment modifications on loans previously identified as TDRs. There were no new loans identified as TDRs during the years ended December 31, 2021, 2020, or 2019. There were no payment defaults during the years ended December 31, 2021, 2020, or 2019 of loans that had been modified as TDRs within the previous twelve months.
Loan Payment Deferrals: Through December 31, 2021, the Company has processed loan deferments for borrowers across multiple industries representing 226 loan accounts, with an aggregate loan balance of $250.8 million under the interagency guidance and Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). COVID-19 related modifications are generally not classified as TDRs due to the relief under the CARES Act and the interagency guidance, both of which the Company elected to apply. Additionally, the Company’s election to apply the TDR relief provided by the CARES Act and the interagency guidance impacts our regulatory capital ratios as these loan modifications related to COVID-19 are not adjusted to a higher risk-weighting normally required with TDR classification.

Through December 31, 2021, 223 loans with an aggregate balance of $245.7 million, including 69 home mortgage loans with an aggregate balance of $30.2 million, have resumed regular payments. As of December 31, 2021, 3 loans with an aggregate balance of $5.0 million remain in deferments.

The following table represents the loan deferment status change by loan type as of December 31, 2021:

	December 31, 2021
($ in thousands)	Total deferments under the CARES Act		Payment resumed or paid off		Remaining deferments
Loan Type	Number of Accounts	Balance	Number of Accounts	Balance	Number of Accounts	Balance
Loans, excluding home mortgage and consumer	157	$220,553	154	$215,509	3	$5,044
Home mortgage	69	30,205	69	30,205	—	—
Total	226	$250,758	223	$245,714	3	$5,044

Paycheck Protection Program loans: A provision in the CARES Act created the PPP, which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay expenses related to their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing applicable documentation evidencing their compliant with the terms of the program, including compliance regarding the use of funds. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020.
As of December 31, 2021, the Company had loans outstanding with a carrying value of $40.6 million, which were recorded in the SBA – non-real estate. Since the PPP’s inception through December 31, 2021, the Company has funded $154.5 million, and $118.7 million of principal forgiveness has been provided on qualifying PPP loans.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

As of December 31, 2021 and 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total (1)
As of December 31, 2021
Commercial real estate	$701,450	$—	$—	$—	$701,450
SBA loans—real estate	218,408	—	1,691	—	220,099
SBA loans—non-real estate	54,762	—	966	31	55,759
C&I	162,230	—	313	—	162,543
Home mortgage	172,265	—	1,038	—	173,303
Consumer	865	—	—	—	865
Total	$1,309,980	$—	$4,008	$31	$1,314,019
As of December 31, 2020
Commercial real estate	$651,684	$—	$—	$—	$651,684
SBA loans—real estate	134,166	535	1,523	—	136,224
SBA loans—non-real estate	74,953	—	198	—	75,151
C&I	102,302	—	5,005	—	107,307
Home mortgage	127,613	—	599	—	128,212
Consumer	1,158	—	—	—	1,158
Total	$1,091,876	$535	$7,325	$—	$1,099,736

(1)Excludes accrued interest receivables of $4.4 million and $4.4 million as of December 31, 2021, and 2020, respectively.
Note 4. Leases
As a lessee, the Company enters into leases of buildings and our real estate leases primarily relate to bank branches and office space from nonaffiliated parties with remaining lease terms ranging from 1 to 10 years as of December 31, 2021. Certain lease arrangements contain extension option which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At December 31, 2021 and 2020, operating right-of-use (“ROU”) assets were $8.9 million and $6.8 million, respectively, and related liabilities were $10.3 million and $8.4 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases at December 31, 2021 and 2020.
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

The table below summarizes total lease cost for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020
Operating lease cost	$1,852	$1,769
Variable lease cost	739	774
Total lease cost	$2,591	$2,543

The tables below summarize other information related to the Company’s operating leases as of the associated period:

	Year Ended December 31,
($ in thousands)	2021	2020
Operating right-of-use assets	$8,905	$6,786
Operating lease liabilities	$10,307	$8,429
Weighted average remaining lease term - operating leases	6.9 years	5.0 years
Weighted average discount rate - operating leases	2.02%	2.99%

	Year Ended December 31,
($ in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,082	$2,005

Rent expense was $2.6 million for each of the years ended December 31, 2021 and 2020, and $2.5 million for the year ended December 31, 2019.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the Consolidated Balance Sheets as of December 31, 2021:

($ in thousands)	December 31,
2022	$2,180
2023	2,028
2024	1,920
2025	1,081
2026	1,424
Thereafter	4,275
Total lease payments	12,908
Discount to present value	(2,601)
Total lease liability	$10,307

Note 5. Premises and equipment

The following table presents information regarding the premises and equipment as of December 31, 2021 and 2020:

	As of December 31,
($ in thousands)	2021	2020
Leasehold improvements	$7,375	$6,878
Furniture and fixtures	3,530	3,307
Equipment and others	2,955	2,593
Total premises and equipment	13,860	12,778
Accumulated depreciation	(9,505)	(8,234)
Total premises and equipment, net	$4,355	$4,544

Total depreciation expense included in occupancy and equipment expenses for the years ended December 31, 2021, 2020, and 2019, was $1.3 million, $1.3 million, and $1.1 million, respectively.
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

Based on the results of the impairment test, there was no valuation allowance for impairment as of both December 31, 2021 and 2020. The following table presents an analysis of the changes in activity for loan servicing assets during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2021	2020
Beginning balance	$7,360	$7,024
Additions from loans sold with servicing retained	2,799	2,073
Additions from purchase of servicing rights	6,097	—
Amortized to expense	(3,536)	(1,737)
Ending balance	$12,720	$7,360

The fair value of the servicing assets was $15.5 million at December 31, 2021, which was determined using discount rates ranging from 3.75% to 10.00% and prepayment speeds ranging from 14.6% to 15.0%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $9.1 million at December 31, 2020, which was determined using discount rates ranging from 1.75% to 10.00% and prepayment speeds ranging from 14.3% to 15.1% depending on the stratification of the specific assets.
Note 7. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand at December 31, 2021 and 2020 were $207.3 million and $200.2 million, respectively.

The following table presents the scheduled contractual maturities of time deposits at December 31, 2021:

($ in thousands)	December 31,
2022	$370,910
2023	5,335
2024	1,662
2025	854
2026 and thereafter	325
Total	$379,086

Deposits from principal officers, directors, and their affiliates at December 31, 2021 and December 31, 2020 were $1.2 million and $1.5 million, respectively.
Note 8. Borrowing arrangements
As of December 31, 2021, the Company had no borrowings from the FHLB of San Francisco, compared with $5.0 million as of December 31, 2020, which had a zero interest rate under the Recovery Advance Program to support pandemic relief. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit as of both December 31, 2021 and 2020.

The Company had available borrowings from the following institutions as of December 31, 2021:

($ in thousands)	December 31, 2021
Federal Home Loan Bank—San Francisco	$350,585
Federal Reserve Bank	141,639
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$592,224

The Company has pledged approximately $958.3 million and $909.2 million of loans as collateral for these lines of credit as of December 31, 2021 and 2020, respectively.
Note 9. Income Taxes

The following table presents the components of income taxes expense (benefit) for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Current income tax expense:
Federal	$9,243	$4,837	$3,162
State	4,885	2,596	1,983
Total current income tax expense	14,128	7,433	5,145
Deferred income tax (benefit) expense:
Federal	(1,614)	(1,516)	228
State	(698)	(810)	(54)
Total deferred income tax (benefit) expense	(2,312)	(2,326)	174
Total income tax expense	$11,816	$5,107	$5,319

The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
Meals and entertainment	—%	0.2%	0.2%
State income taxes, net of federal tax benefit	8.5%	8.3%	7.3%
Stock option expense and related excess tax benefits	0.1%	(0.7)%	(1.9)%
Company owned life insurance	(0.1)%	(0.3)%	(1.4)%
Other, net	(0.4)%	(0.5)%	(1.0)%
Effective tax rate	29.1%	28.0%	24.2%

The significant components of deferred tax assets and liabilities are reflected in the following table:

	December 31,
($ in thousands)	2021	2020
Deferred tax assets:
Organizational costs	$22	$25
Allowance for loan losses	4,827	4,717
Loans held for sale	2,919	695
Stock-based compensation	211	515
Accrued compensation	238	181
Lease liability	3,047	2,492
State taxes	1,059	586
Net unrealized loss on AFS debt securities	503	—
Nonaccrual loan interest income	62	7
Other	49	23
Total deferred tax assets	12,937	9,241
Deferred tax liabilities:
Loan origination costs	(1,477)	(1,110)
Depreciation	(379)	(487)
Right of use asset	(2,633)	(2,006)
Net unrealized gain on AFS debt securities	—	(352)
Other	(39)	(44)
Total deferred tax liabilities	(4,528)	(3,999)
Net deferred tax asset	$8,409	$5,242

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management reevaluated all positive and negative evidence that existed and concluded all deferred tax assets are realizable. Therefore, no valuation allowance was necessary as of December 31, 2021 and 2020.
The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2018 and for state taxing authorities for tax years prior to 2017.

There were no significant unrealized tax benefits recorded as of December 31, 2021 and 2020, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
Note 10. Commitments and Contingencies
Off-Balance-Sheet Credit Risk: In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credits (“SBLC”s). These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheets. Loan commitments represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These commitments generally have fixed expiration dates or contain termination clauses in the event the customer’s credit quality deteriorates. Since many of the commitments are expected to expire without being drawn upon, the commitment amounts do not necessarily represent future funding requirements.
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

The following table presents the distribution of undisbursed credit-related commitments as of December 31, 2021 and 2020:

	As of December 31,
($ in thousands)	2021	2020
Loan commitments	$116,511	$75,740
Standby letter of credit	4,477	9,212
Commercial letter of credit	1,028	1,552
Total undisbursed credit related commitments	$122,016	$86,504

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of December 31, 2021 and 2020:

	As of December 31,
($ in thousands)	2021	2020
Investments in low-income housing partnerships	$7,911	$4,932
Unfunded commitments to fund investments for low-income housing partnerships	$4,825	$2,154

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2039.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $522 thousand, $262 thousand and $223 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $651 thousand, $313 thousand and $257 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 11. Stock-based Compensation
The Company has three stock-based compensation plans currently in effect as of December 31, 2021, as described further below. Total compensation cost that has been charged against earnings for these plans in 2021, 2020, and 2019 was $558 thousand, $1.1 million, and $1.5 million, respectively.
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

A summary of the transactions under the 2005 Plan for the year ended December 31, 2021 and 2020 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2021	100,000	$5.77	$195
Options granted	—	—
Options exercised	(48,000)	1.33
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2021	52,000	$6.37	$333
Fully vested and expected to vest	52,000	$6.37	$333
Vested	52,000	$6.37	$333

Information related to the 2005 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Intrinsic value of options exercised	$231	$370	$592
Cash received from option exercises	$64	$63	$179
Tax benefit realized from option exercised	$27	$17	$5

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan at December 31, 2021 was 1.76. The weighted average remaining contractual term of stock options that were exercisable at December 31, 2021 was 1.76. All of the stock options that are outstanding under the 2005 Plan were fully vested as of December 31, 2021.
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
The exercise prices of stock options granted under the plan may not be less than 100 percent of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. There were no stock options granted under the 2010 Plan during 2021 or 2020.

Restricted stock awards issued under the 2010 Plan may or may not be subject to vesting provisions. Awards which were granted in 2021 and 2020 vest at the end of three years or five years from the date of the grant. Owners of the restricted stock awards shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock awards will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of the transactions under the 2010 Plan for the year ended December 31, 2021 and 2020 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2021	220,000	$7.75	$52
Options granted	—	—
Options exercised	(10,000)	2.53
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2021	210,000	$8.00	$1,000
Fully vested and expected to vest	210,000	$8.00	$1,000
Vested	210,000	$8.00	$1,000

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Intrinsic value of options exercised	$86	$729	$1,728
Cash received from option exercises	$25	$317	$385
Tax benefit realized from option exercised	$—	$157	$453

The weighted average remaining contractual term of stock options outstanding under the 2010 Plan at December 31, 2021 was 2.25 years. The weighted average remaining contractual term of stock options that were exercisable at December 31, 2021 was 2.25 years.

Information related to non-vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Tax (provision) benefit realized from awards vested	$(85)	$21	$144

The 2010 Plan expired in August 2020 and no future grants can be made under the 2010 Plan. As of December 31, 2021, the Company had approximately $67 thousand of unrecognized compensation cost related to unvested stock options and restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 2.18 years.
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

The exercise prices of stock options granted under the plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. There were no stock options granted under the 2021 Plan during 2021.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the year ended December 31, 2021 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2021	—	$—	$—
Awards granted	176,793	9.90
Awards vested	(152)	9.90
Awards forfeited	—	—
Non-vested, as of December 31, 2021	176,641	$9.90	$2,254

No tax benefits or expenses were realized from restricted stock awards under the 2021 Plan for the year ended December 31, 2021.
There were 1,323,207 shares available for future grants in either stock options or restricted stock awards under the 2021 Plan as of December 31, 2021. The Company had approximately $1.4 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of December 31, 2021. The Company expects to recognize these costs over a weighted average period of 3.25 years.
Note 12. Employee Benefit Plan
The Company sponsors a defined contribution plan, 401(k) profit sharing plan (the “401(k) Plan”), designed to provide retirement benefits financed by participant contributions, as well as contributions from the Company. Employees are eligible to participate in the 401(k) Plan as of the first day of the first calendar month after the date they have completed three months of service with the Company and have attained the age of 18. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $752 thousand, $691 thousand, and $602 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company classifies its assets and liabilities recorded at fair value as one of the following three categories and a financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement:
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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,412	$—	$37,412	$—
Residential collateralized mortgage obligations	$113,032	$—	$113,032	$—
Other investments:
Mutual fund - CRA qualified	$3,708	$3,708	$—	$—

December 31, 2020
U.S. Government sponsored agency securities	$1,005	$—	$1,005	$—
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$19,704	$—	$19,704	$—
Residential collateralized mortgage obligations	$71,082	$—	$71,082	$—
Other investments:
Mutual fund - CRA qualified	$3,773	$3,773	$—	$—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications during 2021 or 2020.

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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of December 31, 2021 and 2020:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Impaired loans	$814	$—	$—	$814

December 31, 2020
Impaired loans	$87	$—	$—	$87

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	December 31,
($ in thousands)	2021	2020	2019
Impaired loans	$105	$(84)	$13

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of December 31, 2021 and 2020:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
December 31, 2021
Impaired loans:
SBA loans—real estate	$419	Market approach	Market data comparison	2% to 17%	8.7%
SBA loans—real estate	$395	Income approach - income capitalization	Capitalization rate	12.0%	12.0%

December 31, 2020
Impaired loans:
SBA loans—non-real estate	$25	Market approach	Market data comparison	(3.5)% to 7.1%	2.9%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of December 31, 2021 and 2020.
(2)Applying fair value adjustments on the impaired loan through the full specific reserve allowance of the loan carrying value resulted in a zero fair value balance as of December 31, 2021 and 2020.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of December 31, 2021 and 2020 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	December 31, 2021
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$115,459	$115,459	$—	$—	$115,459
Loans held for sale	$89,428	$—	$99,301	$—	$99,301
Loans receivable, net	$1,297,896	$—	$—	$1,291,926	$1,291,926
Accrued interest receivable, net	$4,579	$—	$348	$4,231	$4,579
Other investments:
FHLB and PCBB stock	$7,196	N/A	N/A	N/A	N/A
Time deposits placed	$95	$—	$95	$—	$95
Servicing assets	12,720			15,505	$15,505
Financial Liabilities:
Deposit	$1,534,066	$—	$1,534,066	$—	$1,534,066
FHLB Advances	$—	$—	$—	$—	$—
Accrued interest payable	$558	$—	$558	$—	$558

	December 31, 2020
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$106,310	$106,310	$—	$—	$106,310
Loans held for sale	$26,659	$—	$26,659	$—	$26,659
Loans receivable, net	$1,084,384	$—	$—	$1,109,217	$1,109,217
Accrued interest receivable, net	$3,985	$7	$249	$3,729	$3,985
Other investments:
FHLB and PCBB stock	$6,233	N/A	N/A	N/A	N/A
Time deposits placed	$95	$—	$95	$—	$95
Servicing assets	$7,360	$—	$—	$9,106	$9,106
Financial Liabilities:
Deposit	$1,200,090	$—	$1,200,789	$—	$1,200,789
FHLB Advances	$5,000	$—	$5,000	$—	$5,000
Accrued interest payable	$1,021	$—	$1,021	$—	$1,021

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:
(a)Cash and Cash equivalents
The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.
(b)Loans Held for Sale
The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.
(c)Loans Receivable, Net
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
(d)Other Investments
Fair value of CRA qualified mutual fund is readily determinable using quoted prices and is classified as Level 1. It is not practical to determine the fair value of FHLB and PCBB stock due to restrictions placed on their transferability.
(e)Deposits
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
(f)Federal Home Loan Bank Advances
The fair values of Federal Home Loan Bank Advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.
(g)Accrued Interest Receivable/Payable
The carrying amounts of accrued interest approximate fair value and are classified within the same fair value hierarchy level as the related asset or liability.
(h)Off-balance Sheet Instruments
Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.
Note 14. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of December 31, 2021 and 2020, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	December 31, 2021
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$182,439	13.66%	N/A	N/A	N/A	N/A
Bank	$179,882	13.47%	$106,857	8.00%	$133,572	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$165,944	12.42%	N/A	N/A	N/A	N/A
Bank	$163,387	12.23%	$80,143	6.00%	$106,857	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	$165,944	12.42%	N/A	N/A	N/A	N/A
Bank	$163,387	12.23%	$60,107	4.50%	$86,822	6.50%
Tier 1 capital (to average assets)
Consolidated	$165,944	9.58%	N/A	N/A	N/A	N/A
Bank	$163,387	9.44%	$69,266	4.00%	$86,582	5.00%

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2020
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$155,287	14.81%	N/A	N/A	N/A	N/A
Bank	$152,232	14.52%	$83,859	8.00%	$104,824	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$142,147	13.56%	N/A	N/A	N/A	N/A
Bank	$139,092	13.27%	$62,894	6.00%	$83,859	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	$142,147	13.56%	N/A	N/A	N/A	N/A
Bank	$139,092	13.27%	$47,171	4.50%	$68,136	6.50%
Tier 1 capital (to average assets)
Consolidated	$142,147	10.55%	N/A	N/A	N/A	N/A
Bank	$139,092	10.32%	$53,915	4.00%	$67,393	5.00%

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.
Note 15. Earnings per Share

Basic EPS is calculated using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock and participating securities. The Company grants restricted stock awards, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to dividends paid to holders of the Company's common stock. These restricted stock awards meet the definition of participating securities based on their respective rights to receive nonforfeitable dividends, and they are treated as a separate class of securities in computing basic EPS. Participating securities are not included as incremental shares in computing diluted EPS.

Diluted EPS incorporates the potential impact of contingently issuable shares. Diluted EPS is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. For each of the periods presented in the table below, diluted EPS calculated under two-class method was more dilutive.

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
($ in thousands, except share and per share data)	2021	2020	2019
Basic
Net income	$28,840	$13,127	$16,757
Undistributed earnings allocated to participating securities	(330)	(195)	(383)
Net income allocated to common shares	$28,510	$12,932	$16,374
Weighted average common shares outstanding	15,087,686	15,196,351	15,741,926
Basic earnings per common share	$1.89	$0.85	$1.04
Diluted
Net income allocated to common shares	$28,510	$12,932	$16,374
Weighted average common shares outstanding for basic earnings per common share	15,087,686	15,196,351	15,741,926
Add: Dilutive effects of assumed exercises of stock options	67,661	27,537	193,388
Average shares and dilutive potential common shares	15,155,347	15,223,888	15,935,314
Diluted earnings per common share	$1.88	$0.85	$1.03

No share of common stock was antidilutive for the year ended December 31, 2021 and 2019. For the year ended December 31, 2020, anti-dilutive stock options for 212,000 shares of common stock were excluded from the diluted EPS computation.
Note 16. Parent Company Condensed Financial Statements

The following tables present the Parent Company-only condensed financial statements:

Condensed Balance Sheets

	December 31,
($ in thousands)	2021	2020
Assets
Cash and cash equivalents	$2,431	$3,468
Investment in bank subsidiary	162,666	140,311
Deferred tax assets	22	25
Other assets	136	9
Total assets	$165,255	$143,813
Liabilities and Shareholders' Equity
Other liabilities	$33	$447
Shareholders’ equity	165,222	143,366
Total liabilities and shareholders' equity	$165,255	$143,813

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Income
Dividends from bank subsidiary	$5,123	$13,921	$11,390
Expense
Salaries and employee benefits	226	325	785
Occupancy and equipment	65	74	110
FDIC insurance and regulatory assessments	8	1	—
Directors’ fees	135	527	—
Other expense	169	120	116
Total expense	603	1,047	1,011
Income before income tax benefit and undistributed net income of bank subsidiary	4,520	12,874	10,379
Income tax benefit	141	275	288
Equity in undistributed net income (loss) of bank subsidiary	24,178	(22)	6,090
Net income	28,839	13,127	16,757
Other comprehensive (loss) income, net of tax	(2,037)	652	736
Comprehensive income	$26,802	$13,779	$17,493

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$28,839	$13,127	$16,757
Adjustments:
Equity in undistributed net loss of bank subsidiary	(29,301)	(13,899)	(17,480)
Change in other assets	(124)	107	6
Change in other liabilities	(414)	359	88
Net cash used in operating activities	(1,000)	(306)	(629)
Cash flows from investing activities
Net cash from investing activities	—	—	—
Cash flows from financing activities
Repurchase of common stock	(28)	(8,104)	(5,391)
Cash dividend paid on common stock	(5,132)	(4,262)	(3,151)
Proceeds from subsidiaries	5,123	13,921	11,390
Net cash (used in) provided by financing activities	(37)	1,555	2,848
Net change in cash and cash equivalents	(1,037)	1,249	2,219
Cash and cash equivalents at beginning of year	3,468	2,219	—
Cash and cash equivalents at end of year	$2,431	$3,468	$2,219

Note 17. Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is shown in the following tables:

	2021 Quarter Ended,
($ in thousands except per share data)	March 31	June 30	September 30	December 31
Interest income	$13,632	$15,349	$17,355	$17,822
Interest expense	877	763	766	726
Net interest income before provision for loan losses	12,755	14,586	16,589	17,096
Provision for (reversal of) loan losses	620	(1,112)	(884)	1,898
Net interest income after provision for loan losses	12,135	15,698	17,473	15,198
Noninterest income	2,966	2,220	3,542	7,289
Noninterest expense	7,966	8,789	9,519	9,591
Income before income tax provision	7,135	9,129	11,496	12,896
Income tax expense	2,058	2,750	3,246	3,762
Net income	$5,077	$6,379	$8,250	$9,134

Basic earnings per common share	$0.33	$0.42	$0.54	$0.60
Diluted earnings per common share	$0.33	$0.42	$0.54	$0.59

	2020 Quarter Ended,
($ in thousands except per share data)	March 31	June 30	September 30	December 31
Interest income	$14,345	$12,920	$13,016	$13,375
Interest expense	3,229	2,272	1,597	1,194
Net interest income before provision for loan losses	11,116	10,648	11,419	12,181
Provision for loan losses	743	1,988	1,399	1,831
Net interest income after provision for loan losses	10,373	8,660	10,020	10,350
Noninterest income	2,296	2,062	3,021	3,392
Noninterest expense	8,207	7,334	7,987	8,412
Income before income tax provision	4,462	3,388	5,054	5,330
Income tax provision	1,163	972	1,459	1,513
Net income	$3,299	$2,416	$3,595	$3,817

Basic earnings per common share	$0.21	$0.16	$0.23	$0.25
Diluted earnings per common share	$0.21	$0.16	$0.23	$0.25

Note 18. Subsequent Events
The Company has evaluated subsequent events through the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of December 31, 2021.