Form 10-Q
period 2022-03-31
OP Bancorp
filed 2022-05-13
CIK 1722010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

The number of shares outstanding of the Registrant’s Common Stock as of May 6, 2022 was 15,137,808.

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
•the lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program enacted thereunder, including risks to the Company with respect to the uncertain application by the Small Business Administration of loan eligibility, forgiveness and audit criteria;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$129,976	$115,459
Available-for-sale debt securities, at fair value	161,182	150,444
Other investments	10,836	10,999
Loans held for sale	86,243	89,428
Loans receivable, net of allowance of $16,672 in 2022 and $16,123 in 2021	1,411,738	1,297,896
Premises and equipment, net	4,570	4,355
Accrued interest receivable, net of allowance of $0 in 2022 and $205 in 2021	4,893	4,579
Servicing assets	12,341	12,720
Company owned life insurance	11,197	11,134
Deferred tax assets, net	10,882	8,409
Operating right-of-use assets	8,471	8,905
Other assets	11,616	12,363
Total assets	$1,863,945	$1,726,691
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$848,531	$774,754
Interest bearing:
Money market and others	456,890	380,226
Time deposits greater than $250,000	192,849	207,288
Other time deposits	173,733	171,798
Total deposits	1,672,003	1,534,066
Accrued interest payable	548	558
Operating lease liabilities	9,839	10,307
Other liabilities	15,564	16,538
Total liabilities	1,697,954	1,561,469
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding in 2022 and 2021	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,137,808 shares issued and outstanding in 2022 and 2021	78,718	78,718
Additional paid-in capital	8,860	8,645
Retained earnings	85,694	79,056
Accumulated other comprehensive loss	(7,281)	(1,197)
Total shareholders’ equity	165,991	165,222
Total liabilities and shareholders' equity	$1,863,945	$1,726,691

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
($ in thousand, except per share data)	2022	2021
INTEREST INCOME
Interest and fees on loans	$17,257	$13,284
Interest on available-for-sale debt securities	530	236
Other interest income	157	112
Total interest income	17,944	13,632
Interest expense
Interest on deposits	654	877
Total interest expense	654	877
Net interest income	17,290	12,755
Provision for loan losses	341	620
Net interest income after provision for loan losses	16,949	12,135
NONINTEREST INCOME
Service charges on deposits	388	355
Loan servicing fees, net of amortization	447	531
Gain on sale of loans	3,238	1,882
Other income	143	198
Total noninterest income	4,216	2,966
NONINTEREST EXPENSE
Salaries and employee benefits	5,657	4,662
Occupancy and equipment	1,378	1,235
Data processing and communication	493	448
Professional fees	324	314
FDIC insurance and regulatory assessments	207	132
Promotion and advertising	189	177
Directors’ fees	177	116
Foundation donation and other contributions	815	507
Other expenses	422	375
Total noninterest expense	9,662	7,966
INCOME BEFORE INCOME TAX EXPENSE	11,503	7,135
Income tax expense	3,351	2,058
NET INCOME	$8,152	$5,077
EARNINGS PER SHARE - BASIC	$0.53	$0.33
EARNINGS PER SHARE - DILUTED	$0.53	$0.33

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
($ in thousands)	2022	2021
NET INCOME	$8,152	$5,077
Other comprehensive loss:
Change in unrealized loss on securities available for sale	(8,638)	(747)
Tax effect	2,554	221
Total other comprehensive loss	(6,084)	(526)
COMPREHENSIVE INCOME	$2,068	$4,551

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

($ in thousands, except shares)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance at January 1, 2021	15,016,700	$78,657	$8,521	$55,348	$840	$143,366
Net income	—	—	—	5,077	—	5,077
Other comprehensive loss	—	—	—	—	(526)	(526)
Stock issued under stock-based compensation plans	24,765	25	—	—	—	25
Stock-based compensation, net	—	—	131	—	—	131
Repurchase of common stock	(3,830)	(28)	—	—	—	(28)
Cash dividends declared ($0.07 per share)	—	—	—	(1,052)	—	(1,052)
Balance at March 31, 2021	15,037,635	$78,654	$8,652	$59,373	$314	$146,993

Balance at January 1, 2022	15,137,808	$78,718	$8,645	$79,056	$(1,197)	$165,222
Net income	—	—	—	8,152	—	8,152
Other comprehensive loss	—	—	—	—	(6,084)	(6,084)
Stock-based compensation, net	—	—	215	—	—	215
Cash dividends declared ($0.10 per share)	—	—	—	(1,514)	—	(1,514)
Balance at March 31, 2022	15,137,808	$78,718	$8,860	$85,694	$(7,281)	$165,991

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
($ in thousands)	2022	2021
Cash flows from operating activities
Net income	$8,152	$5,077
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Provision for loan losses	341	620
Depreciation and amortization of premises and equipment	390	328
Amortization of net premiums on securities	216	232
Amortization of servicing assets	1,171	438
Accretion of loan discounts	(1,442)	(507)
Amortization of low income housing partnerships	187	127
Stock-based compensation	215	131
Deferred income taxes	80	72
Gain on sale of loans	(3,238)	(1,882)
Earnings on company owned life insurance	(63)	(62)
Net change in fair value of equity investment with readily determinable fair value	173	66
Origination of loans held for sale	(28,900)	(25,413)
Proceeds from sales of loans held for sale	35,323	24,716
Net change in:
Accrued interest receivable	108	253
Other assets	216	487
Accrued interest payable	(10)	(399)
Other liabilities	(319)	510
Net cash provided by operating activities	12,600	4,794
Cash flows from investing activities
Net change in loans receivable	(32,631)	(56,039)
Proceeds from matured, called, or paid-down securities available for sale	9,392	8,325
Purchase of loans	(81,552)	—
Purchase of securities available for sale	(28,983)	(19,926)
Purchase of premises and equipment, net	(545)	(152)
Investment in low income housing partnerships	(187)	(127)
Net cash used in investing activities	(134,506)	(67,919)
Cash flows from financing activities
Net change in deposits	137,937	85,300
Cash received from stock option exercises	—	25
Repurchase of common stock	—	(28)
Cash dividend paid on common stock	(1,514)	(1,052)
Net cash provided by financing activities	136,423	84,245
Net change in cash and cash equivalents	14,517	21,120
Cash and cash equivalents at beginning of period	115,459	106,310
Cash and cash equivalents at end of period	$129,976	$127,430
Supplemental cash flow information
Cash paid during the period for:
Interest	$664	$1,276
Supplemental noncash disclosure:
Initial recognition of right-of-use assets	$—	$35

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1. Business and Basis of Presentation
OP Bancorp is a California corporation that was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of OP Bancorp. OP Bancorp has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, OP Bancorp operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. OP Bancorp’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. OP Bancorp is operating with ten full-service branches.
The accompanying unaudited Consolidated Financial Statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial results for the interim periods presented, including eliminating intercompany transactions and balances. Certain items on the Consolidated Financial Statements and notes for prior years have been reclassified to conform to the 2022 presentation. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report on Form 10-K”). Descriptions of our significant accounting policies are included in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
Recent Accounting Pronouncements Not Yet Effective

In March 2022, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ""ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our consolidated financial statements.
Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$42,907	$5	$(2,216)	$40,696
Residential collateralized mortgage obligations	128,612	5	(8,131)	120,486
Total AFS debt securities	$171,519	$10	$(10,347)	$161,182

	December 31, 2021
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,555	$178	$(321)	$37,412
Residential collateralized mortgage obligations	114,588	253	(1,809)	113,032
Total AFS debt securities	$152,143	$431	$(2,130)	$150,444

There were no sales of AFS debt securities during the three months ended March 31, 2022 and 2021. The amortized cost and estimated fair value of AFS debt securities as of March 31, 2022, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$991	$994
After five years through ten years	3,653	3,593
After ten years	166,875	156,595
Total AFS debt securities	$171,519	$161,182

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of March 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$33,981	$(1,788)	$5,358	$(428)	$39,339	$(2,216)
Residential collateralized mortgage obligations	93,604	(5,750)	23,936	(2,381)	117,540	(8,131)
Total AFS debt securities	$127,585	$(7,538)	$29,294	$(2,809)	$156,879	$(10,347)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$31,120	$(321)	$—	$—	$31,120	$(321)
Residential collateralized mortgage obligations	93,607	(1,578)	7,212	(231)	100,819	(1,809)
Total AFS debt securities	$124,727	$(1,899)	$7,212	$(231)	$131,939	$(2,130)

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

The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, the Company does not consider these securities to be OTTI as of March 31, 2022.
As of March 31, 2022 or December 31, 2021, there were no pledged securities to secure public deposits, borrowing and letters of credit from Federal Home Loan Bank ("FHLB") and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.
The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
FHLB stock	$7,006	$7,006
PCBB stock	190	190
Mutual fund - CRA qualified	3,545	3,708
Time deposits placed in other banks	95	95
Total other investments	$10,836	$10,999

The Company has equity investment in a mutual fund with readily determinable fair value of $3.5 million and $3.7 million, as of March 31, 2022 and December 31, 2021, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $173 thousand and a $79 thousand unrealized loss for the three months ended March 31, 2022 and 2021, respectively. The unrealized gains (losses) of the mutual fund are included in Other income in the Consolidated Statements of Income.

Note 3. Loans and Allowance for Loan Losses

The following table presents the composition of the loan portfolio as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Commercial real estate	$730,841	$701,450
SBA loans—real estate	217,169	220,099
SBA loans—non-real estate (1)	35,895	55,759
Commercial and industrial ("C&I")	176,934	162,543
Home mortgage	266,465	173,303
Consumer	1,106	865
Gross loans receivable	1,428,410	1,314,019
Allowance for loan losses	(16,672)	(16,123)
Loans receivable, net (2)	$1,411,738	$1,297,896

(1)Includes SBA Paycheck Protection Program ("PPP") loans of $22.1 million and $40.6 million as of March 31, 2022 and December 31, 2021, respectively.
(2)Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $4.7 million and $7.0 million as of March 31, 2022 and December 31, 2021, respectively.
No loans were outstanding to related parties as of March 31, 2022 and December 31, 2021.

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022 and 2021:

($ in thousands)	Commercial Real Estate	SBA Loans— Real Estate	SBA Loans—Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Three Months Ended March 31, 2022
Beginning balance	$8,150	$2,022	$199	$2,848	$2,891	$13	$16,123
(Reversal of) provision for loan losses (1)	(1,670)	(258)	(47)	644	1,877	—	546
Charge-offs	—	(14)	—	—	—	—	(14)
Recoveries	—	—	17	—	—	—	17
Ending balance	$6,480	$1,750	$169	$3,492	$4,768	$13	$16,672

Three Months Ended March 31, 2021
Beginning balance	$8,505	$1,802	$278	$2,563	$2,185	$19	$15,352
(Reversal of) provision for loan losses (1)	89	228	14	(232)	(110)	(5)	(16)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	3	3
Ending balance	$8,594	$2,030	$292	$2,331	$2,075	$17	$15,339

(1)Excludes (reversal of) provision for uncollectible accrued interest receivable of $(205) thousand and $636 thousand for the three months ended March 31, 2022 and 2021, respectively.

The following table presents the allowance for loan losses and recorded investment (not including accrued interest receivable) by portfolio segment and impairment methodology as of March 31, 2022 and December 31, 2021:

($ in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
As of March 31, 2022
Allowance for loan losses (1):
Commercial real estate	$—	$6,480	$6,480
SBA loans—real estate	—	1,750	1,750
SBA loans—non-real estate	—	169	169
C&I	305	3,187	3,492
Home mortgage	—	4,768	4,768
Consumer	—	13	13
Total	$305	$16,367	$16,672
Loans (2):
Commercial real estate	$—	$730,841	$730,841
SBA loans—real estate	810	216,359	217,169
SBA loans—non-real estate	—	35,895	35,895
C&I	305	176,629	176,934
Home mortgage	—	266,465	266,465
Consumer	—	1,106	1,106
Total	$1,115	$1,427,295	$1,428,410
As of December 31, 2021
Allowance for loan losses (1):
Commercial real estate	$—	$8,150	$8,150
SBA loans—real estate	—	2,022	2,022
SBA loans—non-real estate	—	199	199
C&I	312	2,536	2,848
Home mortgage	—	2,891	2,891
Consumer	—	13	13
Total	$312	$15,811	$16,123
Loans (2):
Commercial real estate	$—	$701,450	$701,450
SBA loans—real estate	812	219,287	220,099
SBA loans—non-real estate	—	55,759	55,759
C&I	312	162,231	162,543
Home mortgage	—	173,303	173,303
Consumer	—	865	865
Total	$1,124	$1,312,895	$1,314,019

(1)Excludes allowance for uncollectible accrued interest receivable of $0 and $205 thousand as of March 31, 2022 and December 31, 2021, respectively.
(2)Excludes accrued interest receivables of $4.5 million and $4.4 million as of March 31, 2022, and December 31, 2021, respectively.
The following table presents the recorded investment of individually impaired loans and the specific allowance for loan losses as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (1)				December 31, 2021 (1)
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
SBA loans—real estate	$824	$824	$—	$—	$812	$812	$—	$—
C&I	305	—	305	305	312	—	312	312
Total	$1,129	$824	$305	$305	$1,124	$812	$312	$312

(1)    The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans was not considered to be material.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment for the three months ended March 31, 2022 and March 31, 2021. The difference between interest income recognized and cash basis interest recognized was immaterial.

	Three Months Ended March 31,
	2022		2021
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
SBA loans—real estate	$818	$—	$255	$4
C&I	309	8	330	3
Total	$1,127	$8	$585	$7

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of March 31, 2022 and December 31, 2021:

($ in thousands)	Nonaccrual	90 or More Days Past Due & Still Accruing	Total
As of March 31, 2022
SBA loans—real estate	$810	$—	$810
SBA loans—non-real estate	691	—	691
C&I	305	—	305
Home mortgage	1,000	—	1,000
Total	$2,806	$—	$2,806
As of December 31, 2021
SBA loans—real estate	$812	$—	$812
SBA loans—non-real estate	837	200	1,037
C&I	313	—	313
Home mortgage	1,038	—	1,038
Total	$3,000	$200	$3,200

Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of March 31, 2022 and December 31, 2021:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total (1)
As of March 31, 2022
Commercial real estate	$—	$—	$—	$—	$730,841	$730,841
SBA—real estate	78	—	406	484	216,685	217,169
SBA—non-real estate	123	—	190	313	35,582	35,895
C&I	—	—	—	—	176,934	176,934
Home mortgage	1,000	—	—	1,000	265,465	266,465
Consumer	—	—	—	—	1,106	1,106
Total	$1,201	$—	$596	$1,797	$1,426,613	$1,428,410
As of December 31, 2021
Commercial real estate	$—	$—	$—	$—	$701,450	$701,450
SBA—real estate	—	—	419	419	219,680	220,099
SBA—non-real estate	76	336	881	1,293	54,466	55,759
C&I	—	—	—	—	162,543	162,543
Home mortgage	—	—	893	893	172,410	173,303
Consumer	—	—	—	—	865	865
Total	$76	$336	$2,193	$2,605	$1,311,414	$1,314,019

(1)Excludes accrued interest receivables of $4.5 million and $4.4 million as of March 31, 2022, and December 31, 2021, respectively.
Troubled Debt Restructurings: When, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to a borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”), the balance of which totaled $305 thousand and $313 thousand as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company has allocated $305 thousand and $313 thousand of specific reserves to the loans classified as TDRs, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.
Modifications made were primarily extensions of existing payment modifications on loans previously identified as TDRs. There were no new loans identified as TDRs during the three months ended March 31, 2022 and 2021. There were no payment defaults during the three months ended March 31, 2022 and 2021 of loans that had been modified as TDRs within the previous twelve months.
Loan Payment Deferrals: Total outstanding balance of loans remaining in deferment status as of March 31, 2022, represented 0.3% of the total loan portfolio.
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
As of March 31, 2022, the Company had loans outstanding with a carrying value of $22.1 million, which were recorded in the SBA – non-real estate. Since the PPP’s inception through March 31, 2022, the Company has funded $154.5 million, and $137.0 million of principal forgiveness has been provided on qualifying PPP loans.
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

As of March 31, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total (1)
As of March 31, 2022
Commercial real estate	$730,841	$—	$—	$—	$730,841
SBA loans—real estate	215,489	—	1,680	—	217,169
SBA loans—non-real estate	35,032	—	840	23	35,895
C&I	176,629	—	305	—	176,934
Home mortgage	265,465	—	1,000	—	266,465
Consumer	1,106	—	—	—	1,106
Total	$1,424,562	$—	$3,825	$23	$1,428,410
As of December 31, 2021
Commercial real estate	$701,450	$—	$—	$—	$701,450
SBA loans—real estate	218,408	—	1,691	—	220,099
SBA loans—non-real estate	54,762	—	966	31	55,759
C&I	162,230	—	313	—	162,543
Home mortgage	172,265	—	1,038	—	173,303
Consumer	865	—	—	—	865
Total	$1,309,980	$—	$4,008	$31	$1,314,019

(1)Excludes accrued interest receivables of $4.5 million and $4.4 million as of March 31, 2022, and December 31, 2021, respectively.
Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Leasehold improvements	$7,706	$7,375
Furniture and fixtures	3,656	3,530
Equipment and others	3,043	2,955
Total premises and equipment	14,405	13,860
Accumulated depreciation	(9,835)	(9,505)
Total premises and equipment, net	$4,570	$4,355

Total depreciation expense included in occupancy and equipment expenses was $390 thousand and $328 thousand for the three months ended March 31, 2022 and 2021, respectively.
Note 5. Servicing Assets

The Company recognizes the right to service SBA loans for others as servicing assets when the servicing income the Company receives is more than adequate compensation. Servicing assets are accounted for using the amortization method. Under this method, the Company amortizes the servicing assets over the period of the economic life of the assets arising from estimated net servicing revenue.
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of March 31, 2022 and December 31, 2021.
The following table presents an analysis of the changes in activity for loan servicing assets during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Beginning balance	$12,720	$7,360
Additions from loans sold with servicing retained	792	570
Amortized to expense	(1,171)	(438)
Ending balance	$12,341	$7,492

The fair value of the servicing assets was $15.2 million as of March 31, 2022, which was determined using discount rates ranging from 3.75% to 10.00% and prepayment speeds ranging from 14.9% to 15.3%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $9.3 million as of March 31, 2021, which was determined using discount rates ranging from 5.40% to 11.90% and prepayment speeds ranging from 14.3% to 14.4% depending on the stratification of the specific assets.
Note 6. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of March 31, 2022 and December 31, 2021 were $192.8 million and $207.3 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of March 31, 2022:

($ in thousands)
Remainder of 2022	$303,640
2023	59,187
2024	2,279
2025	1,021
2026 and thereafter	455
Total	$366,582

Deposits from principal officers, directors, and their affiliates as of March 31, 2022 and December 31, 2021 were $1.5 million and $1.2 million, respectively.
Note 7. Borrowing Arrangements
As of March 31, 2022 and December 31, 2021, the Company had no borrowings from the FHLB of San Francisco. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit as of both March 31, 2022 and December 31, 2021.

The Company had available borrowings from the following institutions as of March 31, 2022:

($ in thousands)
FHLB—San Francisco	$364,637
Federal Reserve Bank	172,471
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$637,108

The Company has pledged approximately $1.03 billion and $958.3 million of loans as collateral for these lines of credit as of March 31, 2022 and December 31, 2021, respectively.
Note 8. Income Tax
The Company’s income tax expense was $3.4 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rate was 29.1% and 28.8% for the three months ended March 31, 2022 and 2021, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2018 and for state taxing authorities for tax years prior to 2017.

There were no significant unrealized tax benefits recorded as of March 31, 2022 and 2021, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Loan commitments	$175,097	$116,511
Standby letter of credit	4,719	4,477
Commercial letter of credit	876	1,028
Total undisbursed credit related commitments	$180,692	$122,016

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Investments in low-income housing partnerships	$7,724	$7,911
Unfunded commitments to fund investments for low-income housing partnerships	$4,444	$4,825

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2039.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $187 thousand and $127 thousand for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $160 thousand and $114 thousand for the three months ended March 31, 2022 and 2021, respectively.
Note 10. Stock-Based Compensation
The Company has three stock-based compensation plans currently in effect as of March 31, 2022, as described further below. Total compensation cost that has been charged against earnings for these plans for the three months ended March 31, 2022 and 2021 was $215 thousand and $131 thousand, respectively.
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
The exercise prices of the options may not be less than 100 percent of the fair value of the Company’s common stock at the date of grant. The options, when granted, vest either immediately or ratably over five years from the date of the grant and expire after ten years if not exercised. The 2005 Plan expired in 2015, and no future grants can be made under the 2005 Plan.

A summary of the transactions under the 2005 Plan for the three months ended March 31, 2022 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2022	52,000	$6.37	$333
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2022	52,000	$6.37	$389
Fully vested and expected to vest	52,000	$6.37	$389
Vested	52,000	$6.37	$389

Information related to the 2005 Plan for the periods indicated follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Intrinsic value of options exercised	$—	$132
Cash received from option exercises	$—	$—
Tax benefit realized from option exercised	$—	$20

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan as of March 31, 2022 was 1.51 years. The weighted average remaining contractual term of stock options that were exercisable as of March 31, 2022 was 1.51 years. All of the stock options that are outstanding under the 2005 Plan were fully vested as of March 31, 2022.
2010 Plan: In 2010, the Board of Directors of the Bank approved a new equity incentive plan for granting stock options and restricted stock units to key employees, officers, and non-employee directors of the Bank (the “2010 Plan”). In 2013, the 2010 Plan was amended and approved by the shareholders to increase the number of shares authorized to be issued under from 1,350,000 shares to 2,500,000 shares of common stock. The 2010 Plan was assumed by the Company in 2016 at the time of the bank holding company reorganization.
The exercise prices of stock options granted under the plan may not be less than 100 percent of the fair value of the Company’s stock at the date of grant. The options, when granted, vest ratably over five years from the date of the grant and expire after ten years if not exercised. The 2010 Plan expired in August 2020, and no further grants can be made under the 2010 Plan.
Restricted stock units issued under the 2010 Plan may or may not be subject to vesting provisions. Owners of the restricted stock units shall have all of the rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock units will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of the stock options outstanding under the 2010 Plan for the three months ended March 31, 2022 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2022	210,000	$8.00	$1,000
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2022	210,000	$8.00	$1,229
Fully vested and expected to vest	210,000	$8.00	$1,229
Vested	210,000	$8.00	$1,229

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Intrinsic value of options exercised	$—	$86
Cash received from option exercises	$—	$25
Tax benefit realized from option exercised	$—	$—

The weighted average remaining contractual term of stock options outstanding as of March 31, 2022 was 2.01 years. The weighted average remaining contractual term of stock options that were exercisable as of March 31, 2022 was 2.01 years.

A summary of the changes in the Company's non-vested restricted stock units under the 2010 Plan for the three months ended March 31, 2022 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2022	21,000	$7.95	$268
Awards granted	—	—
Awards vested	—	—
Awards forfeited	(3,000)	6.37
Non-vested, as of March 31, 2022	18,000	$8.21	$249

No tax benefits or expenses were realized from restricted stock units under the 2010 Plan for the three months ended March 31, 2022 and 2021.
As of March 31, 2022, the Company had approximately $56 thousand of unrecognized compensation cost related to unvested restricted stock units under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 2.03 years.
2021 Plan: In 2021, the Board of Directors of the Company approved a new equity incentive plan for granting stock options and restricted stock units to key employees, officers, and non-employee directors of the Company and the Bank (the “2021 Plan”). The 2021 Plan was approved by the Company’s shareholders at the 2021 Annual Meeting. The number of shares authorized to be issued under the 2021 Plan was 1,500,000 shares of the Company’s common stock.

The exercise prices of stock options granted under the plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of March 31, 2022.

Restricted stock units issued under the 2021 Plan may or may not be subject to vesting provisions. Owners of the restricted stock units shall have all rights of a shareholder including the right to vote the shares and to all dividends (cash or stock). Compensation expense related to restricted stock units will be recognized over the vesting period of the awards based on the fair value of the Company’s common stock at the issue date.

A summary of the changes in the Company’s non-vested restricted stock units under the 2021 Plan for the three months ended March 31, 2022 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2022	176,641	$9.90	$2,254
Awards granted	179,641	12.90
Awards vested	—	—
Awards forfeited	—	—
Non-vested, as of March 31, 2022	356,282	$11.41	$4,935

No tax benefits or expenses were realized from restricted stock units under the 2021 Plan for the three months ended March 31, 2022 and 2021.
There were 1,143,566 shares available for future grants of either stock options or restricted stock units under the 2021 Plan as of March 31, 2022. The Company had approximately $1.8 million of unrecognized compensation cost related to unvested restricted stock units under the 2021 Plan as of March 31, 2022. The Company expects to recognize these costs over a weighted average period of 3.06 years.

Note 11. Employee Benefit Plan
The Company sponsors a defined contribution plan, 401(k) profit sharing plan (the “401(k) Plan”), designed to provide retirement benefits financed by participant contributions, as well as contributions from the Company. Employees are eligible to participate in the 401(k) Plan as of the first day of the first calendar month after the date they have completed three months of service with the Company and have attained the age of 18. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $203 thousand and $174 thousand for the three months ended March 31, 2022 and 2021, respectively.
Note 12. Fair Value of Financial Instruments
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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$40,696	$—	$40,696	$—
Residential collateralized mortgage obligations	$120,486	$—	$120,486	$—
Other investments:
Mutual fund - CRA qualified	$3,545	$3,545	$—	$—

December 31, 2021
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,412	$—	$37,412	$—
Residential collateralized mortgage obligations	$113,032	$—	$113,032	$—
Other investments:
Mutual fund - CRA qualified	$3,708	$3,708	$—	$—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the three months ended March 31, 2022 or 2021.

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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of March 31, 2022 and December 31, 2021:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Impaired loans	$804	$—	$—	$804

December 31, 2021
Impaired loans	$814	$—	$—	$814

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Impaired loans	$7	$4

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of March 31, 2022 and December 31, 2021:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
March 31, 2022
Impaired loans:
SBA loans—real estate	$404	Market approach	Market data comparison	2% to 9%	5.1%
SBA loans—real estate	$400	Income approach - income capitalization	Capitalization rate	12.0%	12.0%

December 31, 2021
Impaired loans:
SBA loans—non-real estate	$419	Market approach	Market data comparison	2% to 17%	8.7%
SBA loans—non-real estate	$395	Income approach - income capitalization	Capitalization rate	12.0%	12.0%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of March 31, 2022 and December 31, 2021.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	March 31, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$129,976	$129,976	$—	$—	$129,976
Loans held for sale	$86,243	$—	$95,850	$—	$95,850
Loans receivable, net	$1,411,738	$—	$—	$1,368,115	$1,368,115
Accrued interest receivable, net	$4,893	$7	$392	$4,494	$4,893
Other investments:
FHLB and PCBB stock	$7,196	N/A	N/A	N/A	N/A
Time deposits placed	$95	$—	$95	$—	$95
Servicing assets	$12,341	$—	$—	$15,161	$15,161
Financial Liabilities:
Deposit	$1,672,003	$—	$1,669,804	$—	$1,669,804
FHLB Advances	$—	$—	—	$—	$—
Accrued interest payable	$548	$—	$548	$—	$548

	December 31, 2021
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$115,459	$115,459	$—	$—	$115,459
Loans held for sale	$89,428	$—	$99,301	$—	$99,301
Loans receivable, net	$1,297,896	$—	$—	$1,291,926	$1,291,926
Accrued interest receivable, net	$4,579	$—	$348	$4,231	$4,579
Other investments:
FHLB and PCBB stock	$7,196	N/A	N/A	N/A	N/A
Time deposits placed	$95	$—	$95	$—	$95
Servicing assets	$12,720	$—	$—	$15,505	$15,505
Financial Liabilities:
Deposit	$1,534,066	$—	$1,534,066	$—	$1,534,066
FHLB Advances	$—	$—	$—	$—	$—
Accrued interest payable	$558	$—	$558	$—	$558

Note 13. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of March 31, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	March 31, 2022
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$189,697	13.29%	N/A	N/A	N/A	N/A
Bank	$187,282	13.12%	$114,191	8.00%	$142,738	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$172,853	12.11%	N/A	N/A	N/A	N/A
Bank	$170,437	11.94%	$85,643	6.00%	$114,191	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	$172,853	12.11%	N/A	N/A	N/A	N/A
Bank	$170,437	11.94%	$64,232	4.50%	$92,780	6.50%
Tier 1 capital (to average assets)
Consolidated	$172,853	9.80%	N/A	N/A	N/A	N/A
Bank	$170,437	9.66%	$70,553	4.00%	$88,192	5.00%

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2021
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$182,439	13.66%	N/A	N/A	N/A	N/A
Bank	$179,882	13.47%	$106,857	8.00%	$133,572	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$165,944	12.42%	N/A	N/A	N/A	N/A
Bank	$163,387	12.23%	$80,143	6.00%	$106,857	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	$165,944	12.42%	N/A	N/A	N/A	N/A
Bank	$163,387	12.23%	$60,107	4.50%	$86,822	6.50%
Tier 1 capital (to average assets)
Consolidated	$165,944	9.58%	N/A	N/A	N/A	N/A
Bank	$163,387	9.44%	$69,266	4.00%	$86,582	5.00%

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.
Note 14. Earnings Per Share

Basic EPS is calculated using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock and participating securities. The Company grants restricted stock units, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to dividends paid to holders of the Company's common stock. These restricted stock units meet the definition of participating securities based on their respective rights to receive nonforfeitable dividends, and they are treated as a separate class of securities in computing basic EPS. Participating securities are not included as incremental shares in computing diluted EPS.

Diluted EPS incorporates the potential impact of contingently issuable shares. Diluted EPS is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. For each of the periods presented in the table below, diluted EPS calculated under two-class method was more dilutive.

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2022	2021
Basic
Net income	$8,152	$5,077
Undistributed earnings allocated to participating securities	(142)	(52)
Net income allocated to common shares	$8,010	$5,025
Weighted average common shares outstanding	15,137,808	15,022,876
Basic earnings per common share	$0.53	$0.33
Diluted
Net income allocated to common shares	$8,010	$5,025
Weighted average common shares outstanding for basic earnings per common share	15,137,808	15,022,876
Add: Dilutive effects of assumed exercises of stock options	104,406	46,568
Average shares and dilutive potential common shares	15,242,214	15,069,444
Diluted earnings per common share	$0.53	$0.33

No share of common stock was antidilutive for the three months ended March 31, 2022 and 2021.
Note 15. Subsequent Events
The Company has evaluated subsequent events through the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of March 31, 2022.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our results of operations depend primarily on our net interest income. We drive our income from interest received on our loan portfolio and the fee income we receive in connection with our deposits, and the sale and service of SBA loans. Our major operating expenses are the interest we pay on deposits, the salaries and related benefits we pay our management and staff, and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate eight branches in Los Angeles

County and Orange County, one branch in Santa Clara County, and one branch in Carrollton, Texas. We have four loan production offices in Atlanta, Georgia, Aurora, Colorado, and Lynnwood and Seattle, Washington.
As of March 31, 2022, we had total assets of $1.86 billion, gross loans of $1.43 billion, total deposits of $1.67 billion, and total shareholders’ equity of $166 million. For the three months ended March 31, 2022 and 2021, we recorded net income of $8.2 million and $5.1 million, respectively.
The following significant items are of note as of or for the three months ended March 31, 2022 compared to the same period of 2021:
•Net income totaled $8.2 million or $0.53 per diluted common share, an increase of $3.1 million, or 60.6%, from $5.1 million or $0.33 per diluted common share. The increase was primarily due to a $4.5 million increase in net interest income, primarily offset by a $1.3 million increase in income tax expense.
•Net interest income increased to $17.3 million, an increase of $4.5 million, or 35.6%, from $12.8 million. The increase was primarily due to higher interest income on loans.
•Total assets of $1.86 billion, an increase of $408.6 million, or 7.9%, from $1.46 billion.
•Gross loans of $1.43 billion, an increase of $272.5 million, or 23.6%, from $1.16 billion. The increase was primarily due to the Hana loan purchase, home mortgage loan purchases and warehouse credit lines.
•Total deposits of $1.67 billion, an increase of $386.6 million, or 30.1%, from $1.29 billion. The increase was primarily driven by growth in noninterest-bearing deposits.
•Shareholders’ equity of $166.0 million, an increase of $19.0 million, of 12.9%, from $147.0 million.

Selected Financial Data
	For the Three Months Ended March 31,
($ in thousands, except share and per share data)	2022	2021
Income Statement Data:
Interest income	$17,944	$13,632
Interest expense	$654	$877
Net interest income	$17,290	$12,755
Provision for loan losses	$341	$620
Noninterest income	$4,216	$2,966
Noninterest expense	$9,662	$7,966
Income before income taxes	$11,503	$7,135
Income tax expense	$3,351	$2,058
Net income	$8,152	$5,077
Per Share Data:
Basic income per share	$0.53	$0.33
Diluted income per share	$0.53	$0.33
Book value per share	$10.97	$9.77
Shares of common stock outstanding	15,137,808	15,016,700
Performance Ratios:
Return on average assets	1.85%	1.44%
Return on average equity	19.54%	14.02%
Yield on total loans	4.84%	4.62%
Yield on average earning assets	4.28%	4.07%
Cost of average interest bearing liabilities	0.34%	0.51%
Cost of deposits	0.17%	0.29%
Net interest margin	4.12%	3.80%
Efficiency ratio (1)	44.93%	50.67%

	As of
($ in thousands)	March 31, 2022	December 31, 2021
Balance Sheet Data:
Gross loans receivable	$1,428,410	$1,314,019
Loans held for sale	$86,243	$89,428
Allowance for loan losses	$16,672	$16,123
Total assets	$1,863,945	$1,726,691
Deposits	$1,672,003	$1,534,066
Shareholders’ equity	$165,991	$165,222
Asset Quality Data:
Net charge-offs to average gross loans receivable (2)	0.00%	0.02%
Nonperforming loans to gross loans receivable	0.20%	0.24%
Allowance for loan losses to nonperforming loans	594.16%	503.84%
Allowance for loan losses to gross loans receivable	1.17%	1.23%
Balance Sheet and Capital Ratios:
Gross loans receivable to deposits	85.43%	85.66%
Noninterest-bearing deposits to deposits	50.75%	50.50%
Average equity to average total assets	9.47%	9.71%
Leverage ratio	9.80%	9.58%
Common equity tier 1 ratio	12.11%	12.42%
Tier 1 risk-based capital ratio	12.11%	12.42%
Total risk-based capital ratio	13.29%	13.66%

(1)     Represents noninterest expense divided by the sum of net interest income and noninterest income.

(2)    Annualized
Loan Payment Deferrals Related to the COVID-19 Pandemic

In early 2020, we began providing payment deferrals of up to 12 months for our commercial and consumer borrowers who had been adversely impacted by the COVID-19 pandemic and had not been delinquent over 30 days on payments at the time of the borrowers’ deferral requests. For the loans modified under this program, in accordance with the provisions of Section 4013 of the CARES Act and the interagency statement issued by bank regulatory agencies, we elected to not apply troubled debt structuring classification to borrowers who were current as of December 31, 2019. As of March 31, 2022, total outstanding balance of remaining in deferment status balance was $5.0 million or 0.3% of the total portfolio, down from 0.4% as of December 31, 2021.

Paycheck Protection Program

Beginning in April 2020, we accepted applications under the PPP administered by the SBA under the CARES Act, as amended by the Economic Aid Act enacted on December 27, 2020 and have originated loans to qualified small businesses. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. To the extent not forgiven, loans are subject to terms of the program. Since the PPP’s inception through March 31, 2022, we have funded $154.5 million, and $137.0 million of principal forgiveness has been provided on qualifying PPP loans. As of March 31, 2022, there were unamortized net deferred fees and unaccreted discounts of $627 thousand to be recognized over the estimated life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period.
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

RESULTS OF OPERATIONS
Net Income

We reported net income for the three months ended March 31, 2022 of $8.2 million, compared to net income of $5.1 million for the same period of 2021. The increase was primarily due to a $4.5 million increase in net interest income, primarily offset by a $1.3 million increase in income tax expense.

	Three Months Ended March 31,
($ in thousands)	2022	2021	Change
Interest income	$17,944	$13,632	$4,312
Interest expense	654	877	(223)
Net interest income	17,290	12,755	4,535
Provision for loan losses	341	620	(279)
Noninterest income	4,216	2,966	1,250
Noninterest expense	9,662	7,966	1,696
Income before taxes	11,503	7,135	4,368
Income tax expense	3,351	2,058	1,293
Net income	$8,152	$5,077	$3,075

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

	Three Months Ended
	2022			2021
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in other banks	$86,875	$42	0.19%	$89,931	$23	0.19%
Federal funds sold and other investments (1)	10,957	115	4.19	10,087	89	3.53
Available-for-sale debt securities	156,913	530	1.35	92,951	236	1.02
Total investments	254,745	687	—	192,969	348	—
Real estate loans	710,993	7,802	4.45	653,498	7,466	4.63
SBA loans	358,725	5,834	6.60	268,440	3,280	4.95
Commercial and industrial loans	156,355	1,536	3.98	116,327	1,072	3.74
Home mortgage loans	217,103	2,074	3.82	125,698	1,451	4.62
Consumer & other loans	878	11	4.88	1,187	15	5.12
Loans (2)	1,444,054	17,257	4.84	1,165,150	13,284	4.62
Total interest-earning assets	1,698,799	17,944	4.28	1,358,119	13,632	4.07
Noninterest-earning assets	63,016			51,707
Total assets	$1,761,815			$1,409,826

Interest-bearing liabilities:
Money market deposits and others	$412,295	$251	0.25%	$336,796	$270	0.33%
Time deposits	374,620	403	0.44	361,803	607	0.68
Total interest-bearing deposits	786,915	654	0.34	698,599	877	0.51
Borrowings	—	—	—	5,000	—	0.00
Total interest-bearing liabilities	786,915	654	0.34	703,599	877	0.51
Noninterest-bearing liabilities:
Noninterest-bearing deposits	783,461			544,492
Other noninterest-bearing liabilities	24,599			16,865
Total noninterest-bearing liabilities	808,060			561,357
Shareholders’ equity	166,840			144,870
Total liabilities and shareholders’ equity	$1,761,815			$1,409,826
Net interest income / interest rate spreads		$17,290	3.94%		$12,755	3.56%
Net interest margin			4.12%			3.80%

Cost of deposits			0.17%			0.29%
Cost of funds			0.17%			0.28%

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

	Three Months Ended March 31,
	2022 vs 2021
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(1)	$20	$19
Federal funds sold and other investments	13	13	26
Available-for-sale debt securities	190	104	294
Total investments	202	137	339
Real estate loans	644	(308)	336
SBA loans	1,275	1,279	2,554
Commercial and industrial loans	381	83	464
Home mortgage loans	964	(341)	623
Consumer & other loans	(3)	(1)	(4)
Total loans	3,261	712	3,973
Total interest-earning assets	3,463	849	4,312
Interest-bearing liabilities:
Money market deposits and others	52	(71)	(19)
Time deposits	14	(218)	(204)
Total interest-bearing deposits	66	(289)	(223)
Borrowings	—	—	—
Total interest-bearing liabilities	66	(289)	(223)
Net interest income	$3,397	$1,138	$4,535

Provision for Loan Losses
Management evaluated the qualitative and quantitative factors on all loan types to reflect the COVID-19 pandemic’s prolonged potential adverse impacts on national, state, and local economic and business conditions. The provision for loan losses was $341 thousand for the three months ended March 31, 2022, compared to $620 thousand for the same period of 2021, a decrease of $279 thousand, or 45.0%. The decrease was primarily due to a reversal of provision for uncollectible accrued interest receivable of $205 thousand for the three months ended March 31, 2022.
The allowance for loan losses as a percentage of gross loans was 1.17% as of March 31, 2022 and 1.23% as of December 31, 2021.
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

The following table sets forth the various components of our noninterest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit	$388	$355	$33	9.3%
Loan servicing fees, net of amortization	447	531	(84)	(15.8)
Gain on sale of loans	3,238	1,882	1,356	72.1
Other income	143	198	(55)	(27.8)
Total noninterest income	$4,216	$2,966	$1,250	42.1%

Noninterest income for the three months ended March 31, 2022 was $4.2 million, an increase of $1.3 million, or 42.1%, compared to $3.0 million for the same period of 2021, primarily due to a $1.4 million increase in gain on sale of loans.
Total gain on sale of loans was $3.2 million for the three months ended March 31, 2022, compared to $1.9 million for the same period of 2021, an increase of $1.4 million or 72.1%. We sold $31.8 million of SBA loans with an average premium of 11.0% for the three months ended March 31, 2022, compared to a sale of $22.4 million of SBA loans with an average premium of 10.5% in the same period of 2021.
Noninterest Expense
The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$5,657	$4,662	$995	21.3%
Occupancy and equipment	1,378	1,235	143	11.6
Data processing and communication	493	448	45	10.0
Professional fees	324	314	10	3.2
FDIC insurance and regulatory assessments	207	132	75	56.8
Promotion and advertising	189	177	12	6.8
Directors' fees	177	116	61	52.6
Foundation donation and other contributions	815	507	308	60.7
Other expenses	422	375	47	12.5
Total noninterest expense	$9,662	$7,966	$1,696	21.3%

Salaries and employee benefits expense for the three months ended March 31, 2022 was $5.7 million, compared to $4.7 million for the same period of 2021, an increase of $1.0 million, or 21.3%. The increase was primarily due to a decrease in deferred loan origination costs compared to higher origination costs related to PPP loans for the first quarter of 2021.
Occupancy and equipment expense for the three months ended March 31, 2022 was $1.4 million, compared to $1.2 million for the same period of 2021, an increase of $143 thousand, or 11.6%. The increase was primarily due to a $79 thousand increase in occupancy and a $64 thousand increase in equipment expense to support our continued growth.
Foundation donation and other contributions for the three months ended March 31, 2022 were $815 thousand, compared to $507 thousand for the same period of 2021, an increase of $308 thousand, or 60.7%. The increase was primarily due to higher donation accruals for Open Stewardship Foundation as a result of higher net income.

Income Tax Expense
Income tax expense was $3.4 million for the three months ended March 31, 2022, compared to $2.1 million for the same period of 2021. The increase was primarily due to higher tax provision as a result of higher net income. Effective tax rates were 29.1% and 28.8% for the three months ended March 31, 2022 and 2021, respectively.
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
All securities in our investment portfolio were classified as available-for-sale as of March 31, 2022. There were no held-to-maturity or trading securities in our investment portfolio as of March 31, 2022. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities.
Securities available-for-sale increased $10.7 million, or 7.1%, to $161.2 million at March 31, 2022 from $150.4 million at December 31, 2021, primarily due to purchases of $29.0 million, partially offset by principal paydowns of $9.4 million and unrealized loss increases of $8.6 million for the three months ended March 31, 2022. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of March 31, 2022 and December 31, 2021.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	March 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$42,907	$40,696	$(2,211)	$37,555	$37,412	$(143)
Residential collateralized mortgage obligations	128,612	120,486	(8,126)	114,588	113,032	(1,556)
Total available-for-sale debt securities	$171,519	$161,182	$(10,337)	$152,143	$150,444	$(1,699)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2022, we evaluated the securities which had an unrealized loss for other than temporary impairment (“OTTI”) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$991	2.07%	$2,419	2.06%	$39,497	1.47%
Residential collateralized mortgage obligations	—	—	—	—	1,234	1.78	127,378	1.44
Total available-for-sale debt securities	$—	—%	$991	1.92%	$3,653	1.91%	$166,875	1.27%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	March 31, 2022		December 31, 2021
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$730,841	51.1%	$701,450	53.3%
SBA loan - real estate	217,169	15.2	220,099	16.8
SBA loan - non-real estate	35,895	2.5	55,759	4.2
Commercial and industrial	176,934	12.4	162,543	12.4
Home mortgage	266,465	18.7	173,303	13.2
Consumer	1,106	0.1	865	0.1
Gross loans receivable	1,428,410	100.0%	1,314,019	100.0%
Allowance for loan losses	(16,672)		(16,123)
Loans receivable, net (1)	$1,411,738		$1,297,896

(1)     Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $4.7 million and $7.0 million as of March 31, 2022 and December 31, 2021, respectively.
Gross loans increased $114.4 million, or 8.7%, to $1.43 billion as of March 31, 2022, compared to $1.31 billion as of December 31, 2021. The increase resulted mainly from $81.6 million home mortgage loan purchase from third party mortgage loan originators.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of March 31, 20221 and December 31, 2021:

	March 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$22,434	$63,095	$320,676	$117,910	$176,503	$30,223	$730,841
SBA loans—real estate	—	—	—	40	—	217,129	217,169
SBA loan—non- real estate	40	96	22,006	4,849	—	8,904	35,895
Commercial and industrial	28,034	64,747	679	42,937	21,368	19,169	176,934
Home mortgage	—	—	—	—	249,025	17,440	266,465
Consumer	—	517	—	589	—	—	1,106
Gross loans	$50,508	$128,455	$343,361	$166,325	$446,896	$292,865	$1,428,410

	December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$32,142	$64,919	$317,631	$116,053	$132,727	$37,978	$701,450
SBA loans—real estate	—	—	—	42	395	219,662	220,099
SBA loan—non- real estate	612	128	39,995	5,147	—	9,877	55,759
Commercial and industrial	13,886	66,111	193	43,207	22,885	16,261	162,543
Home mortgage	—	—	—	—	154,864	18,439	173,303
Consumer	—	216	—	649	—	—	865
Gross loans	$46,640	$131,374	$357,819	$165,098	$310,871	$302,217	$1,314,019

Our loan portfolio is concentrated in commercial real estate with the remaining balances in SBA loans (unguaranteed portion and PPP loans), home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 85.0% of our gross loans were secured by real property as of March 31, 2022, compared to 83.3% as of December 31, 2021.

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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. During the three months ended March 31, 2022, we originated $49.9 million of commercial real estate loans, compared to $35.5 million during the three months ended December 31, 2021. As of March 31, 2022, approximately 71.1% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of March 31, 2022, our average loan to value for commercial real estate loans was 53%. Our commercial real estate loan portfolio totaled $730.8 million at March 31, 2022 compared to $701.5 million at December 31, 2021.
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
As of March 31, 2022, our SBA portfolio totaled $253.1 million, including $22.1 million of SBA PPP loans, compared to $275.9 million, including $40.6 million of SBA PPP loans as of December 31, 2021. We originated $37.4 million for the three months March 31, 2022, compared to $65.5 million for the three months ended December 31, 2021. We sold $31.8 million and $22.4 million of SBA loans during the three months ended March 31, 2022 and 2021, respectively.
From our total SBA loan portfolio, $217.2 million is secured by real estate and $35.9 million is unsecured or secured by business assets as of March 31, 2022.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $176.9 million as of March 31, 2022, compared to $162.5 million as of December 31, 2021, an increase of $14.4 million, or 8.9%. The increase was primarily due to origination of $11.9 million in warehouse credit lines for the three months ended March 31, 2022.
Loans - Home Mortgage: We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through our retail branch network and our correspondent lender network. The primary loan product is a five-year or seven-year hybrid adjustable rate mortgage, which reprices after five years to the one-year SOFR plus certain spreads. We also purchase residential mortgage loans from third party mortgage originators based on the review of their underwriting and file quality as opportunities arise
Home mortgage loans totaled $266.5 million as of March 31, 2022, compared to $173.3 million as of December 31, 2021, an increase of $93.2 million, or 53.8%. The increase was primarily due to a purchase of $81.6 million from third party mortgage originators for the three months ended March 31, 2022.
Loan Servicing

As of March 31, 2022 and December 31, 2021, we serviced $659.2 million and $667.0 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Beginning balance	$12,720	$7,360
Additions from loans sold with servicing retained	792	570
Amortized to expense	(1,171)	(438)
Ending balance	$12,341	$7,492

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
The allowance for loan losses was $16.7 million at March 31, 2022, compared to $16.1 million at December 31, 2021. The provision for loan losses was $341 thousand for the three months ended March 31, 2022, compared to $620 thousand for the same period in 2021, primarily due to a reversal of provision for uncollectible accrued interest receivable of $205 thousand for the three months ended March 31, 2022.
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
Analysis of the Allowance for Loan Losses

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the three months ended March 31, 2022 and 2021.

	As of and for the Three Months Ended March 31,
	2022				2021
($ in thousands)	Beginning	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending	Beginning	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$8,150	$(1,670)	$—	$6,480	$8,505	$89	$—	$8,594
SBA loans—real estate	2,022	(258)	(14)	1,750	1,802	228	—	2,030
SBA loan—non- real estate	199	(47)	17	169	278	14	—	292
Commercial and industrial	2,848	644	—	3,492	2,563	(232)	—	2,331
Home mortgage	2,891	1,877	—	4,768	2,185	(110)	—	2,075
Consumer	13	—	$—	13	19	(5)	3	17
Total	$16,123	$546	$3	$16,672	$15,352	$(16)	$3	$15,339
Gross loans (2)				$1,428,410				$1,155,872
Average loans (2)				$1,350,458				$1,139,458
Net charge-offs to average gross loans				—%				—%
Allowance for loan losses to gross loans				1.17%				1.33%

(1)Excludes (reversal of) provision for uncollectible accrued interest receivable of $(205) thousand and $636 thousand for the three months ended March 31, 2022, and 2021, respectively. Excludes allowance for uncollectible accrued interest receivable of $0 and $1.3 million as of March 31, 2022 and 2021.
(2)Excludes loans held for sale.

The following table presents an allocation of the allowance for loan losses by portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$6,480	38.9%	$8,150	50.5%
SBA loans—real estate	1,750	10.5%	2,022	12.5%
SBA loan—non- real estate	169	1.0%	199	1.2%
Commercial and industrial	3,492	20.9%	2,848	17.7%
Home mortgage	4,768	28.6%	2,891	17.9%
Consumer	13	0.1%	13	0.1%
Total	$16,672	100.0%	$16,123	100.0%

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
Nonperforming loans were $2.8 million at March 31, 2022, compared to $3.2 million at December 31, 2021. As of March 31, 2022 and December 31, 2021, nonaccrual loans of $899 thousand and $166 thousand, respectively were the guaranteed portion of SBA loans that are in liquidation.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO as of March 31, 2022 and December 31, 2021.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans	$2,806	$3,000
Past due loans 90 days or more and still accruing	—	200
Accruing troubled debt restructured loans	—	—
Total nonperforming loans	2,806	3,200
Other real estate owned	—	—
Total nonperforming assets	$2,806	$3,200
Nonperforming loans to gross loans	0.20%	0.24%
Nonperforming assets to total assets	0.15%	0.19%
Allowance for loan losses to nonperforming loans	594%	504%

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

The following table show the composition of deposits by type as of the dates presented:

	March 31, 2022		December 31, 2021
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$848,531	50.7%	$774,754	50.5%
Interest-bearing:
Money market and others	456,890	27.3	380,226	24.8
Time deposits (more than $250,000)	192,849	11.5	207,288	13.5
Time deposits ($250,000 or less)	173,733	10.4	171,798	11.2
Total interest-bearing	823,472	49.3	759,312	49.5
Total deposits	$1,672,003	100.0%	$1,534,066	100.0%

The following tables set forth the maturity of time deposits as of March 31, 2022:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits (more than $250,000)	$92,471	$41,573	$57,766	$1,039	$192,849
Time deposits ($250,000 or less)	64,166	42,975	60,035	6,557	173,733
Total time deposits	$156,637	$84,548	$117,801	$7,596	$366,582

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of March 31, 2022, and December 31, 2021, we had maximum borrowing capacity from the FHLB of $457.9 million and $417.6 million, respectively. As of March 31, 2022 and December 31, 2021, we had no borrowings from FHLB.
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

Deposits are the primarily funding source for the Bank. Deposits provide a stable source of funding and reduce the Company's reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of dates presented :

($ in thousands)	March 31, 2022	December 31, 2021
Deposits	$1,672,003	$1,534,066
Deposits as a % of total liabilities	98.5%	98.2%
Loans, net	$1,411,738	$1,297,896
Loans-to-deposits ratio	84.4%	84.6%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of March 31, 2022 and December 31, 2021. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $172.5 million and $141.6 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $243.9 million and $240.6 million as of March 31, 2022 and December 31, 2021, respectively. We did not have any borrowings outstanding with the Federal Reserve as of March 31, 2022 or December 31, 2021 and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $364.6 million of additional borrowing availability with the FHLB as of March 31, 2022. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

The Company maintains liquidity in the form of cash and cash equivalents, and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company's liquid assets as of dates presented:

($ in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$129,976	$115,459
AFS debt securities	161,182	150,444
Total liquid assets	$291,158	$265,903

The following tables summarizes short- and long-term material cash requirements as of March 31, 2022, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity (1)	Total
Deposits (2)	$303,640	$61,466	$1,476	$—	$1,305,421	$1,672,003
Operating lease commitments	2,204	3,747	2,523	4,434	—	12,908
Advances from FHLB (2)	—	—	—	—	—	—
Commitments to fund investment for Low Income Housing Tax Credit	1,440	2,784	28	—	192	4,444
Total contractual obligations	$307,284	$67,997	$4,027	$4,434	$1,305,613	$1,689,355

(1)Includes deposits with no defined maturity, such as noninterest-bearing demand, savings and money market.
(2)Excludes accrued interest.
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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2022 and December 31, 2021. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of March 31, 2022, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since March 31, 2022 that management believes would change this classification.

As of March 31, 2022	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$189,697	13.29%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$187,282	13.12%	$114,191	8.00%	$142,738	10.00%	$149,875	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	$172,853	12.11%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$170,437	11.94%	$85,643	6.00%	$114,191	8.00%	$121,328	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	$172,853	12.11%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$170,437	11.94%	$64,232	4.50%	$92,780	6.50%	$99,917	7.00%
Tier 1 leverage (to average assets)
Consolidated	$172,853	9.80%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$170,437	9.66%	$70,553	4.00%	$88,192	5.00%	$70,553	4.00%

(1) The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

As of December 31, 2021	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$182,439	13.66%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$179,882	13.47%	$106,857	8.00%	$133,572	10.00%	$140,250	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	$165,944	0.12%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$163,387	0.12%	$80,143	6.00%	$106,857	8.00%	$113,536	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	$165,944	0.12%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$163,387	12.23%	$60,107	4.50%	$86,822	6.50%	$93,500	7.00%
Tier 1 leverage (to average assets)
Consolidated	$165,944	9.58%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$163,387	9.44%	$69,266	4.00%	$86,582	5.00%	$69,266	4.00%

(1) The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2022 and December 31, 2021 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
+400 basis points	18.17%	26.96%	(23.07)%	(8.18)%
+300 basis points	15.07%	21.44%	(11.76)%	0.62%
+200 basis points	10.94%	15.15%	(3.55)%	6.11%
+100 basis points	5.98%	8.07%	0.96%	6.92%
-100 basis points	(3.61)%	(2)%	(15.86)%	(23.05)%
Item 4. Controls and Procedures.
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
Changes in internal control over financial reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
In the normal course of business, we are subject to legal proceedings or claims. Management has reviewed all legal claims against us and possible loss contingencies, and does not expect the amounts to be material to any of the consolidated financial statements.
Item 1A. Risk Factors.

A discussion of the risk factors affecting us is set forth in Part I, Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K. The discussion of risk factors provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

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

OP Bancorp

Date: May 13, 2022	By:	/s/ MIN J. KIM
Min J. Kim President and Chief Executive Officer

Date: May 13, 2022	By:	/s/ CHRISTINE Y. OH
Christine Y. Oh Chief Financial Officer