Form 10-Q
period 2022-06-30
OP Bancorp
filed 2022-08-12
CIK 1722010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of shares outstanding of the Registrant’s Common Stock as of August 5, 2022 was 15,189,203.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$132,697	$115,459
Available-for-sale debt securities, at fair value	174,814	150,444
Other investments	12,205	10,999
Loans held for sale	67,255	89,428
Loans receivable, net of allowance of $17,702 in 2022 and $16,123 in 2021	1,467,016	1,297,896
Premises and equipment, net	4,493	4,355
Accrued interest receivable, net of allowance of $0 in 2022 and $205 in 2021	5,112	4,579
Servicing assets	12,708	12,720
Company owned life insurance	21,317	11,134
Deferred tax assets, net	13,371	8,409
Operating right-of-use assets	8,036	8,905
Other assets	15,218	12,363
Total assets	$1,934,242	$1,726,691
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$820,311	$774,754
Interest bearing:
Money market and others	519,389	380,226
Time deposits greater than $250,000	237,634	207,288
Other time deposits	164,289	171,798
Total deposits	1,741,623	1,534,066
Accrued interest payable	612	558
Operating lease liabilities	9,335	10,307
Other liabilities	13,180	16,538
Total liabilities	1,764,750	1,561,469
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding in 2022 and 2021	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,189,203 and 15,137,808 shares issued and outstanding in 2022 and 2021	78,718	78,718
Additional paid-in capital	9,089	8,645
Retained earnings	92,659	79,056
Accumulated other comprehensive loss	(10,974)	(1,197)
Total shareholders’ equity	169,492	165,222
Total liabilities and shareholders' equity	$1,934,242	$1,726,691

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousand, except per share data)	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$19,108	$14,971	$36,365	$28,255
Interest on available-for-sale debt securities	703	218	1,233	454
Other interest income	337	160	494	272
Total interest income	20,148	15,349	38,092	28,981
Interest expense
Interest on deposits	1,069	763	1,723	1,640
Total interest expense	1,069	763	1,723	1,640
Net interest income	19,079	14,586	36,369	27,341
Provision for (reversal of) loan losses	996	(1,112)	1,337	(492)
Net interest income after provision for loan losses	18,083	15,698	35,032	27,833
NONINTEREST INCOME
Service charges on deposits	427	393	815	748
Loan servicing fees, net of amortization	654	302	1,101	833
Gain on sale of loans	3,873	1,210	7,111	3,092
Other income	405	315	548	513
Total noninterest income	5,359	2,220	9,575	5,186
NONINTEREST EXPENSE
Salaries and employee benefits	7,109	5,307	12,766	9,969
Occupancy and equipment	1,489	1,234	2,867	2,469
Data processing and communication	492	467	985	915
Professional fees	364	303	688	617
FDIC insurance and regulatory assessments	192	123	399	255
Promotion and advertising	165	176	354	353
Directors’ fees	190	128	367	244
Foundation donation and other contributions	852	640	1,667	1,147
Other expenses	650	411	1,072	786
Total noninterest expense	11,503	8,789	21,165	16,755
INCOME BEFORE INCOME TAX EXPENSE	11,939	9,129	23,442	16,264
Income tax expense	3,459	2,750	6,810	4,808
NET INCOME	$8,480	$6,379	$16,632	$11,456
EARNINGS PER SHARE - BASIC	$0.55	$0.42	$1.08	$0.75
EARNINGS PER SHARE - DILUTED	$0.54	$0.42	$1.07	$0.75

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
NET INCOME	$8,480	$6,379	$16,632	$11,456
Other comprehensive loss:
Change in unrealized loss on securities available for sale	(5,243)	(133)	(13,881)	(879)
Tax effect	1,550	39	4,104	259
Total other comprehensive loss	(3,693)	(94)	(9,777)	(620)
COMPREHENSIVE INCOME	$4,787	$6,285	$6,855	$10,836

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

($ in thousands, except shares)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance at April 1, 2021	15,037,635	$78,654	$8,652	$59,373	$314	$146,993
Net income	—	—	—	6,379	—	6,379
Other comprehensive loss	—	—	—	—	(94)	(94)
Stock issued under stock-based compensation plans	95,772	64	—	—	—	64
Stock-based compensation, net	—	—	(328)	—	—	(328)
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared ($0.07 per share)	—	—	—	(1,052)	—	(1,052)
Balance at June 30, 2021	15,133,407	78,718	8,324	64,700	220	$151,962

Balance at April 1, 2022	15,137,808	$78,718	$8,860	$85,694	$(7,281)	$165,991
Net income	—	—	—	8,480	—	8,480
Other comprehensive loss	—	—	—	—	(3,693)	(3,693)
Stock issued under stock-based compensation plans	51,395	—	(79)	—	—	(79)
Stock-based compensation, net	—	—	308	—	—	308
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared ($0.10 per share)	—	—	—	(1,515)	—	(1,515)
Balance at June 30, 2022	15,189,203	78,718	9,089	92,659	(10,974)	$169,492

Balance at January 1, 2021	15,016,700	$78,657	$8,521	$55,348	$840	$143,366
Net income	—	—	—	11,456	—	11,456
Other comprehensive loss	—	—	—	—	(620)	(620)
Stock issued under stock-based compensation plans	120,537	89	—	—	—	89
Stock-based compensation, net	—	—	(197)	—	—	(197)
Repurchase of common stock	(3,830)	(28)	—	—	—	(28)
Cash dividends declared ($0.17 per share)	—	—	—	(2,104)	—	(2,104)
Balance at June 30, 2021	15,133,407	$78,718	$8,324	$64,700	$220	$151,962

Balance at January 1, 2022	15,137,808	$78,718	$8,645	$79,056	$(1,197)	$165,222
Net income	—	—	—	16,632	—	16,632
Other comprehensive loss	—	—	—	—	(9,777)	(9,777)
Stock issued under stock-based compensation plans	51,395	—	(79)	—	—	(79)
Stock-based compensation, net	—	—	523	—	—	523
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared ($0.22 per share)	—	—	—	(3,029)	—	(3,029)
Balance at June 30, 2022	15,189,203	$78,718	$9,089	$92,659	$(10,974)	$169,492

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
($ in thousands)	2022	2021
Cash flows from operating activities
Net income	$16,632	$11,456
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Provision for (reversal of) loan losses	1,337	(492)
Depreciation and amortization of premises and equipment	671	657
Amortization of net premiums on securities	414	503
Amortization of servicing assets	2,161	1,401
Accretion of loan discounts	(2,584)	(1,669)
Amortization of low income housing partnerships	374	254
Stock-based compensation	602	237
Deferred income taxes	(859)	(122)
Gain on sale of loans	(7,111)	(3,092)
Earnings on company owned life insurance	(183)	(126)
Net change in fair value of equity investment with readily determinable fair value	293	59
Origination of loans held for sale	(68,245)	(76,270)
Proceeds from sales of loans held for sale	90,928	36,587
Net change in:
Accrued interest receivable	532	766
Other assets	2,473	3,495
Accrued interest payable	53	(412)
Other liabilities	(2,885)	(1,973)
Net cash provided by operating activities	34,603	(28,741)
Cash flows from investing activities
Net change in loans receivable	(32,483)	(54,826)
Proceeds from matured, called, or paid-down securities available for sale	18,853	18,368
Proceeds from company owned life insurance	(10,000)	—
Purchase of loans	(138,007)	(97,631)
Purchase of securities available for sale	(57,518)	(39,791)
Purchase of Federal Home Loan Bank stock	(1,477)	(963)
Purchase of premises and equipment, net	(808)	(385)
Investment in low income housing partnerships	(374)	(189)
Net cash used in investing activities	(221,814)	(175,417)
Cash flows from financing activities
Net change in deposits	207,557	234,012
Cash received from stock option exercises	—	89
Repayment of Federal Home Loan Bank advances	—	(5,000)
Repurchase of common stock	—	(28)
Cash dividend paid on common stock	(3,029)	(2,104)
Payments related to tax-withholding for vested restricted stock awards	(79)	(434)
Net cash provided by financing activities	204,449	226,535
Net change in cash and cash equivalents	17,238	22,377
Cash and cash equivalents at beginning of period	115,459	106,310
Cash and cash equivalents at end of period	$132,697	$128,687
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$7,947	$6,253
Interest	$1,670	$2,052

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
Recent Accounting Pronouncements Not Yet Effective

In March 2022, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ""ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our consolidated financial statements.
Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$51,236	$—	$(3,555)	$47,681
Residential collateralized mortgage obligations	139,158	—	(12,025)	127,133
Total AFS debt securities	$190,394	$—	$(15,580)	$174,814

	December 31, 2021
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,555	$178	$(321)	$37,412
Residential collateralized mortgage obligations	114,588	253	(1,809)	113,032
Total AFS debt securities	$152,143	$431	$(2,130)	$150,444

There were no sales of AFS debt securities during the three months ended June 30, 2022 and 2021. The amortized cost and estimated fair value of AFS debt securities as of June 30, 2022, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$881	$865
After five years through ten years	3,345	3,240
After ten years	186,168	170,709
Total AFS debt securities	$190,394	$174,814

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$42,739	$(3,007)	$4,942	$(548)	$47,681	$(3,555)
Residential collateralized mortgage obligations	99,891	(7,905)	26,923	(4,120)	126,814	(12,025)
Total AFS debt securities	$142,630	$(10,912)	$31,865	$(4,668)	$174,495	$(15,580)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$31,120	$(321)	$—	$—	$31,120	$(321)
Residential collateralized mortgage obligations	93,607	(1,578)	7,212	(231)	100,819	(1,809)
Total AFS debt securities	$124,727	$(1,899)	$7,212	$(231)	$131,939	$(2,130)

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

The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, the Company does not consider these securities to be OTTI as of June 30, 2022.
As of June 30, 2022 or December 31, 2021, there were no pledged securities to secure public deposits, borrowing and letters of credit from Federal Home Loan Bank ("FHLB") and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.
The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
FHLB stock	$8,483	$7,006
PCBB stock	190	190
Mutual fund - CRA qualified	3,437	3,708
Time deposits placed in other banks	95	95
Total other investments	$12,205	$10,999

The Company has equity investment in a mutual fund with readily determinable fair value of $3.4 million and $3.7 million, as of June 30, 2022 and December 31, 2021, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $120 thousand unrealized loss and a $7 thousand unrealized gain for the three months ended June 30, 2022 and 2021, respectively, and a $293 thousand and a $59 thousand unrealized losses for the six months ended June 30, 2022 and 2021, respectively. The unrealized gains (losses) of the mutual fund are included in Other income in the Consolidated Statements of Income.

Note 3. Loans and Allowance for Loan Losses

The following table presents the composition of the loan portfolio as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Commercial real estate	$776,785	$701,450
SBA loans—real estate	226,302	220,099
SBA loans—non-real estate (1)	21,111	55,759
Commercial and industrial ("C&I")	128,620	162,543
Home mortgage	331,362	173,303
Consumer	538	865
Gross loans receivable	1,484,718	1,314,019
Allowance for loan losses	(17,702)	(16,123)
Loans receivable, net (2)	$1,467,016	$1,297,896

(1)Includes SBA Paycheck Protection Program ("PPP") loans of $8.1 million and $40.6 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $4.4 million and $7.0 million as of June 30, 2022 and December 31, 2021, respectively.
No loans were outstanding to related parties as of June 30, 2022 and December 31, 2021.

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2022 and 2021:

($ in thousands)	Commercial Real Estate	SBA Loans— Real Estate	SBA Loans—Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Three Months Ended June 30, 2022
Beginning balance	$6,480	$1,750	$169	$3,492	$4,768	$13	$16,672
Provision for (reversal of) loan losses (1)	1,263	43	(61)	(1,390)	1,145	(4)	996
Charge-offs	—	—	(18)	—	—	—	(18)
Recoveries	—	7	45	—	—	—	52
Ending balance	$7,743	$1,800	$135	$2,102	$5,913	$9	$17,702

Three Months Ended June 30, 2021
Beginning balance	$8,594	$2,030	$292	$2,331	$2,075	$17	$15,339
(Reversal of) provision for loan losses (1)	(138)	(33)	(37)	(45)	(371)	(1)	(625)
Charge-offs	—	—	(27)	—	—	—	(27)
Recoveries	—	—	—	—	—	—	—
Ending balance	$8,456	$1,997	$228	$2,286	$1,704	$16	$14,687

(1)There was no provision for uncollectible accrued interest receivable for the three months ended June 30, 2022. Excludes reversal of uncollectible accrued interest receivable of $487 thousand for the three months ended June 30, 2021.

($ in thousands)	Commercial Real Estate	SBA Loans— Real Estate	SBA Loans—Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Six Months Ended June 30, 2022
Beginning balance	$8,150	$2,022	$199	$2,848	$2,891	$13	$16,123
(Reversal of) provision for loan losses (1)	(407)	(215)	(108)	(746)	3,022	(5)	1,541
Charge-offs	—	(14)	(18)	—	—	—	(32)
Recoveries	—	7	62	—	—	1	70
Ending balance	$7,743	$1,800	$135	$2,102	$5,913	$9	$17,702

Six Months Ended June 30, 2021
Beginning balance	$8,505	$1,802	$278	$2,563	$2,185	$19	$15,352
(Reversal of) provision for loan losses (1)	(49)	195	(23)	(277)	(481)	(6)	(641)
Charge-offs	—	—	(27)	—	—	—	(27)
Recoveries	—	—	—	—	—	3	3
Ending balance	$8,456	$1,997	$228	$2,286	$1,704	$16	$14,687

(1)Excludes provision for (reversal of) uncollectible accrued interest receivable of $(204) thousand and $149 thousand for the six months ended June 30, 2022 and 2021, respectively.

The following table presents the allowance for loan losses and recorded investment (not including accrued interest receivable) by portfolio segment and impairment methodology as of June 30, 2022 and December 31, 2021:

($ in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
As of June 30, 2022
Allowance for loan losses (1):
Commercial real estate	$—	$7,743	$7,743
SBA loans—real estate	—	1,800	1,800
SBA loans—non-real estate	—	135	135
C&I	297	1,805	2,102
Home mortgage	—	5,913	5,913
Consumer	—	9	9
Total	$297	$17,405	$17,702
Loans (2):
Commercial real estate	$—	$776,785	$776,785
SBA loans—real estate	410	225,892	226,302
SBA loans—non-real estate	—	21,111	21,111
C&I	297	128,323	128,620
Home mortgage	—	331,362	331,362
Consumer	—	538	538
Total	$707	$1,484,011	$1,484,718
As of December 31, 2021
Allowance for loan losses (1):
Commercial real estate	$—	$8,150	$8,150
SBA loans—real estate	—	2,022	2,022
SBA loans—non-real estate	—	199	199
C&I	312	2,536	2,848
Home mortgage	—	2,891	2,891
Consumer	—	13	13
Total	$312	$15,811	$16,123
Loans (2):
Commercial real estate	$—	$701,450	$701,450
SBA loans—real estate	812	219,287	220,099
SBA loans—non-real estate	—	55,759	55,759
C&I	312	162,231	162,543
Home mortgage	—	173,303	173,303
Consumer	—	865	865
Total	$1,124	$1,312,895	$1,314,019

(1)There was no uncollectible accrued interest receivable as of June 30, 2022. Excludes allowance for uncollectible accrued interest receivable of $205 thousand as of December 31, 2021.
(2)Excludes accrued interest receivables of $4.6 million and $4.4 million as of June 30, 2022, and December 31, 2021, respectively.

The following table presents the recorded investment of individually impaired loans and the specific allowance for loan losses as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (1)				December 31, 2021 (1)
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
SBA loans—real estate	$410	$410	$—	$—	$812	$812	$—	$—
C&I	297	—	297	297	312	—	312	312
Total	$707	$410	$297	$297	$1,124	$812	$312	$312

(1)    The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans was not considered to be material.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment for the three months ended June 30, 2022 and June 30, 2021. The difference between interest income recognized and cash basis interest recognized was immaterial.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
SBA loans—real estate	$408	$—	$165	$—	$403	$—	$83	$—
							—	—
C&I	301	7	325	3	305	15	327	6
Total	$709	$7	$490	$3	$708	$15	$410	$6

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of June 30, 2022 and December 31, 2021:

($ in thousands)	Nonaccrual	90 or More Days Past Due & Still Accruing	Total
As of June 30, 2022
SBA loans—real estate	$411	$—	$411
SBA loans—non-real estate	478	5	483
C&I	297	—	297
Home mortgage	986	—	986
Total	$2,172	$5	$2,177
As of December 31, 2021
SBA loans—real estate	$812	$—	$812
SBA loans—non-real estate	837	200	1,037
C&I	313	—	313
Home mortgage	1,038	—	1,038
Total	$3,000	$200	$3,200

Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of June 30, 2022 and December 31, 2021:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total (1)
As of June 30, 2022
Commercial real estate	$—	$—	$—	$—	$776,785	$776,785
SBA—real estate	—	—	—	—	226,302	226,302
SBA—non-real estate	145	—	82	227	20,884	21,111
C&I	—	—	—	—	128,620	128,620
Home mortgage	344	844	—	1,188	330,174	331,362
Consumer	—	—	—	—	538	538
Total	$489	$844	$82	$1,415	$1,483,303	$1,484,718
As of December 31, 2021
Commercial real estate	$—	$—	$—	$—	$701,450	$701,450
SBA—real estate	—	—	419	419	219,680	220,099
SBA—non-real estate	76	336	881	1,293	54,466	55,759
C&I	—	—	—	—	162,543	162,543
Home mortgage	—	—	893	893	172,410	173,303
Consumer	—	—	—	—	865	865
Total	$76	$336	$2,193	$2,605	$1,311,414	$1,314,019

(1)Excludes accrued interest receivables of $4.6 million and $4.4 million as of June 30, 2022, and December 31, 2021, respectively.
Troubled Debt Restructurings: When, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to a borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”), the balance of which totaled $297 thousand and $313 thousand as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company has allocated $297 thousand and $313 thousand of specific reserves to the loan classified as TDRs, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.
Modifications made were primarily extensions of existing payment modifications on loans previously identified as TDRs. There were no new loans identified as TDRs during the three and six months ended June 30, 2022 and 2021. There were no payment defaults during the six months ended June 30, 2022 and 2021 of loans that had been modified as TDRs within the previous twelve months.
Loan Payment Deferrals: As of June 30, 2022, one C&I loan with outstanding balance of $454 thousand was under COVID-19 loan payment modification.
Paycheck Protection Program loans: A provision in the CARES Act created the PPP, which is administered by the SBA. The PPP was intended to provide loans to small businesses to pay expenses related to their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing applicable documentation evidencing their compliant with the terms of the program, including compliance regarding the use of funds. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020.
As of June 30, 2022, the Company had loans outstanding with a carrying value of $8.1 million, which were recorded in the SBA – non-real estate. Since the PPP’s inception through June 30, 2022, the Company has funded $154.5 million, and $151.3 million of principal forgiveness has been provided on qualifying PPP loans.
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

As of June 30, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total (1)
As of June 30, 2022
Commercial real estate	$776,785	$—	$—	$—	$776,785
SBA loans—real estate	225,120	—	1,182	—	226,302
SBA loans—non-real estate	20,555	—	515	41	21,111
C&I	128,323	—	297	—	128,620
Home mortgage	330,377	—	985	—	331,362
Consumer	538	—	—	—	538
Total	$1,481,698	$—	$2,979	$41	$1,484,718
As of December 31, 2021
Commercial real estate	$701,450	$—	$—	$—	$701,450
SBA loans—real estate	218,408	—	1,691	—	220,099
SBA loans—non-real estate	54,762	—	966	31	55,759
C&I	162,230	—	313	—	162,543
Home mortgage	172,265	—	1,038	—	173,303
Consumer	865	—	—	—	865
Total	$1,309,980	$—	$4,008	$31	$1,314,019

(1)Excludes accrued interest receivables of $4.6 million and $4.4 million as of June 30, 2022, and December 31, 2021, respectively.

Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Leasehold improvements	$7,765	$7,375
Furniture and fixtures	3,786	3,530
Equipment and others	3,118	2,955
Total premises and equipment	14,669	13,860
Accumulated depreciation	(10,176)	(9,505)
Total premises and equipment, net	$4,493	$4,355

Total depreciation expense included in occupancy and equipment expenses was $341 thousand and $329 thousand for the three months ended June 30, 2022 and 2021, respectively, and $671 thousand and $657 thousand for the six months ended June 30, 2022 and 2021, respectively.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of June 30, 2022 and December 31, 2021.
The following table presents an analysis of the changes in activity for loan servicing assets during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Beginning balance	$12,341	$7,492	$12,720	$7,360
Additions from loans sold with servicing retained	1,357	277	2,149	847
Additions from purchase of servicing rights			—	6,097
Amortized to expense	(990)	(963)	(2,161)	(1,401)
Ending balance	$12,708	$12,903	$12,708	$12,903

The fair value of the servicing assets was $15.2 million as of June 30, 2022, which was determined using discount rates ranging from 5.17% to 11.4% and prepayment speeds ranging from 15.0% to 15.5%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $15.5 million as of June 30, 2021, which was determined using discount rates ranging from 4.8% to 11.9% and prepayment speeds ranging from 14.2% to 14.4% depending on the stratification of the specific assets.
Note 6. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of June 30, 2022 and December 31, 2021 were $237.6 million and $207.3 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of June 30, 2022:

($ in thousands)
Remainder of 2022	$218,549
2023	179,137
2024	2,653
2025	1,059
2026 and thereafter	525
Total	$401,923

Deposits from principal officers, directors, and their affiliates as of June 30, 2022 and December 31, 2021 were $1.4 million and $1.2 million, respectively.
Note 7. Borrowing Arrangements
As of June 30, 2022 and December 31, 2021, the Company had no borrowings from the FHLB of San Francisco. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit as of both June 30, 2022 and December 31, 2021.

The Company had available borrowings from the following institutions as of June 30, 2022:

($ in thousands)
FHLB—San Francisco	$398,940
Federal Reserve Bank	164,671
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$663,611

The Company has pledged approximately $1.02 billion and $958.3 million of loans as collateral for these lines of credit as of June 30, 2022 and December 31, 2021, respectively.
Note 8. Income Tax
The Company’s income tax expense was $3.5 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively, and $6.8 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively. The effective income tax rate was 29.0% and 30.1% for the three months ended June 30, 2022 and 2021, respectively and 29.1% and 29.6% for the six months ended June 30, 2022 and 2021, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2018 and for state taxing authorities for tax years prior to 2017.

There were no significant unrealized tax benefits recorded as of June 30, 2022 and 2021, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Loan commitments	$193,884	$116,511
Standby letter of credit	4,892	4,477
Commercial letter of credit	1,945	1,028
Total undisbursed credit related commitments	$200,721	$122,016

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Investments in low-income housing partnerships	$7,537	$7,911
Unfunded commitments to fund investments for low-income housing partnerships	$4,332	$4,825

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2039.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $187 thousand and $127 thousand for the three months ended June 30, 2022 and 2021, respectively, and $374 thousand and $254 thousand for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $160 thousand and $114 thousand for the three months ended June 30, 2022 and 2021, respectively, and $320 thousand and $228 thousand for the six months ended June 30, 2022 and 2021, respectively.
Note 10. Stock-Based Compensation
The Company has three stock-based compensation plans currently in effect as of June 30, 2022, as described further below. Total compensation cost that has been charged against earnings for these plans for the three months ended June 30, 2022 and 2021 was $308 thousand and $106 thousand, respectively, and $523 thousand and $236 thousand for the six months ended June 30, 2022 and 2021, respectively.
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

A summary of the transactions under the 2005 Plan for the six months ended June 30, 2022 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2022	52,000	$6.37	$333
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2022	52,000	$6.37	$214
Fully vested and expected to vest	52,000	$6.37	$214
Vested	52,000	$6.37	$214

Information related to the 2005 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Intrinsic value of options exercised	$—	$42	$—	$174
Cash received from option exercises	$—	$64	$—	$64
Tax benefit realized from option exercised	$—	$—	$—	$20

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan as of June 30, 2022 was 1.26 years. The weighted average remaining contractual term of stock options that were exercisable as of June 30, 2022 was 1.26 years. All of the stock options that are outstanding under the 2005 Plan were fully vested as of June 30, 2022.
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

A summary of the stock options outstanding under the 2010 Plan for the six months ended June 30, 2022 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2022	210,000	$8.00	$1,000
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2022	210,000	$8.00	$523
Fully vested and expected to vest	210,000	$8.00	$523
Vested	210,000	$8.00	$523

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Intrinsic value of options exercised	$—	$—	$—	$86
Cash received from option exercises	$—	$—	$—	$25
Tax benefit realized from option exercised	$—	$—	$—	$—

The weighted average remaining contractual term of stock options outstanding as of June 30, 2022 was 1.76 years. The weighted average remaining contractual term of stock options that were exercisable as of June 30, 2022 was 1.76 years.

A summary of the changes in the Company's non-vested restricted stock awards under the 2010 Plan for the six months ended June 30, 2022 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2022	21,000	$7.95	$268
Awards granted	—	—
Awards vested	—	—
Awards forfeited	(3,000)	6.37
Non-vested, as of June 30, 2022	18,000	$8.21	$189

Information related to vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Tax (provision) benefit realized from awards vested	$—	$(85)	$—	$(85)

As of June 30, 2022, the Company had approximately $40 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.78 years.
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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of June 30, 2022.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the six months ended June 30, 2022 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2022	176,641	$9.90	$2,254
Awards granted	217,553	12.59
Awards vested	(58,798)	9.90
Awards forfeited	(3,030)	9.90
Non-vested, as of June 30, 2022	332,366	$11.66	$3,487

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Tax benefit realized from awards vested	$12	$—	$12	$—

There were 1,116,087 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of June 30, 2022. The Company had approximately $3.6 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of June 30, 2022. The Company expects to recognize these costs over a weighted average period of 3.02 years.
Note 11. Employee Benefit Plan
The Company sponsors a defined contribution plan, 401(k) profit sharing plan (the “401(k) Plan”), designed to provide retirement benefits financed by participant contributions, as well as contributions from the Company. Employees are eligible to participate in the 401(k) Plan as of the first day of the first calendar month after the date they have completed three months of service with the Company and have attained the age of 18. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $223 thousand and $195 thousand for the three months ended June 30, 2022 and 2021, respectively and $426 thousand and $369 thousand for the six months ended June 30, 2022 and 2021.
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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$47,681	$—	$47,681	$—
Residential collateralized mortgage obligations	127,133	—	127,133	—
Other investments:
Mutual fund - CRA qualified	$3,437	$3,437	$—	$—

December 31, 2021
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,412	$—	$37,412	$—
Residential collateralized mortgage obligations	$113,032	$—	$113,032	$—
Other investments:
Mutual fund - CRA qualified	$3,708	$3,708	$—	$—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the three months ended June 30, 2022 or 2021.

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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of June 30, 2022 and December 31, 2021:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Impaired loans	$410	$—	$—	$410

December 31, 2021
Impaired loans	$814	$—	$—	$814

The following table presents the increase in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Impaired loans	$5	$3	$15	$7

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of June 30, 2022 and December 31, 2021:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
June 30, 2022
Impaired loans:
SBA loans—real estate	$410	Income approach - income capitalization	Capitalization rate	12.0%	12.0%

December 31, 2021
Impaired loans:
SBA loans—real estate	$419	Market approach	Market data comparison	2% to 17%	8.7%
SBA loans—real estate	$395	Income approach - income capitalization	Capitalization rate	12.0%	12.0%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2022 and December 31, 2021.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	June 30, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$132,697	$132,697	$—	$—	$132,697
Loans held for sale	67,255	—	73,765	—	73,765
Loans receivable, net	1,467,016	—	—	1,413,910	1,413,910
Accrued interest receivable, net	5,112	31	479	4,602	5,112
Other investments:
FHLB and PCBB stock	8,673	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,708	—	—	15,237	15,237
Financial Liabilities:
Deposit	1,741,623	—	1,735,594	—	1,735,594
Accrued interest payable	612	—	612	—	612

	December 31, 2021
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$115,459	$115,459	$—	$—	$115,459
Loans held for sale	89,428	—	99,301	—	99,301
Loans receivable, net	1,297,896	—	—	1,291,926	1,291,926
Accrued interest receivable, net	4,579	—	348	4,231	4,579
Other investments:
FHLB and PCBB stock	7,196	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,720	—	—	15,505	15,505
Financial Liabilities:
Deposit	1,534,066	—	1,534,066	—	1,534,066
Accrued interest payable	558	—	558	—	558

Note 13. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of June 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	June 30, 2022
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$197,993	13.51%	N/A	N/A	N/A	N/A
Bank	195,748	13.36%	$117,244	8.00%	$146,555	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	180,096	12.29%	N/A	N/A	N/A	N/A
Bank	177,851	12.14%	87,933	6.00%	117,244	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	180,096	12.29%	N/A	N/A	N/A	N/A
Bank	177,851	12.14%	65,950	4.50%	95,261	6.50%
Tier 1 capital (to average assets)
Consolidated	180,096	9.48%	N/A	N/A	N/A	N/A
Bank	177,851	9.36%	75,988	4.00%	94,985	5.00%

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2021
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$182,439	13.66%	N/A	N/A	N/A	N/A
Bank	179,882	13.47%	$106,857	8.00%	$133,572	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	165,944	12.42%	N/A	N/A	N/A	N/A
Bank	163,387	12.23%	80,143	6.00%	106,857	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	165,944	12.42%	N/A	N/A	N/A	N/A
Bank	163,387	12.23%	60,107	4.50%	86,822	6.50%
Tier 1 capital (to average assets)
Consolidated	165,944	9.58%	N/A	N/A	N/A	N/A
Bank	163,387	9.44%	69,266	4.00%	86,582	5.00%

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2022	2021	2022	2021
Basic
Net income	$8,480	$6,379	$16,632	$11,456
Undistributed earnings allocated to participating securities	(205)	(60)	(346)	(112)
Net income allocated to common shares	8,275	6,319	16,286	11,344
Weighted average common shares outstanding	15,141,975	15,056,484	15,139,903	15,039,773
Basic earnings per common share	$0.55	$0.42	$1.08	$0.75
Diluted
Net income allocated to common shares	$8,275	$6,319	$16,286	$11,344
Weighted average common shares outstanding for basic earnings per common share	15,141,975	15,056,484	15,139,903	15,039,773
Add: Dilutive effects of assumed exercises of stock options	92,602	72,967	98,210	59,630
Average shares and dilutive potential common shares	15,234,577	15,129,451	15,238,113	15,099,403
Diluted earnings per common share	$0.54	$0.42	$1.07	$0.75

No share of common stock was antidilutive for the three and six months ended June 30, 2022 and 2021.
Note 15. Subsequent Events
The Company has evaluated subsequent events through the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of June 30, 2022.
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
The following significant items are of note as of or for the three and six months ended June 30, 2022 compared to as of or the same periods ended June 30, 2021:
As of June 30, 2022 compared to as of June 30, 2021
•Total assets were $1.93 billion, an increase of $332.4 million, or 20.7%, from $1.60 billion.
•Gross loans were $1.48 billion, an increase of $238.9 million, or 19.2%, from $1.25 billion.
•Total deposits were $1.74 billion, an increase of $307.5 million, or 21.4%, from $1.43 billion.
•Shareholders’ equity was $169.5 million, an increase of $17.5 million, of 11.5%, from $152.0 million.
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
•Net income was $8.5 million or $0.54 per diluted common share, an increase of $2.1 million, or 32.9%, from $6.4 million or $0.42 per diluted common share.
•Net interest income increased to $19.1 million, an increase of $4.5 million, or 30.8%, from $14.6 million.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
•Net income was $16.6 million or $1.07 per diluted common share, an increase of $5.2 million, or 45.2%, from $11.5 million or $0.75 per diluted common share.
•Net interest income increased to $36.4 million, an increase of $9.0 million, or 33.0%, from $27.3 million.

SELECTED FINANCIAL DATA

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except share and per share data)	2022	2021	2022	2021
Income Statement Data:
Interest income	$20,148	$15,349	$38,092	$28,981
Interest expense	1,069	763	1,723	1,640
Net interest income	19,079	14,586	36,369	27,341
Provision for loan losses	996	(1,112)	1,337	(492)
Noninterest income	5,359	2,220	9,575	5,186
Noninterest expense	11,503	8,789	21,165	16,755
Income before income taxes	11,939	9,129	23,442	16,264
Income tax expense	3,459	2,750	6,810	4,808
Net income	8,480	6,379	16,632	11,456
Per Share Data:
Basic income per share	0.55	0.42	1.08	0.75
Diluted income per share	0.54	0.42	1.07	0.75
Book value per share	11.16	10.04	11.16	10.04
Shares of common stock outstanding	15,189,203	15,133,407	15,189,203	15,133,407

Performance Ratios:
Return on average assets (1)	1.79%	1.68%	1.82%	1.56%
Return on average equity (1)	20.29%	17.10%	19.92%	15.58%
Yield on total loans (1)	4.91%	4.83%	4.88%	4.73%
Yield on average earning assets (1)	4.44%	4.19%	4.36%	4.13%
Cost of average interest bearing liabilities (1)	0.50%	0.42%	0.42%	0.46%
Cost of deposits (1)	0.25%	0.23%	0.21%	0.26%
Net interest margin (1)	4.21%	3.98%	4.16%	3.90%
Efficiency ratio (2)	47.07%	52.30%	46.07%	51.51%
			46.07%	51.51%
(1)    Annualized
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

	As of
($ in thousands)	June 30, 2022	December 31, 2021
Balance Sheet Data:
Gross loans receivable	$1,484,718	$1,314,019
Loans held for sale	67,255	89,428
Allowance for loan losses	17,702	16,123
Total assets	1,934,242	1,726,691
Deposits	1,741,623	1,534,066
Shareholders’ equity	169,492	165,222
Asset Quality Data:
Net charge-offs to average gross loans receivable (1)	(0.01)%	0.02%
Nonperforming loans to gross loans receivable	0.15%	0.24%
Allowance for loan losses to nonperforming loans	813.14%	503.84%
Allowance for loan losses to gross loans receivable	1.19%	1.23%
Balance Sheet and Capital Ratios:
Gross loans receivable to deposits	85.25%	85.66%
Noninterest-bearing deposits to deposits	47.10%	50.50%
Average equity to average total assets	8.84%	9.71%
Leverage ratio	9.48%	9.58%
Common equity tier 1 ratio	12.29%	12.42%
Tier 1 risk-based capital ratio	12.29%	12.42%
Total risk-based capital ratio	13.51%	13.66%

(1)    Annualized
Loan Payment Deferrals Related to the COVID-19 Pandemic

In early 2020, we began providing payment deferrals of up to 12 months for our commercial and consumer borrowers who had been adversely impacted by the COVID-19 pandemic and had not been delinquent over 30 days on payments at the time of the borrowers’ deferral requests. For the loans modified under this program, in accordance with the provisions of Section 4013 of the CARES Act and the interagency statement issued by bank regulatory agencies, we elected to not apply troubled debt structuring classification to borrowers who were current as of December 31, 2019. As of June 30, 2022, total outstanding balance of remaining in deferment status balance was $454 thousand or 0.03% of the total portfolio, down from 0.4% as of December 31, 2021.

Paycheck Protection Program

Beginning in April 2020, we accepted applications under the PPP administered by the SBA under the CARES Act, as amended by the Economic Aid Act enacted on December 27, 2020 and have originated loans to qualified small businesses. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. To the extent not forgiven, loans are subject to terms of the program. Since the PPP’s inception through June 30, 2022, we have funded $154.5 million, and $151.3 million of principal forgiveness has been provided on qualifying PPP loans. As of June 30, 2022, there were unamortized net deferred fees and unaccreted discounts of $220 thousand to be recognized over the estimated life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period.
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
RESULTS OF OPERATIONS
Net Income

We reported net income for the three months ended June 30, 2022 of $8.5 million, compared to net income of $6.4 million for the same period of 2021. The increase was primarily due to a $4.8 million increase in interest income, partially offset by a $2.1 million increase in provision for loan losses.

	Three Months Ended June 30,
($ in thousands)	2022	2021	Change
Interest income	$20,148	$15,349	$4,799
Interest expense	1,069	763	306
Net interest income	19,079	14,586	4,493
Provision for loan losses	996	(1,112)	2,108
Noninterest income	5,359	2,220	3,139
Noninterest expense	11,503	8,789	2,714
Income before taxes	11,939	9,129	2,810
Income tax expense	3,459	2,750	709
Net income	$8,480	$6,379	$2,101

We reported net income for the six months ended June 30, 2022 of $16.6 million, compared to net income of $11.5 million for the same period of 2021. The increase was primarily due to a $9.1 million increase in interest income, partially offset by a $1.8 million increase in provision for loan losses and a $2.0 million increase in income tax expense.

	Six Months Ended June 30,
($ in thousands)	2022	2021	Change
Interest income	$38,092	$28,981	$9,111
Interest expense	1,723	1,640	83
Net interest income	36,369	27,341	9,028
Provision for loan losses	1,337	(492)	1,829
Noninterest income	9,575	5,186	4,389
Noninterest expense	21,165	16,755	4,410
Income before taxes	23,442	16,264	7,178
Income tax expense	6,810	4,808	2,002
Net income	$16,632	$11,456	$5,176

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

	Three Months Ended June 30,
	2022			2021
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate (1)	Average Balance	Interest and Fees	Yield / Rate (1)
Interest-earning assets:
Interest-bearing deposits in other banks	$79,628	$197	0.98%	$107,280	$28	0.10%
Federal funds sold and other investments (2)	11,966	140	4.70	10,865	132	4.85
Available-for-sale debt securities	165,499	703	1.70	108,960	218	0.80
Total investments	257,093	1,040	1.62	227,105	378	0.67
Real estate loans	751,610	8,743	4.67	670,224	7,725	4.62
SBA loans	353,138	5,707	6.48	346,702	4,816	5.57
Commercial and industrial loans	160,291	1,811	4.53	101,362	983	3.89
Home mortgage loans	294,341	2,837	3.86	122,588	1,431	4.67
Consumer & other loans	684	10	5.49	1,182	16	5.30
Loans (3)	1,560,064	19,108	4.91	1,242,058	14,971	4.83
Total interest-earning assets	1,817,157	20,148	4.44	1,469,163	15,349	4.19
Noninterest-earning assets	73,594			49,151
Total assets	$1,890,751			$1,518,314

Interest-bearing liabilities:
Money market deposits and others	$470,013	$503	0.43%	$366,922	$281	0.31%
Time deposits	389,059	566	0.58	366,603	482	0.53
Total interest-bearing deposits	859,072	1,069	0.50	733,525	763	0.42
Borrowings	—	—	—	3,025	—	0.00
Total interest-bearing liabilities	859,072	1,069	0.50	736,550	763	0.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	843,788			615,385
Other noninterest-bearing liabilities	20,720			17,119
Total noninterest-bearing liabilities	864,508			632,504
Shareholders’ equity	167,171			149,260
Total liabilities and shareholders’ equity	$1,890,751			$1,518,314
Net interest income / interest rate spreads		$19,079	3.94%		$14,586	3.77%
Net interest margin			4.21%			3.98%

Cost of deposits			0.25%			0.23%
Cost of funds			0.25%			0.23%

(1)Annualized
(2)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank (“PCBB”) stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(3)    Average loan balances include non-accrual loans and loans held for sale.

	Six Months Ended June 30,
	2022			2021
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate (1)	Average Balance	Interest and Fees	Yield / Rate (1)
Interest-earning assets:
Interest-bearing deposits in other banks	$83,231	$238	0.57%	$98,654	$51	0.10%
Federal funds sold and other investments (2)	11,465	256	4.45	10,478	221	4.21
Available-for-sale debt securities	161,230	1,233	1.53	101,000	454	0.90
Total investments	255,926	1,727	2.70	210,132	726	1.38%
Real estate loans	731,413	16,545	4.56	661,907	15,191	4.63
SBA loans	355,916	11,542	6.54	307,787	8,096	5.30
Commercial and industrial loans	158,334	3,348	4.26	108,803	2,055	3.81
Home mortgage loans	255,936	4,911	3.84	124,135	2,882	4.64
Consumer & other loans	780	19	5.15	1,184	31	5.24
Loans (3)	1,502,379	36,365	4.88	1,203,816	28,255	4.73
Total interest-earning assets	1,758,305	38,092	4.36	1,413,948	28,981	4.13
Noninterest-earning assets	68,334			50,422
Total assets	$1,826,639			$1,464,370

Interest-bearing liabilities:
Money market deposits and others	$441,314	$754	0.34%	$351,943	$551	0.32%
Time deposits	381,879	969	0.51	364,216	1,089	0.60
Total interest-bearing deposits	823,193	1,723	0.42	716,159	1,640	0.46
Borrowings	—	—	—	4,007	—	—
Total interest-bearing liabilities	823,193	1,723	0.42	720,166	1,640	0.46
Noninterest-bearing liabilities:
Noninterest-bearing deposits	813,791			580,134
Other noninterest-bearing liabilities	22,649			16,993
Total noninterest-bearing liabilities	836,440			597,127
Shareholders’ equity	167,006			147,077
Total liabilities and shareholders’ equity	$1,826,639			$1,464,370

Net interest income / interest rate spreads		$36,369	3.94%		$27,341	3.67%
Net interest margin			4.16%			3.90%

Cost of deposits			0.21%			0.26%
Cost of funds			0.21%			0.25%

(1)Annualized
(2)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank (“PCBB”) stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(3)    Average loan balances include non-accrual loans and loans held for sale.

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

	Three Months Ended June 30,
	2022 vs 2021
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(38)	$207	$169
Federal funds sold and other investments	20	(12)	8
Available-for-sale debt securities	177	308	485
Total investments	159	503	662
Real estate loans	943	75	1,018
SBA loans	(61)	952	891
Commercial and industrial loans	387	441	828
Home mortgage loans	706	700	1,406
Consumer & other loans	(6)	—	(6)
Total loans	1,969	2,168	4,137
Total interest-earning assets	2,128	2,671	4,799
Interest-bearing liabilities:
Money market deposits and others	97	125	222
Time deposits	28	56	84
Total interest-bearing deposits	125	181	306
Borrowings	—	—	—
Total interest-bearing liabilities	125	181	306
Net interest income	$2,003	$2,490	$4,493

	Six Months Ended June 30,
	2022 vs 2021
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(27)	$214	$187
Federal funds sold and other investments	33	2	35
Available-for-sale debt securities	367	412	779
Total investments	373	628	1,001
Real estate loans	1,584	(230)	1,354
SBA loans	1,314	2,132	3,446
Commercial and industrial loans	672	621	1,293
Home mortgage loans	1,019	1,010	2,029
Consumer & other loans	(11)	(1)	(12)
Total loans	4,578	3,532	8,110
Total interest-earning assets	4,951	4,160	9,111
Interest-bearing liabilities:
Money market deposits and others	144	59	203
Time deposits	42	(162)	(120)
Total interest-bearing deposits	186	(103)	83
Borrowings	—	—	—
Total interest-bearing liabilities	186	(103)	83
Net interest income	$4,765	$4,263	$9,028

Comparison for the Three Months ended June 30, 2022 and 2021

Net interest income increased $4.5 million, or 30.8%, to $19.1 million for the three months ended June 30, 2022 from $14.6 million for the same period of 2021, primarily due to higher interest income on loans. A $4.1 million increase in interest income on loans for the three months ended June 30, 2022, compared with the same period of 2021, was primarily due to higher average loan balance from loan growth in home loans, real estate loans, and C&I loans.

Average yield on interesting-bearing deposits in other banks was 0.98% for the three months ended June 30, 2022, an 88 basis point increase from 0.10% for the same period of 2021, primarily due to the Federal Reserve’s rate increases. Average yield on available-for-sale debt securities was 1.70% for the three months ended June 30, 2022, a 90 basis point increase from 0.80% for the same period of 2021, primarily due to purchases of securities that earn higher yields than existing investment portfolio.

Average loan yield was 4.91% for the three months ended June 30, 2022, an 8 basis point increase from 4.83% for the same period of 2021. The increase was primarily due to a 22 basis point increase in contractual loan yield as a result of market rate increases by the Federal Reserve, partially offset by an 8 basis point decrease from lower SBA discount accretion income as a result of lower SBA loan payoffs and a 7 basis point decrease in amortization of net deferred fees as a result of lower payoffs on SBA PPP loans.

Average cost of interest-bearing deposits was 0.50% for the three months ended June 30, 2022, an 8 basis point increase from 0.42% for the same period of 2021, primarily due to the Federal Reserve’s rate increases. Average cost of deposits was 0.25% for the three months ended June 30, 2022, a 2 basis point increase from 0.23% for the same period of 2021, primarily due to the Federal Reserve’s rate increases, partially offset by higher average balance of noninterest-bearing deposits.

Net interest margin was 4.21% for the three months ended June 30, 2022, an increase of 23 basis point from 3.98% for the same period of 2021, primarily due to a 25 basis point increase in average yield on interest-earning assets.

Comparison for the Six Months ended June 30, 2022 and 2021
Net interest income increased $9.0 million, or 33.0%, to $36.4 million for the six months ended June 30, 2022 from $27.3 million for the same period of 2021, primarily due to higher interest income on loans. A $8.1 million increase in interest income on loans for the six months ended June 30, 2022, compared with the same period of 2021, was primarily due to higher average loan balance from loan growth in home loans and real estate loans, and lower average cost of deposits.

Average yield on interesting-bearing deposits in other banks was 0.57% for the six months ended June 30, 2022, a 47 basis point increase from 0.10% for the same period of 2021, primarily due to the Federal Reserve’s rate increases. Average yield on available-for-sale debt securities was 1.53% for the six months ended June 30, 2022, a 63 basis point increase from 0.90% for the same period of 2021, primarily due to purchases of securities earning higher yields than existing investment portfolio.

Average loan yield was 4.88% for the six months ended June 30, 2022, a 15 basis point increase from 4.73% for the same period of 2021. The increase was primarily due to a 22 basis point increase in contractual loan yield as a result of market rate increases by the Federal Reserve.

Average cost of interest-bearing deposits was 0.42% for the six months ended June 30, 2022, a 4 basis point decrease from 0.46% for the same period of 2021. Average cost of deposits was 0.21% for the six months ended June 30, 2022, a five basis point decrease from 0.26% for the same period of 2021, primarily due to higher average balance of noninterest-bearing deposits.

Net interest spread was 3.94% for the six months ended June 30, 2022, a 27 basis point increase from 3.67% for the same period of 2021. Net interest margin was 4.16% for the six months ended June 30, 2022, a 26 basis point increase from 3.90% for the same period of 2021, primarily due to a 23 basis point increase in average yield on interest-earning assets.
Provision for Loan Losses
Management evaluated the qualitative and quantitative factors on all loan types to reflect the COVID-19 pandemic’s prolonged potential adverse impacts on national, state, and local economic and business conditions. The provision for loan losses was $996 thousand for the three months ended June 30, 2022, an increase of $2.1 million compared to a $1.1 million reversal of loan losses for the same period of 2021. The provision for loan losses was $1.3 million for the six months ended June 30, 2022, an increase of $1.8 million compared to a $492 thousand reversal of loan losses for the same period of 2021. The increases was primarily due to quantitative reserves from loan growth in home loans and real estate loans.
The allowance for loan losses as a percentage of gross loans was 1.19% as of June 30, 2022 and 1.23% as of December 31, 2021.
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

Comparison for the Three Months ended June 30, 2022 and 2021
The following table sets forth the various components of our noninterest income for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit	$427	$393	$34	8.7%
Loan servicing fees, net of amortization	654	302	352	116.6
Gain on sale of loans	3,873	1,210	2,663	220.1
Other income	405	315	90	28.6
Total noninterest income	$5,359	$2,220	$3,139	141.4%

Noninterest income for the three months ended June 30, 2022 was $5.4 million, an increase of $3.1 million, or 141.4%, compared to $2.2 million for the same period of 2021, primarily due to a $2.7 million increase in gain on sale of loans.
Gain on sale of loans was $3.9 million for the three months ended June 30, 2022, compared to $1.2 million for the same period of 2021, an increase of $2.7 million or 220.1%. The increase was primarily due to higher sales volume partially offset by lower average premium on loan sales. We sold $58.6 million of SBA loans with an average premium of 7.02% for the three months ended June 30, 2022, compared to a sale of $10.6 million of SBA loans with an average premium of 11.48% in the same period of 2021.
Loan service fees, net of amortization, were $654 thousand, for the three months ended June 30, 2022, compared to $302 thousand for the same period of 2021. The increase was primarily due to an increase in loan servicing portfolio and lower amortization of loan servicing fees as a result of lower SBA loan payoffs.
Comparison for the Six Months ended June 30, 2022 and 2021
The following table sets forth the various components of our noninterest income for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit	$815	$748	$67	9.0%
Loan servicing fees, net of amortization	1,101	833	268	32.2
Gain on sale of loans	7,111	3,092	4,019	130.0
Other income	548	513	35	6.8
Total noninterest income	$9,575	$5,186	$4,389	84.6%

Noninterest income for the six months ended June 30, 2022 was $9.6 million, an increase of $4.4 million, or 84.6%, compared to $5.2 million for the same period of 2021, primarily due to a $4.0 million increase in gain on sale of loans.
Gain on sale of loans was $7.1 million for the six months ended June 30, 2022, compared to $3.1 million for the same period of 2021, an increase of $4.0 million or 130.0%. The increase was primarily due to higher sales volume partially offset by lower average premium on loan sales. We sold $90.4 million of SBA loans with an average premium of 8.43% for the six months ended June 30, 2022, compared to a sale of $33.0 million of SBA loans with an average premium of 10.82% in the same period of 2021.

Noninterest Expense
Comparison for the Three Months ended June 30, 2022 and 2021
The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,109	$5,307	$1,802	34.0%
Occupancy and equipment	1,489	1,234	255	20.7
Data processing and communication	492	467	25	5.4
Professional fees	364	303	61	20.1
FDIC insurance and regulatory assessments	192	123	69	56.1
Promotion and advertising	165	176	(11)	(6.3)
Directors' fees	190	128	62	48.4
Foundation donation and other contributions	852	640	212	33.1
Other expenses	650	411	239	58.2
Total noninterest expense	$11,503	$8,789	$2,714	30.9%

Noninterest expense for the three months ended June 30, 2022 was $11.5 million, compared with $8.0 million for the same period of 2021, an increase of $2.7 million, or 30.9%. The increase was primarily attributable to higher salaries and employee benefits, occupancy and equipment, and foundation donation and other contributions.

Salaries and employee benefits expense for the three months ended June 30, 2022 was $7.1 million, compared to $5.3 million for the same period of 2021, an increase of $1.8 million, or 34.0%. The increase was primarily due to an increase in salaries as a result of additional employees to support continued growth of the Company and a decrease in deferred loan origination costs compared to higher origination costs related to SBA PPP loans.
Occupancy and equipment expense for the three months ended June 30, 2022 was $1.5 million, compared to $1.2 million for the same period of 2021, an increase of $255 thousand, or 20.7%. The increase was primarily due to a new branch opened in the first quarter of 2022.
Foundation donation and other contributions for the three months ended June 30, 2022 were $852 thousand, compared to $640 thousand for the same period of 2021, an increase of $212 thousand, or 33.1%. The increase was primarily due to higher donation accruals for Open Stewardship Foundation as a result of higher net income.

Comparison for the Six Months ended June 30, 2022 and 2021
The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$12,766	$9,969	$2,797	28.1%
Occupancy and equipment	2,867	2,469	398	16.1
Data processing and communication	985	915	70	7.7
Professional fees	688	617	71	11.5
FDIC insurance and regulatory assessments	399	255	144	56.5
Promotion and advertising	354	353	1	0.3
Directors' fees	367	244	123	50.4
Foundation donation and other contributions	1,667	1,147	520	45.3
Other expenses	1,072	786	286	36.4
Total noninterest expense	$21,165	$16,755	$4,410	26.3%

Noninterest expense for the six months ended June 30, 2022 was $21.2 million, compared with $16.8 million for the same period of 2021, an increase of $4.4 million, or 26.3%. The increase was primarily attributable to higher salaries and employee benefits, occupancy and equipment, and foundation donation and other contributions.
Salaries and employee benefits expense for the six months ended June 30, 2022 was $12.8 million, compared to $10.0 million for the same period of 2021, an increase of $2.8 million, or 28.1%. The increase was primarily due to increased salaries as a result of additional employees to support continued growth of the Company.
Occupancy and equipment expense for the six months ended June 30, 2022 was $2.9 million, compared to $2.5 million for the same period of 2021, an increase of $398 thousand, or 16.1%. The increase was primarily due to a new branch opened in the first quarter of 2022 and increased equipment expense to support our continued growth.
Foundation donation and other contributions for the six months ended June 30, 2022 were $1.7 million, compared to $1.1 million for the same period of 2021, an increase of $520 thousand, or 45.3%. The increase was primarily due to higher donation accruals for Open Stewardship Foundation as a result of higher net income.
Income Tax Expense
Income tax expense was $3.5 million for the three months ended June 30, 2022, compared to $2.8 million for the same period of 2021. The increase was primarily due to higher tax provision as a result of higher net income. Effective tax rates were 29.0% and 30.1% for the three months ended June 30, 2022 and 2021, respectively.
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
All securities in our investment portfolio were classified as available-for-sale as of June 30, 2022. There were no held-to-maturity or trading securities in our investment portfolio as of June 30, 2022. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities.
Securities available-for-sale increased $24.4 million, or 16.2%, to $174.8 million at June 30, 2022 from $150.4 million at December 31, 2021, primarily due to purchases of $57.5 million, partially offset by principal paydowns of $18.9 million and unrealized loss increases of $13.9 million for the six months ended June 30, 2022. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of June 30, 2022 and December 31, 2021.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	June 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$51,236	$47,681	$(3,555)	$37,555	$37,412	$(143)
Residential collateralized mortgage obligations	139,158	127,133	(12,025)	114,588	113,032	(1,556)
Total available-for-sale debt securities	$190,394	$174,814	$(15,580)	$152,143	$150,444	$(1,699)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2022, we evaluated the securities which had an unrealized loss for other than temporary impairment (“OTTI”) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$881	2.18%	$2,212	2.01%	$48,143	1.85%
Residential collateralized mortgage obligations	—	—	—	—	1,133	1.94	138,025	1.78
Total available-for-sale debt securities	$—	—%	$881	2.18%	$3,345	1.99%	$186,168	1.80%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	June 30, 2022		December 31, 2021
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$776,785	52.2%	$701,450	53.3%
SBA loan - real estate	226,302	15.2	220,099	16.8
SBA loan - non-real estate	21,111	1.4	55,759	4.2
Commercial and industrial	128,620	8.7	162,543	12.4
Home mortgage	331,362	22.3	173,303	13.2
Consumer	538	—	865	0.1
Gross loans receivable	1,484,718	100.0%	1,314,019	100.0%
Allowance for loan losses	(17,702)		(16,123)
Loans receivable, net (1)	$1,467,016		$1,297,896

(1)     Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $4.4 million and $7.0 million as of June 30, 2022 and December 31, 2021, respectively.
Gross loans increased $170.7 million, or 13.0%, to $1.48 billion as of June 30, 2022, compared to $1.31 billion as of December 31, 2021. The increase was primarily attributable to new loan production of $272.0 million and home mortgage loan purchases of $138.0 million, offset by loan payoffs and paydowns of $143.9 million and SBA loan sales of $89.8 million.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of June 30, 20221 and December 31, 2021:

	June 30, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$19,947	$61,593	$354,219	$98,022	$215,030	$27,974	$776,785
SBA loans—real estate	—	—	—	38	—	226,264	226,302
SBA loan—non- real estate	5	84	8,088	4,535	—	8,399	21,111
Commercial and industrial	1,590	50,043	1,412	33,455	22,802	19,318	128,620
Home mortgage	—	—	—	—	314,090	17,272	331,362
Consumer	—	3	—	535	—	—	538
Gross loans	$21,542	$111,723	$363,719	$136,585	$551,922	$299,227	$1,484,718

	December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$32,142	$64,919	$317,631	$116,053	$132,727	$37,978	$701,450
SBA loans—real estate	—	—	—	42	395	219,662	220,099
SBA loan—non- real estate	612	128	39,995	5,147	—	9,877	55,759
Commercial and industrial	13,886	66,111	193	43,207	22,885	16,261	162,543
Home mortgage	—	—	—	—	154,864	18,439	173,303
Consumer	—	216	—	649	—	—	865
Gross loans	$46,640	$131,374	$357,819	$165,098	$310,871	$302,217	$1,314,019

Our loan portfolio is concentrated in commercial real estate with the remaining balances in SBA loans (unguaranteed portion and PPP loans), home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 89.9% of our gross loans were secured by real property as of June 30, 2022, compared to 83.3% as of December 31, 2021.
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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $776.8 million at June 30, 2022 compared to $701.5 million at December 31, 2021. During the six months ended June 30, 2022, we originated $111.8 million of commercial real estate loans. As of June 30, 2022, approximately 75.9% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of June 30, 2022, our average loan to value for commercial real estate loans was 59%.
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

As of June 30, 2022, our SBA portfolio totaled $247.4 million, including $8.1 million of SBA PPP loans, compared to $275.9 million, including $40.6 million of SBA PPP loans as of December 31, 2021. We originated $92.5 million for the six months ended June 30, 2022. We sold SBA loans of $90.4 million with 8.43% average premium and $33.0 million with 10.82% average premium during the six months ended June 30, 2022 and 2021, respectively.
From our total SBA loan portfolio, $226.3 million is secured by real estate and $21.1 million is unsecured or secured by business assets as of June 30, 2022.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $128.6 million as of June 30, 2022, compared to $162.5 million as of December 31, 2021. We originated $14.6 million for the six months ended June 30, 2022.
Loans - Home Mortgage: We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through our retail branch network and our correspondent lender network. The primary loan product is a five-year or seven-year hybrid adjustable rate mortgage, which reprices after five years to the one-year SOFR plus certain spreads. We also purchase residential mortgage loans from third party mortgage originators based on the review of their underwriting and file quality as opportunities arise
Home mortgage loans totaled $331.4 million as of June 30, 2022, compared to $173.3 million as of December 31, 2021. For the six months ended June 30, 2022, we originated $53.1 million of home mortgage loans and purchased $138.0 million of home mortgage loans from third party mortgage originators.
Loan Servicing

As of June 30, 2022 and December 31, 2021, we serviced $686.4 million and $667.0 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Beginning balance	$12,341	$7,492	$12,720	$7,360
Additions from loans sold with servicing retained	1,357	277	2,149	847
Additions from purchase of servicing rights	—	6,097	—	6,097
Amortized to expense	(990)	(963)	(2,161)	(1,401)
Ending balance	$12,708	$12,903	$12,708	$12,903

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
The allowance for loan losses was $17.7 million at June 30, 2022, compared to $16.1 million at December 31, 2021. The provision for loan losses was $996 thousand for the three months ended June 30, 2022, compared to the reversal of loan losses of $1.1 million for the same period in 2021, primarily due to an increase of $746 thousand in quantitative reserves from loan growth in real estate and home mortgage loans and an adjustment of $270 thousand in qualitative assessments of our loan portfolio for the three months ended June 30, 2022. The provision for loan losses was $1.3 million for the six months ended June 30, 2022, compared to the reversal of loan losses of $492 thousand for the same period in 2021, primarily due to an increase in quantitative reserves from loan growth in real estate and home mortgage loans and an adjustment in qualitative assessments of our loan portfolio for the six months ended June 30, 2022.
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

Analysis of the Allowance for Loan Losses

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the three months ended June 30, 2022 and 2021:

	As of and for the Three Months Ended June 30,
	2022				2021
($ in thousands)	Beginning	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending	Beginning	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$6,480	$1,263	$—	$7,743	$8,594	$(138)	$—	$8,456
SBA loans—real estate	1,750	43	7	1,800	2,030	(33)	—	1,997
SBA loan—non- real estate	169	(61)	27	135	292	(37)	(27)	228
Commercial and industrial	3,492	(1,390)	—	2,102	2,331	(45)	—	2,286
Home mortgage	4,768	1,145	—	5,913	2,075	(371)	—	1,704
Consumer	13	(4)	$—	9	17	(1)	—	16
Total	$16,672	$996	$34	$17,702	$15,339	$(625)	$(27)	$14,687
Gross loans (2)				$1,484,718				$1,245,866
Average loans (2)				$1,461,081				$1,198,890
Net (recoveries) charge-offs to average gross loans				(0.01)%				0.01%
Allowance for loan losses to gross loans				1.19%				1.18%

(1)There was no provision for uncollectible accrued interest receivable for the three months ended June 30, 2022. Excludes reversal of uncollectible accrued interest receivable of $487 thousand for the three months ended June 30, 2021.
(2)Excludes loans held for sale.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the six months ended June 30, 2022 and 2021:

	As of and for the Three Six Ended June 30,
	2022				2021
($ in thousands)	Beginning	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending	Beginning	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$8,150	$(407)	$—	$7,743	$8,505	$(49)	$—	$8,456
SBA loans—real estate	2,022	(215)	(7)	1,800	1,802	195	—	1,997
SBA loan—non- real estate	199	(108)	44	135	278	(23)	(27)	228
Commercial and industrial	2,848	(746)	—	2,102	2,563	(277)	—	2,286
Home mortgage	2,891	3,022	—	5,913	2,185	(481)	—	1,704
Consumer	13	(5)	$1	9	19	(6)	$3	16
Total	$16,123	$1,541	$38	$17,702	$15,352	$(641)	$(24)	$14,687
Gross loans (2)				$1,484,718				$1,245,866
Average loans (2)				$1,406,075				$1,169,338
Net (recoveries) charge-offs to average gross loans				(0.01)%				0.00%
Allowance for loan losses to gross loans				1.19%				1.18%

(1)There was no provision for uncollectible accrued interest receivable for the three months ended June 30, 2022. Excludes reversal of uncollectible accrued interest receivable of $149 thousand for the three months ended June 30, 2021.
(2)Excludes loans held for sale.

The following table presents an allocation of the allowance for loan losses by portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$7,743	43.7%	$8,150	50.5%
SBA loans—real estate	1,800	10.2%	2,022	12.5%
SBA loan—non- real estate	135	0.8%	199	1.2%
Commercial and industrial	2,102	11.9%	2,848	17.7%
Home mortgage	5,913	33.4%	2,891	17.9%
Consumer	9	0.1%	13	0.1%
Total	$17,702	100.0%	$16,123	100.0%

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
Nonperforming loans were $2.2 million at June 30, 2022, compared to $3.2 million at December 31, 2021. As of June 30, 2022 and December 31, 2021, nonaccrual loans of $346 thousand and $166 thousand, respectively were the guaranteed portion of SBA loans that are in liquidation.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO as of June 30, 2022 and December 31, 2021.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans	$2,172	$3,000
Past due loans 90 days or more and still accruing	5	200
Accruing troubled debt restructured loans	—	—
Total nonperforming loans	2,177	3,200
Other real estate owned	—	—
Total nonperforming assets	$2,177	$3,200
Nonperforming loans to gross loans	0.15%	0.24%
Nonperforming assets to total assets	0.11%	0.19%
Allowance for loan losses to nonperforming loans	813%	504%

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

The following table show the composition of deposits by type as of the dates presented:

	June 30, 2022		December 31, 2021
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$820,311	47.1%	$774,754	50.5%
Interest-bearing:
Money market and others	519,389	29.8	380,226	24.8
Time deposits (more than $250,000)	237,634	13.6	207,288	13.5
Time deposits ($250,000 or less)	164,289	9.4	171,798	11.2
Total interest-bearing	921,312	52.9	759,312	49.5
Total deposits	$1,741,623	100.0%	$1,534,066	100.0%

The following tables set forth the maturity of time deposits as of June 30, 2022:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits (more than $250,000)	$118,765	$29,487	$87,744	$1,638	$237,634
Time deposits ($250,000 or less)	41,015	29,282	86,899	7,093	164,289
Total time deposits	$159,780	$58,769	$174,643	$8,731	$401,923

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of June 30, 2022, and December 31, 2021, we had maximum borrowing capacity from the FHLB of $482.0 million and $417.6 million, respectively. As of June 30, 2022 and December 31, 2021, we had no borrowings from FHLB.
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

Deposits are the primarily funding source for the Bank. Deposits provide a stable source of funding and reduce the Company's reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of dates presented:

($ in thousands)	June 30, 2022	December 31, 2021
Deposits	$1,741,623	$1,534,066
Deposits as a % of total liabilities	98.7%	98.2%
Loans, net	$1,467,016	$1,297,896
Loans-to-deposits ratio	84.2%	84.6%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of June 30, 2022 and December 31, 2021. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $164.7 million and $141.6 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $248.3 million and $240.6 million as of June 30, 2022 and December 31, 2021, respectively. We did not have any borrowings outstanding with the Federal Reserve as of June 30, 2022 or December 31, 2021 and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $398.9 million of additional borrowing availability with the FHLB as of June 30, 2022. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
The Company maintains liquidity in the form of cash and cash equivalents, and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company's liquid assets as of dates presented:

($ in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$132,697	$115,459
AFS debt securities	174,814	150,444
Total liquid assets	$307,511	$265,903

The following tables summarizes short- and long-term material cash requirements as of June 30, 2022, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity (1)	Total
Deposits (2)	$218,549	$181,790	$1,584	$—	$1,339,700	$1,741,623
Operating lease commitments	2,210	3,631	2,796	3,547	—	12,184
Commitments to fund investment for Low Income Housing Tax Credit	1,328	2,784	28	192	—	4,332
Total contractual obligations	$222,087	$188,205	$4,408	$3,739	$1,339,700	$1,758,139

(1)Includes deposits with no defined maturity, such as noninterest-bearing demand, savings and money market.
(2)Excludes accrued interest.
In addition to contractual obligations, other commitments of the Company impact liquidity. These include unused commitments to extend credit, standby letters of credit and commercial letters of credit. Since many of these commitments expire without being drawn upon, and each customer must continue to meet the conditions established in the contract, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company. The Company's liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities, Information about the Company's loan commitments, standby letters of credit and commercial letters of credit is provided in Note 9. Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.
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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2022 and December 31, 2021. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of June 30, 2022, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since June 30, 2022 that management believes would change this classification.

As of June 30, 2022	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$197,993	13.51%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	195,748	13.36%	$117,244	8.00%	$146,555	10.00%	$153,883	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	180,096	12.29%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	177,851	12.14%	87,933	6.00%	117,244	8.00%	124,572	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	180,096	12.29%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	177,851	12.14%	65,950	4.50%	95,261	6.50%	102,589	7.00%
Tier 1 leverage (to average assets)
Consolidated	180,096	9.48%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	177,851	9.36%	75,988	4.00%	94,985	5.00%	75,988	4.00%

(1)    The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

As of December 31, 2021	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$182,439	13.66%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	179,882	13.47%	$106,857	8.00%	$133,572	10.00%	$140,250	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	165,944	0.12%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	163,387	0.12%	80,143	6.00%	106,857	8.00%	113,536	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	165,944	0.12%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	163,387	12.23%	60,107	4.50%	86,822	6.50%	93,500	7.00%
Tier 1 leverage (to average assets)
Consolidated	165,944	9.58%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	163,387	9.44%	69,266	4.00%	86,582	5.00%	69,266	4.00%

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2022 and December 31, 2021 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
+400 basis points	7.77%	26.96%	(37.38)%	(8.18)%
+300 basis points	6.86%	21.44%	(23.37)%	0.62%
+200 basis points	5.46%	15.15%	(11.83)%	6.11%
+100 basis points	3.04%	8.07%	(3.67)%	6.92%
-100 basis points	(5.14)%	(2)%	(8.66)%	(23.05)%
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

OP Bancorp

Date: August 12, 2022	By:	/s/ MIN J. KIM
Min J. Kim President and Chief Executive Officer

Date: August 12, 2022	By:	/s/ CHRISTINE Y. OH
Christine Y. Oh Chief Financial Officer