Form 10-Q
period 2022-09-30
OP Bancorp
filed 2022-11-14
CIK 1722010

1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares outstanding of the Registrant’s Common Stock as of November 7, 2022 was 15,199,840.

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
•interest rate fluctuations, which could have an adverse effect on our profitability;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$107,281	$115,459
Available-for-sale debt securities, at fair value	186,438	150,444
Other investments	12,074	10,999
Loans held for sale	36,642	89,428
Loans receivable, net of allowance of $18,369 in 2022 and $16,123 in 2021	1,599,649	1,297,896
Premises and equipment, net	4,383	4,355
Accrued interest receivable, net of allowance of $0 in 2022 and $205 in 2021	5,856	4,579
Servicing assets	12,889	12,720
Company owned life insurance	21,464	11,134
Deferred tax assets, net	17,296	8,409
Operating right-of-use assets	8,265	8,905
Other assets	17,338	12,363
Total assets	$2,029,575	$1,726,691
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$794,631	$774,754
Interest bearing:
Money market and others	524,911	380,226
Time deposits greater than $250,000	277,785	207,288
Other time deposits	219,484	171,798
Total deposits	1,816,811	1,534,066
Federal Home Loan Bank advances	10,000	—
Accrued interest payable	1,099	558
Operating lease liabilities	9,485	10,307
Other liabilities	22,085	16,538
Total liabilities	1,859,480	1,561,469
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding in 2022 and 2021	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,199,840 and 15,137,808 shares issued and outstanding in 2022 and 2021, respectively	78,782	78,718
Additional paid-in capital	9,424	8,645
Retained earnings	99,487	79,056
Accumulated other comprehensive loss	(17,598)	(1,197)
Total shareholders’ equity	170,095	165,222
Total liabilities and shareholders' equity	$2,029,575	$1,726,691

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousand, except per share data)	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$21,780	$16,922	$58,145	$45,177
Interest on available-for-sale debt securities	881	269	2,114	723
Other interest income	573	164	1,067	436
Total interest income	23,234	17,355	61,326	46,336
Interest expense
Interest on deposits	2,890	766	4,613	2,406
Total interest expense	2,890	766	4,613	2,406
Net interest income	20,344	16,589	56,713	43,930
Provision for (reversal of) loan losses	662	(884)	1,999	(1,376)
Net interest income after provision for loan losses	19,682	17,473	54,714	45,306
NONINTEREST INCOME
Service charges on deposits	454	409	1,269	1,157
Loan servicing fees, net of amortization	610	599	1,711	1,432
Gain on sale of loans	3,490	2,188	10,601	5,280
Other income	267	346	815	859
Total noninterest income	4,821	3,542	14,396	8,728
NONINTEREST EXPENSE
Salaries and employee benefits	7,343	5,724	20,109	15,693
Occupancy and equipment	1,537	1,326	4,404	3,795
Data processing and communication	586	448	1,571	1,363
Professional fees	602	308	1,290	925
FDIC insurance and regulatory assessments	238	146	637	401
Promotion and advertising	177	175	531	528
Directors’ fees	170	183	537	427
Foundation donation and other contributions	875	842	2,542	1,989
Other expenses	810	367	1,882	1,153
Total noninterest expense	12,338	9,519	33,503	26,274
INCOME BEFORE INCOME TAX EXPENSE	12,165	11,496	35,607	27,760
Income tax expense	3,515	3,246	10,325	8,054
NET INCOME	$8,650	$8,250	$25,282	$19,706
EARNINGS PER SHARE - BASIC	$0.56	$0.54	$1.63	$1.29
EARNINGS PER SHARE - DILUTED	$0.55	$0.54	$1.62	$1.29

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
NET INCOME	$8,650	$8,250	$25,282	$19,706
Other comprehensive loss:
Change in unrealized loss on securities available for sale	(9,404)	(343)	(23,285)	(1,222)
Tax effect	2,780	102	6,884	361
Total other comprehensive loss	(6,624)	(241)	(16,401)	(861)
COMPREHENSIVE INCOME	$2,026	$8,009	$8,881	$18,845

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

($ in thousands, except shares)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance at July 1, 2021	15,133,407	$78,718	$8,324	$64,700	$220	$151,962
Net income	—	—	—	8,250	—	8,250
Other comprehensive loss	—	—	—	—	(241)	(241)
Stock issued under stock-based compensation plans	—	—	—	—	—	—
Stock-based compensation, net	—	—	167	—	—	167
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared ($0.10 per share)	—	—	—	(1,514)	—	(1,514)
Balance at September 30, 2021	15,133,407	78,718	8,491	71,436	(21)	$158,624

Balance at July 1, 2022	15,189,203	$78,718	$9,089	$92,659	$(10,974)	$169,492
Net income	—	—	—	8,650	—	8,650
Other comprehensive loss	—	—	—	—	(6,624)	(6,624)
Stock issued under stock-based compensation plans	10,637	64	—	—	—	64
Stock-based compensation, net	—	—	335	—	—	335
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared ($0.12 per share)	—	—	—	(1,822)	—	(1,822)
Balance at September 30, 2022	15,199,840	78,782	9,424	99,487	(17,598)	$170,095

Balance at January 1, 2021	15,016,700	$78,657	$8,521	$55,348	$840	$143,366
Net income	—	—	—	19,706	—	19,706
Other comprehensive loss	—	—	—	—	(861)	(861)
Stock issued under stock-based compensation plans	120,537	89	—	—	—	89
Stock-based compensation, net	—	—	(30)	—	—	(30)
Repurchase of common stock	(3,830)	(28)	—	—	—	(28)
Cash dividends declared ($0.24 per share)	—	—	—	(3,618)	—	(3,618)
Balance at September 30, 2021	15,133,407	$78,718	$8,491	$71,436	$(21)	$158,624

Balance at January 1, 2022	15,137,808	$78,718	$8,645	$79,056	$(1,197)	$165,222
Net income	—	—	—	25,282	—	25,282
Other comprehensive loss	—	—	—	—	(16,401)	(16,401)
Stock issued under stock-based compensation plans	62,032	64	(79)	—	—	(15)
Stock-based compensation, net	—	—	858	—	—	858
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared ($0.32 per share)	—	—	—	(4,851)	—	(4,851)
Balance at September 30, 2022	15,199,840	$78,782	$9,424	$99,487	$(17,598)	$170,095

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Cash flows from operating activities
Net income	$25,282	$19,706
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Provision for (reversal of) loan losses	1,999	(1,376)
Depreciation and amortization of premises and equipment	1,020	989
Amortization of net premiums on securities	546	707
Amortization of servicing assets	3,512	2,448
Accretion of loan discounts	(3,972)	(3,267)
Amortization of low income housing partnerships	584	405
Stock-based compensation	858	403
Deferred income taxes	(2,003)	356
Gain on sale of loans	(10,601)	(5,280)
Earnings on company owned life insurance	(330)	(191)
Net change in fair value of equity investment with readily determinable fair value	438	73
Origination of loans held for sale	(86,033)	(123,661)
Proceeds from sales of loans held for sale	161,287	59,545
Net change in:
Accrued interest receivable	(1,072)	631
Other assets	(11,068)	(3,668)
Accrued interest payable	541	(446)
Other liabilities	(229)	443
Net cash provided by operating activities	80,759	(52,183)
Cash flows from investing activities
Net change in loans receivable	(127,999)	(40,761)
Proceeds from matured, called, or paid-down securities available for sale	26,194	27,118
Purchase of company owned life insurance	(10,000)	—
Purchase of loans	(175,753)	(97,631)
Purchase of securities available for sale	(86,019)	(39,791)
Purchase of Federal Home Loan Bank stock	(1,477)	(963)
Purchase of premises and equipment, net	(1,048)	(644)
Investment in low income housing partnerships	(714)	(636)
Net cash used in investing activities	(376,816)	(153,308)
Cash flows from financing activities
Net change in deposits	282,745	296,316
Cash received from stock option exercises	64	89
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayment of Federal Home Loan Bank advances	—	(5,000)
Repurchase of common stock	—	(28)
Cash dividend paid on common stock	(4,851)	(3,618)
Payments related to tax-withholding for vested restricted stock awards	(79)	(433)
Net cash provided by financing activities	287,879	287,326
Net change in cash and cash equivalents	(8,178)	81,835
Cash and cash equivalents at beginning of period	115,459	106,310
Cash and cash equivalents at end of period	$107,281	$188,145
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$10,557	$7,253
Interest	$5,890	$2,852

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
Recent Accounting Pronouncements Not Yet Effective

In March 2022, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our consolidated financial statements.
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
.

The Company has established a committee to oversee the implementation of ASU 2016-13 and has engaged a third-party software vendor to assist the Company to develop a new expected credit loss model. The Company has completed development of its methodologies, data gathering and validation, and initial testing of its models. The Company has commenced its parallel run in the third quarter of 2022 and is currently engaged in implementation activities, including model development documentation and model validation by a third-party adviser. The Company will continue to analyze model results and address any gaps arising from internal reviews, model validation, and subsequent parallel run during the fourth quarter of 2022.

The Company expects to adopt ASU 2016-13 on January 1, 2023 without electing the fair value option on eligible financial instruments. ASU 2016-13 will be applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings, except for debt securities that an other-than-temporary impairment had been previously recognized will be applied using the prospective transition approach. While the Company continues to evaluate the effects of ASU 2016-13 on its Consolidated Financial Statements, the Company expects that this ASU may result in an increase in the allowance for loan losses. The ultimate effect of this ASU will depend on the size, composition and credit quality of the loan portfolio, and economic conditions at the time of adoption.
Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$49,249	$—	$(5,942)	$43,307
Residential collateralized mortgage obligations	162,173	1	(19,043)	143,131
Total AFS debt securities	$211,422	$1	$(24,985)	$186,438

	December 31, 2021
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,555	$178	$(321)	$37,412
Residential collateralized mortgage obligations	114,588	253	(1,809)	113,032
Total AFS debt securities	$152,143	$431	$(2,130)	$150,444

There were no sales of AFS debt securities during the three and nine months ended September 30, 2022 and 2021. The amortized cost and estimated fair value of AFS debt securities as of September 30, 2022, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$921	$862
After five years through ten years	2,940	2,735
After ten years	207,561	182,841
Total AFS debt securities	$211,422	$186,438

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$28,829	$(3,470)	$14,479	$(2,472)	$43,308	$(5,942)
Residential collateralized mortgage obligations	98,297	(10,031)	38,359	(9,012)	136,656	(19,043)
Total AFS debt securities	$127,126	$(13,501)	$52,838	$(11,484)	$179,964	$(24,985)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$31,120	$(321)	$—	$—	$31,120	$(321)
Residential collateralized mortgage obligations	93,607	(1,578)	7,212	(231)	100,819	(1,809)
Total AFS debt securities	$124,727	$(1,899)	$7,212	$(231)	$131,939	$(2,130)

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

The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-

likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, the Company does not consider these securities to be OTTI as of September 30, 2022.
As of September 30, 2022 or December 31, 2021, there were no pledged securities to secure public deposits, borrowing and letters of credit from Federal Home Loan Bank ("FHLB") and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.
The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
FHLB stock	$8,483	$7,006
PCBB stock	190	190
Mutual fund - CRA qualified	3,306	3,708
Time deposits placed in other banks	95	95
Total other investments	$12,074	$10,999

The Company has equity investment in a mutual fund with readily determinable fair value of $3.3 million and $3.7 million, as of September 30, 2022 and December 31, 2021, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $145 thousand and a $14 thousand unrealized loss for the three months ended September 30, 2022 and 2021, respectively, and a $438 thousand and a $73 thousand unrealized loss for the nine months ended September 30, 2022 and 2021, respectively. The unrealized gains (losses) of the mutual fund are included in Other income in the Consolidated Statements of Income.
Note 3. Loans and Allowance for Loan Losses

The following table presents the composition of the loan portfolio as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Commercial real estate	$830,125	$701,450
SBA loans—real estate	217,793	220,099
SBA loans—non-real estate (1)	14,776	55,759
Commercial and industrial ("C&I")	133,855	162,543
Home mortgage	419,469	173,303
Consumer	2,000	865
Gross loans receivable	1,618,018	1,314,019
Allowance for loan losses	(18,369)	(16,123)
Loans receivable, net (2)	$1,599,649	$1,297,896

(1)Includes SBA Paycheck Protection Program ("PPP") loans of $1.1 million and $40.6 million as of September 30, 2022 and December 31, 2021, respectively.
(2)Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $2.9 million and $7.0 million as of September 30, 2022 and December 31, 2021, respectively.
No loans were outstanding to related parties as of September 30, 2022 and December 31, 2021.

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Commercial Real Estate	SBA Loans— Real Estate	SBA Loans—Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Three Months Ended September 30, 2022
Beginning balance	$7,743	$1,800	$135	$2,102	$5,913	$9	$17,702
(Reversal of) provision for loan losses (1)	(895)	(261)	7	291	1,521	(1)	662
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	5	—	—	—	5
Ending balance	$6,848	$1,539	$147	$2,393	$7,434	$8	$18,369

Three Months Ended September 30, 2021
Beginning balance	$8,456	$1,997	$228	$2,286	$1,704	$16	$14,687
(Reversal of) provision for loan losses (1)	(241)	99	(35)	(332)	(46)	(2)	(557)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	3	—	—	1	4
Ending balance	$8,215	$2,096	$196	$1,954	$1,658	$15	$14,134

(1)There was no provision for uncollectible accrued interest receivable for the three months ended September 30, 2022. Excludes reversal of uncollectible accrued interest receivable of $327 thousand for the three months ended September 30, 2021.

($ in thousands)	Commercial Real Estate	SBA Loans— Real Estate	SBA Loans—Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Nine Months Ended September 30, 2022
Beginning balance	$8,150	$2,022	$199	$2,848	$2,891	$13	$16,123
(Reversal of) provision for loan losses (1)	(1,302)	(476)	(100)	(455)	4,543	(6)	2,204
Charge-offs	—	(14)	(18)	—	—	—	(32)
Recoveries	—	7	66	—	—	1	74
Ending balance	$6,848	$1,539	$147	$2,393	$7,434	$8	$18,369

Nine Months Ended September 30, 2021
Beginning balance	$8,505	$1,802	$278	$2,563	$2,185	$19	$15,352
(Reversal of) provision for loan losses (1)	(290)	294	(58)	(609)	(527)	(8)	(1,198)
Charge-offs	—	—	(27)	—	—	—	(27)
Recoveries	—	—	3	—	—	4	7
Ending balance	$8,215	$2,096	$196	$1,954	$1,658	$15	$14,134

(1)Excludes reversal of uncollectible accrued interest receivable of $205 thousand and $178 thousand for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents the allowance for loan losses and recorded investment (not including accrued interest receivable) by portfolio segment and impairment methodology as of September 30, 2022 and December 31, 2021:

($ in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
As of September 30, 2022
Allowance for loan losses (1):
Commercial real estate	$—	$6,848	$6,848
SBA loans—real estate	—	1,539	1,539
SBA loans—non-real estate	—	147	147
C&I	288	2,105	2,393
Home mortgage	—	7,434	7,434
Consumer	—	8	8
Total	$288	$18,081	$18,369
Loans (2):
Commercial real estate	$—	$830,125	$830,125
SBA loans—real estate	411	217,382	217,793
SBA loans—non-real estate	—	14,776	14,776
C&I	288	133,567	133,855
Home mortgage	—	419,469	419,469
Consumer	—	2,000	2,000
Total	$699	$1,617,319	$1,618,018
As of December 31, 2021
Allowance for loan losses (1):
Commercial real estate	$—	$8,150	$8,150
SBA loans—real estate	—	2,022	2,022
SBA loans—non-real estate	—	199	199
C&I	312	2,536	2,848
Home mortgage	—	2,891	2,891
Consumer	—	13	13
Total	$312	$15,811	$16,123
Loans (2):
Commercial real estate	$—	$701,450	$701,450
SBA loans—real estate	812	219,287	220,099
SBA loans—non-real estate	—	55,759	55,759
C&I	312	162,231	162,543
Home mortgage	—	173,303	173,303
Consumer	—	865	865
Total	$1,124	$1,312,895	$1,314,019

(1)There was no uncollectible accrued interest receivable as of September 30, 2022. Excludes allowance for uncollectible accrued interest receivable of $205 thousand as of December 31, 2021.
(2)Excludes accrued interest receivables of $5.2 million and $4.4 million as of September 30, 2022, and December 31, 2021, respectively.

The following table presents the recorded investment of individually impaired loans and the specific allowance for loan losses as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (1)				December 31, 2021 (1)
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
SBA loans—real estate	$411	$411	$—	$—	$812	$812	$—	$—
C&I	288	—	288	288	312	—	312	312
Total	$699	$411	$288	$288	$1,124	$812	$312	$312

(1)    The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans was not considered to be material.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment for the three and nine months ended September 30, 2022 and September 30, 2021. The difference between interest income recognized and cash basis interest recognized was immaterial.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
SBA loans—real estate	$411	$—	$540	$—	$405	$—	$450	$—
C&I	293	9	322	—	301	24	326	—
Total	$704	$9	$862	$—	$706	$24	$776	$—

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of September 30, 2022 and December 31, 2021:

($ in thousands)	Nonaccrual	90 or More Days Past Due & Still Accruing	Total
As of September 30, 2022
SBA loans—real estate	$411	$—	$411
SBA loans—non-real estate	568	—	568
C&I	288	—	288
Home mortgage	984	—	984
Total	$2,251	$—	$2,251
As of December 31, 2021
SBA loans—real estate	$812	$—	$812
SBA loans—non-real estate	837	200	1,037
C&I	313	—	313
Home mortgage	1,038	—	1,038
Total	$3,000	$200	$3,200

Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of September 30, 2022 and December 31, 2021:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total (1)
As of September 30, 2022
Commercial real estate	$—	$—	$—	$—	$830,125	$830,125
SBA—real estate	70	—	—	70	217,723	217,793
SBA—non-real estate	290	503	250	1,043	13,733	14,776
C&I	—	—	—	—	133,855	133,855
Home mortgage	1	342	844	1,187	418,282	419,469
Consumer	—	—	—	—	2,000	2,000
Total	$361	$845	$1,094	$2,300	$1,615,718	$1,618,018
As of December 31, 2021
Commercial real estate	$—	$—	$—	$—	$701,450	$701,450
SBA—real estate	—	—	419	419	219,680	220,099
SBA—non-real estate	76	336	881	1,293	54,466	55,759
C&I	—	—	—	—	162,543	162,543
Home mortgage	—	—	893	893	172,410	173,303
Consumer	—	—	—	—	865	865
Total	$76	$336	$2,193	$2,605	$1,311,414	$1,314,019

(1)Excludes accrued interest receivables of $5.2 million and $4.4 million as of September 30, 2022, and December 31, 2021, respectively.
Troubled Debt Restructurings: When, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to a borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”), the balance of which totaled $288 thousand and $313 thousand as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company has allocated $288 thousand and $313 thousand of specific reserves to the loan classified as TDRs, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.
Modifications made were primarily extensions of existing payment modifications on loans previously identified as TDRs. There were no new loans identified as TDRs during the three and nine months ended September 30, 2022 and 2021. There were no payment defaults during the nine months ended September 30, 2022 and 2021 of loans that had been modified as TDRs within the previous twelve months.
Loan Payment Deferrals: As of September 30, 2022, there was no loan under COVID-19 loan payment modification.
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
As of September 30, 2022, the Company had loans outstanding with a carrying value of $1.1 million, which were recorded in the SBA – non-real estate. Since the PPP’s inception through September 30, 2022, the Company has funded $154.5 million, and $153.4 million of principal forgiveness has been provided on qualifying PPP loans.
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

As of September 30, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total (1)
As of September 30, 2022
Commercial real estate	$830,125	$—	$—	$—	$830,125
SBA loans—real estate	216,618	—	1,175	—	217,793
SBA loans—non-real estate	14,134	—	471	171	14,776
C&I	133,113	—	742	—	133,855
Home mortgage	418,486	—	983	—	419,469
Consumer	2,000	—	—	—	2,000
Total	$1,614,476	$—	$3,371	$171	$1,618,018
As of December 31, 2021
Commercial real estate	$701,450	$—	$—	$—	$701,450
SBA loans—real estate	218,408	—	1,691	—	220,099
SBA loans—non-real estate	54,762	—	966	31	55,759
C&I	162,230	—	313	—	162,543
Home mortgage	172,265	—	1,038	—	173,303
Consumer	865	—	—	—	865
Total	$1,309,980	$—	$4,008	$31	$1,314,019

(1)Excludes accrued interest receivables of $5.2 million and $4.4 million as of September 30, 2022, and December 31, 2021, respectively.

Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Leasehold improvements	$7,824	$7,375
Furniture and fixtures	3,880	3,530
Equipment and others	3,204	2,955
Total premises and equipment	14,908	13,860
Accumulated depreciation	(10,525)	(9,505)
Total premises and equipment, net	$4,383	$4,355

Total depreciation expense included in occupancy and equipment expenses was $349 thousand and $332 thousand for the three months ended September 30, 2022 and 2021, respectively, and $1,020 thousand and $989 thousand for the nine months ended September 30, 2022 and 2021, respectively.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of September 30, 2022 and December 31, 2021.
The following table presents an analysis of the changes in activity for loan servicing assets during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Beginning balance	$12,341	$12,903	$12,720	$7,360
Additions from loans sold with servicing retained	1,532	533	3,681	1,380
Additions from purchase of servicing rights			—	6,097
Amortized to expense	(984)	(1,047)	(3,512)	(2,448)
Ending balance	$12,889	$12,389	$12,889	$12,389

The fair value of the servicing assets was $17.3 million as of September 30, 2022, which was determined using discount rates ranging from 4.83% to 10.3% and prepayment speeds ranging from 13.0% to 13.3%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $15.1 million as of September 30, 2021, which was determined using discount rates ranging from 3.8% to 10.0% and prepayment speeds ranging from 14.3% to 14.7% depending on the stratification of the specific assets.
Note 6. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of September 30, 2022 and December 31, 2021 were $277.8 million and $207.3 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of September 30, 2022:

($ in thousands)
Remainder of 2022	$127,992
2023	361,488
2024	6,110
2025	1,153
2026 and thereafter	526
Total	$497,269

Deposits from principal officers, directors, and their affiliates as of September 30, 2022 and December 31, 2021 were $1.4 million and $1.2 million, respectively.
Note 7. Borrowing Arrangements
As of September 30, 2022, the Company had $10.0 million borrowings from the FHLB of San Francisco compared to no borrowings as of December 31, 2021. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit as of both September 30, 2022 and December 31, 2021.

The Company had available borrowings from the following institutions as of September 30, 2022:

($ in thousands)
FHLB—San Francisco	$406,523
Federal Reserve Bank	179,942
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$686,465

The Company has pledged approximately $1.14 billion and $958.3 million of loans as collateral for these lines of credit as of September 30, 2022 and December 31, 2021, respectively.
Note 8. Income Tax
The Company’s income tax expense was $3.5 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively, and $10.3 million and $8.1 million for the nine months ended September 30, 2022 and 2021, respectively. The effective income tax rate was 28.9% and 28.2% for the three months ended September 30, 2022 and 2021, respectively and 29.0% and 29.0% for the nine months ended September 30, 2022 and 2021, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2018 and for state taxing authorities for tax years prior to 2017.

There were no significant unrealized tax benefits recorded as of September 30, 2022 and 2021, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Loan commitments	$186,291	$116,511
Standby letter of credit	6,467	4,477
Commercial letter of credit	980	1,028
Total undisbursed credit related commitments	$193,738	$122,016

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Investments in low-income housing partnerships	$12,326	$7,911
Unfunded commitments to fund investments for low-income housing partnerships	$9,111	$4,825

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2039.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $210 thousand and $151 thousand for the three months ended September 30, 2022 and 2021, respectively, and $584 thousand and $405 thousand for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $266 thousand and $190 thousand for the three months ended September 30, 2022 and 2021, respectively, and $738 thousand and $506 thousand for the nine months ended September 30, 2022 and 2021, respectively.
Note 10. Stock-Based Compensation
The Company has three stock-based compensation plans currently in effect as of September 30, 2022, as described further below. Total compensation cost that has been charged against earnings for these plans for the three months ended September 30, 2022 and 2021 was $335 thousand and $167 thousand, respectively, and $858 thousand and $403 thousand for the nine months ended September 30, 2022 and 2021, respectively.
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

A summary of the transactions under the 2005 Plan for the nine months ended September 30, 2022 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2022	52,000	$6.37	$333
Options granted	—	—
Options exercised	(12,000)	5.33
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2022	40,000	$6.24	$195
Fully vested and expected to vest	40,000	$6.24	$195
Vested	40,000	$6.24	$195

Information related to the 2005 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Intrinsic value of options exercised	$60	$—	$60	$174
Cash received from option exercises	$64	$—	$64	$64
Tax benefit realized from option exercised	$2	$—	$2	$20

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan as of September 30, 2022 was 0.97 years. The weighted average remaining contractual term of stock options that were exercisable as of September 30, 2022 was 0.97 years. All of the stock options that are outstanding under the 2005 Plan were fully vested as of September 30, 2022.
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

A summary of the stock options outstanding under the 2010 Plan for the nine months ended September 30, 2022 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2022	210,000	$8.00	$1,000
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2022	210,000	$8.00	$655
Fully vested and expected to vest	210,000	$8.00	$655
Vested	210,000	$8.00	$655

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Intrinsic value of options exercised	$—	$—	$—	$86
Cash received from option exercises	$—	$—	$—	$25
Tax benefit realized from option exercised	$—	$—	$—	$—

The weighted average remaining contractual term of stock options outstanding as of September 30, 2022 was 1.50 years. The weighted average remaining contractual term of stock options that were exercisable as of September 30, 2022 was 1.50 years.

A summary of the changes in the Company's non-vested restricted stock awards under the 2010 Plan for the nine months ended September 30, 2022 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2022	21,000	$7.95	$268
Awards granted	—	—
Awards vested	—	—
Awards forfeited	(6,500)	6.37
Non-vested, as of September 30, 2022	14,500	$8.66	$161

Information related to vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Tax (provision) benefit realized from awards vested	$—	$—	$—	$(85)

As of September 30, 2022, the Company had approximately $27 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.70 years.
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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of September 30, 2022.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the nine months ended September 30, 2022 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2022	176,641	$9.90	$2,254
Awards granted	217,553	12.59
Awards vested	(58,798)	9.90
Awards forfeited	(15,030)	12.30
Non-vested, as of September 30, 2022	320,366	$11.62	$3,562

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Tax benefit realized from awards vested	$—	$—	$12	$—

There were 1,128,087 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of September 30, 2022. The Company had approximately $3.1 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of September 30, 2022. The Company expects to recognize these costs over a weighted average period of 2.78 years.
Note 11. Employee Benefit Plan
The Company sponsors a defined contribution plan, 401(k) profit sharing plan (the “401(k) Plan”), designed to provide retirement benefits financed by participant contributions, as well as contributions from the Company. Employees are eligible to participate in the 401(k) Plan as of the first day of the first calendar month after the date they have completed three months of service with the Company and have attained the age of 18. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $216 thousand and $188 thousand for the three months ended September 30, 2022 and 2021, respectively and $642 thousand and $557 thousand for the nine months ended September 30, 2022 and 2021.
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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$43,307	$—	$43,307	$—
Residential collateralized mortgage obligations	$143,131	$—	$143,131	—
Other investments:
Mutual fund - CRA qualified	$3,306	$3,306	$—	$—

December 31, 2021
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,412	$—	$37,412	$—
Residential collateralized mortgage obligations	$113,032	$—	$113,032	$—
Other investments:
Mutual fund - CRA qualified	$3,708	$3,708	$—	$—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the three and nine months ended September 30, 2022 or 2021.

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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2022 and December 31, 2021:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Impaired loans	$410	$—	$—	$410

December 31, 2021
Impaired loans	$814	$—	$—	$814

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Impaired loans	$5	$(106)	$15	$(99)

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of September 30, 2022 and December 31, 2021:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
September 30, 2022
Impaired loans:
SBA loans—real estate	$410	Income approach - income capitalization	Capitalization rate	12.0%	12.0%

December 31, 2021
Impaired loans:
SBA loans—real estate	$419	Market approach	Market data comparison	2% to 17%	8.7%
SBA loans—real estate	$395	Income approach - income capitalization	Capitalization rate	12.0%	12.0%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2022 and December 31, 2021.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	September 30, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$107,281	$107,281	$—	$—	$107,281
Loans held for sale	36,642	—	39,801	—	39,801
Loans receivable, net	1,599,649	—	—	1,533,583	1,533,583
Accrued interest receivable, net	5,856	75	578	5,203	5,856
Other investments:
FHLB and PCBB stock	8,673	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,889	—	—	17,263	17,263
Financial Liabilities:
Deposit	1,816,811	—	1,806,368	—	1,806,368
FHLB Advances	10,000	—	10,000	—	10,000
Accrued interest payable	1,099	—	1,099	—	1,099

	December 31, 2021
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents	$115,459	$115,459	$—	$—	$115,459
Loans held for sale	89,428	—	99,301	—	99,301
Loans receivable, net	1,297,896	—	—	1,291,926	1,291,926
Accrued interest receivable, net	4,579	—	348	4,231	4,579
Other investments:
FHLB and PCBB stock	7,196	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,720	—	—	15,505	15,505
Financial Liabilities:
Deposit	1,534,066	—	1,534,066	—	1,534,066
Accrued interest payable	558	—	558	—	558

Note 13. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of September 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	September 30, 2022
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$205,902	13.10%	N/A	N/A	N/A	N/A
Bank	203,851	12.97%	$125,716	8.00%	$157,145	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	187,343	11.92%	N/A	N/A	N/A	N/A
Bank	185,293	11.79%	94,287	6.00%	125,716	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	187,343	11.92%	N/A	N/A	N/A	N/A
Bank	185,293	11.79%	70,715	4.50%	102,144	6.50%
Tier 1 capital (to average assets)
Consolidated	187,343	9.52%	N/A	N/A	N/A	N/A
Bank	185,293	9.41%	78,726	4.00%	98,408	5.00%

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2021
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$182,439	13.66%	N/A	N/A	N/A	N/A
Bank	179,882	13.47%	$106,857	8.00%	$133,572	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	165,944	12.42%	N/A	N/A	N/A	N/A
Bank	163,387	12.23%	80,143	6.00%	106,857	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	165,944	12.42%	N/A	N/A	N/A	N/A
Bank	163,387	12.23%	60,107	4.50%	86,822	6.50%
Tier 1 capital (to average assets)
Consolidated	165,944	9.58%	N/A	N/A	N/A	N/A
Bank	163,387	9.44%	69,266	4.00%	86,582	5.00%

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2022	2021	2022	2021
Basic
Net income	$8,650	$8,250	$25,282	$19,706
Undistributed earnings allocated to participating securities	(188)	(109)	(532)	(216)
Net income allocated to common shares	8,462	8,141	24,750	19,490
Weighted average common shares outstanding	15,195,826	15,133,407	15,158,749	15,071,327
Basic earnings per common share	$0.56	$0.54	$1.63	$1.29
Diluted
Net income allocated to common shares	$8,462	$8,141	$24,750	$19,490
Weighted average common shares outstanding for basic earnings per common share	15,195,826	15,133,407	15,158,749	15,071,327
Add: Dilutive effects of assumed exercises of stock options	79,330	67,206	87,596	62,246
Average shares and dilutive potential common shares	15,275,156	15,200,613	15,246,345	15,133,573
Diluted earnings per common share	$0.55	$0.54	$1.62	$1.29

No share of common stock was antidilutive for the three and nine months ended September 30, 2022 and 2021.
Note 15. Subsequent Events
The Company has evaluated subsequent events through the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of September 30, 2022.
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
Our results of operations depend primarily on our net interest income. We drive our income from interest received on our loan portfolio and the fee income we receive in connection with our deposits, and the sale and service of SBA loans. Our major operating expenses are the interest we pay on deposits, the salaries and related benefits we pay our management
29

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
The following significant items are of note as of or for the three and nine months ended September 30, 2022 compared to as of or the same periods ended September 30, 2021:
As of September 30, 2022 compared to as of September 30, 2021
•Total assets were $2.03 billion, an increase of $349.7 million, or 20.8%, from $1.68 billion.
•Gross loans were $1.62 billion, an increase of $386.2 million, or 31.4%, from $1.23 billion.
•Total deposits were $1.82 billion, an increase of $320.4 million, or 21.4%, from $1.50 billion.
•Shareholders’ equity was $170.1 million, an increase of $11.5 million, of 7.2%, from $158.6 million.
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
•Net income was $8.7 million or $0.55 per diluted common share, an increase of $0.4 million, or 4.8%, from $8.3 million or $0.54 per diluted common share.
•Net interest income increased to $20.3 million, an increase of $3.8 million, or 22.6%, from $16.6 million.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
•Net income was $25.3 million or $1.62 per diluted common share, an increase of $5.6 million, or 28.3%, from $19.7 million or $1.29 per diluted common share.
•Net interest income increased to $56.7 million, an increase of $12.8 million, or 29.1%, from $43.9 million.

SELECTED FINANCIAL DATA

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except share and per share data)	2022	2021	2022	2021
Income Statement Data:
Interest income	$23,234	$17,355	$61,326	$46,336
Interest expense	2,890	766	4,613	2,406
Net interest income	20,344	16,589	56,713	43,930
Provision for (reversal of) loan losses	662	(884)	1,999	(1,376)
Noninterest income	4,821	3,542	14,396	8,728
Noninterest expense	12,338	9,519	33,503	26,274
Income before income taxes	12,165	11,496	35,607	27,760
Income tax expense	3,515	3,246	10,325	8,054
Net income	8,650	8,250	25,282	19,706
Per Share Data:
Basic income per share	0.56	0.54	1.63	1.29
Diluted income per share	0.55	0.54	1.62	1.29
Book value per share	11.19	10.48	11.19	10.48
Shares of common stock outstanding	15,199,840	15,133,407	15,199,840	15,133,407

Performance Ratios:
Return on average assets (1)	1.77%	2.03%	1.80%	1.73%
Return on average equity (1)	19.91%	21.30%	19.91%	17.55%
Yield on total loans (1)	5.36%	5.13%	5.05%	4.87%
Yield on average earning assets (1)	4.92%	4.40%	4.56%	4.23%
Cost of average interest bearing liabilities (1)	1.21%	0.40%	0.71%	0.44%
Cost of deposits (1)	0.65%	0.21%	0.37%	0.24%
Net interest margin (1)	4.31%	4.21%	4.22%	4.01%
Efficiency ratio (2)	49.03%	47.29%	47.11%	49.90%
			46.07%	51.51%
(1)    Annualized
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

	As of
($ in thousands)	September 30, 2022	December 31, 2021
Balance Sheet Data:
Gross loans receivable	$1,618,018	$1,314,019
Loans held for sale	36,642	89,428
Allowance for loan losses	18,369	16,123
Total assets	2,029,575	1,726,691
Deposits	1,816,811	1,534,066
Shareholders’ equity	170,095	165,222
Asset Quality Data:
Net charge-offs to average gross loans receivable (1)	0.00%	0.02%
Nonperforming loans to gross loans receivable	0.14%	0.24%
Allowance for loan losses to nonperforming loans	816.04%	503.84%
Allowance for loan losses to gross loans receivable	1.14%	1.23%
Balance Sheet and Capital Ratios:
Gross loans receivable to deposits	89.06%	85.66%
Noninterest-bearing deposits to deposits	43.74%	50.50%
Average equity to average total assets	8.88%	9.71%
Leverage ratio	9.52%	9.58%
Common equity tier 1 ratio	11.92%	12.42%
Tier 1 risk-based capital ratio	11.92%	12.42%
Total risk-based capital ratio	13.10%	13.66%

(1)    Annualized
Loan Payment Deferrals Related to the COVID-19 Pandemic

In early 2020, we began providing payment deferrals of up to 12 months for our commercial and consumer borrowers who had been adversely impacted by the COVID-19 pandemic and had not been delinquent over 30 days on payments at the time of the borrowers’ deferral requests. For the loans modified under this program, in accordance with the provisions of Section 4013 of the CARES Act and the interagency statement issued by bank regulatory agencies, we elected to not apply troubled debt structuring classification to borrowers who were current as of December 31, 2019. As of September 30, 2022, we had no loan in deferment status, compared to total outstanding balance of remaining in deferment status balance of $5.0 million, or 0.4% of the total portfolio, as of December 31, 2021.

Paycheck Protection Program

Beginning in April 2020, we accepted applications under the PPP administered by the SBA under the CARES Act, as amended by the Economic Aid Act enacted on December 27, 2020 and have originated loans to qualified small businesses. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. To the extent not forgiven, loans are subject to terms of the program. Since the PPP’s inception through September 30, 2022, we have funded $154.5 million, and $153.4 million of principal forgiveness has been provided on qualifying PPP loans. As of September 30, 2022, there were unamortized net deferred fees and unaccreted discounts of $28 thousand to be recognized over the estimated life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period.
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
RESULTS OF OPERATIONS
Net Income

We reported net income for the three months ended September 30, 2022 of $8.7 million, compared to net income of $8.3 million for the same period of 2021. The increase was primarily due to a $5.9 million increase in interest income, partially offset by a $2.8 million increase in noninterest expense and a $1.5 million increase in provision for loan losses.

	Three Months Ended September 30,
($ in thousands)	2022	2021	Change
Interest income	$23,234	$17,355	$5,879
Interest expense	2,890	766	2,124
Net interest income	20,344	16,589	3,755
Provision for (reversal of) loan losses	662	(884)	1,546
Noninterest income	4,821	3,542	1,279
Noninterest expense	12,338	9,519	2,819
Income before taxes	12,165	11,496	669
Income tax expense	3,515	3,246	269
Net income	$8,650	$8,250	$400

We reported net income for the nine months ended September 30, 2022 of $25.3 million, compared to net income of $19.7 million for the same period of 2021. The increase was primarily due to a $15.0 million increase in interest income, partially offset by a $7.2 million increase in noninterest expense and a $3.4 million increase in provision for loan losses.

	Nine Months Ended September 30,
($ in thousands)	2022	2021	Change
Interest income	$61,326	$46,336	$14,990
Interest expense	4,613	2,406	2,207
Net interest income	56,713	43,930	12,783
Provision for (reversal of) loan losses	1,999	(1,376)	3,375
Noninterest income	14,396	8,728	5,668
Noninterest expense	33,503	26,274	7,229
Income before taxes	35,607	27,760	7,847
Income tax expense	10,325	8,054	2,271
Net income	$25,282	$19,706	$5,576

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

	Three Months Ended September 30,
	2022			2021
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate (1)	Average Balance	Interest and Fees	Yield / Rate (1)
Interest-earning assets:
Interest-bearing deposits in other banks	$75,599	$427	2.21%	$137,662	$47	0.13%
Federal funds sold and other investments (2)	12,221	146	4.78	11,041	117	4.25
Available-for-sale debt securities	172,696	881	2.04	109,009	269	0.99
Total investments	260,516	1,454	2.23	257,712	433	0.67
Real estate loans	810,158	10,144	4.97	678,642	7,680	4.49
SBA loans	286,903	5,850	8.09	403,279	6,835	6.72
Commercial and industrial loans	140,098	1,952	5.53	107,614	1,074	3.96
Home mortgage loans	375,804	3,820	4.07	117,825	1,317	4.47
Consumer & other loans	1,037	14	4.88	978	16	6.49
Loans (3)	1,614,000	21,780	5.36	1,308,338	16,922	5.13
Total interest-earning assets	1,874,516	23,234	4.92	1,566,050	17,355	4.40
Noninterest-earning assets	83,398			56,807
Total assets	$1,957,914			$1,622,857

Interest-bearing liabilities:
Money market deposits and others	$502,166	$1,506	1.19%	$368,507	$299	0.32%
Time deposits	445,271	1,383	1.23	383,503	467	0.48
Total interest-bearing deposits	947,437	2,889	1.21	752,010	766	0.40
Borrowings	130	1	—	—	—	0.00
Total interest-bearing liabilities	947,567	2,890	1.21	752,010	766	0.40
Noninterest-bearing liabilities:
Noninterest-bearing deposits	806,289			696,761
Other noninterest-bearing liabilities	30,258			19,169
Total noninterest-bearing liabilities	836,547			715,930
Shareholders’ equity	173,800			154,917
Total liabilities and shareholders’ equity	$1,957,914			$1,622,857
Net interest income / interest rate spreads		$20,344	3.71%		$16,589	4.00%
Net interest margin			4.31%			4.21%

Cost of deposits			0.65%			0.21%
Cost of funds			0.65%			0.21%

(1)Annualized
(2)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank (“PCBB”) stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(3)    Average loan balances include non-accrual loans and loans held for sale.

	Nine Months Ended September 30,
	2022			2021
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate (1)	Average Balance	Interest and Fees	Yield / Rate (1)
Interest-earning assets:
Interest-bearing deposits in other banks	$80,659	$665	1.09%	$111,799	$97	0.11%
Federal funds sold and other investments (2)	11,720	402	4.59	10,668	339	4.22
Available-for-sale debt securities	165,094	2,114	1.71	103,699	723	0.93
Total investments	257,473	3,181	1.65	226,166	1,159	0.68
Real estate loans	757,950	26,689	4.71	667,547	22,870	4.58
SBA loans	332,659	17,392	6.99	339,968	14,931	5.87
Commercial and industrial loans	152,189	5,300	4.66	108,402	3,129	3.86
Home mortgage loans	296,331	8,731	3.93	122,008	4,200	4.59
Consumer & other loans	866	33	5.04	1,115	47	5.61
Loans (3)	1,539,995	58,145	5.05	1,239,040	45,177	4.87
Total interest-earning assets	1,797,468	61,326	4.56	1,465,206	46,336	4.23
Noninterest-earning assets	73,410			52,573
Total assets	$1,870,878			$1,517,779

Interest-bearing liabilities:
Money market deposits and others	$461,821	$2,260	0.65%	$357,525	$851	0.32%
Time deposits	403,242	2,352	0.78	370,715	1,555	0.56
Total interest-bearing deposits	865,063	4,612	0.71	728,240	2,406	0.44
Borrowings	44	1	3.00	2,657	—	—
Total interest-bearing liabilities	865,107	4,613	0.71	730,897	2,406	0.44
Noninterest-bearing liabilities:
Noninterest-bearing deposits	811,263			619,437
Other noninterest-bearing liabilities	25,213			17,726
Total noninterest-bearing liabilities	836,476			637,163
Shareholders’ equity	169,295			149,719
Total liabilities and shareholders’ equity	$1,870,878			$1,517,779

Net interest income / interest rate spreads		$56,713	3.85%		$43,930	3.79%
Net interest margin			4.22%			4.01%

Cost of deposits			0.37%			0.24%
Cost of funds			0.37%			0.24%

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

	Three Months Ended September 30,
	2022 vs 2021
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(185)	$565	$380
Federal funds sold and other investments	21	8	29
Available-for-sale debt securities	242	370	612
Total investments	78	943	1,021
Real estate loans	1,567	897	2,464
SBA loans	(4,112)	3,127	(985)
Commercial and industrial loans	173	705	878
Home mortgage loans	1,273	1,230	2,503
Consumer & other loans	2	(4)	(2)
Total loans	(1,097)	5,955	4,858
Total interest-earning assets	(1,019)	6,898	5,879
Interest-bearing liabilities:
Money market deposits and others	348	859	1,207
Time deposits	125	791	916
Total interest-bearing deposits	473	1,650	2,123
Borrowings	1	—	1
Total interest-bearing liabilities	474	1,650	2,124
Net interest income	$(1,493)	$5,248	$3,755

	Nine Months Ended September 30,
	2022 vs 2021
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(142)	$710	$568
Federal funds sold and other investments	53	10	63
Available-for-sale debt securities	610	781	1,391
Total investments	521	1,501	2,022
Real estate loans	3,141	678	3,819
SBA loans	(1,077)	3,538	2,461
Commercial and industrial loans	864	1,307	2,171
Home mortgage loans	2,293	2,238	4,531
Consumer & other loans	(10)	(4)	(14)
Total loans	5,211	7,757	12,968
Total interest-earning assets	5,732	9,258	14,990
Interest-bearing liabilities:
Money market deposits and others	452	957	1,409
Time deposits	173	624	797
Total interest-bearing deposits	625	1,581	2,206
Borrowings	1	—	1
Total interest-bearing liabilities	626	1,581	2,207
Net interest income	$5,106	$7,677	$12,783

Comparison for the Three Months ended September 30, 2022 and 2021

Net interest income increased $3.8 million, or 22.6%, to $20.3 million for the three months ended September 30, 2022 from $16.6 million for the same period of 2021, primarily due to higher interest income on loans. A $4.9 million increase in interest income on loans for the three months ended September 30, 2022, compared with the same period of 2021, was primarily due to higher average loan balance from loan growth in home loans, real estate loans, and C&I loans.

Average yield on interesting-bearing deposits in other banks was 2.21% for the three months ended September 30, 2022, a 208 basis point increase from 0.13% for the same period of 2021, primarily due to the Federal Reserve’s rate increases. Average yield on available-for-sale debt securities was 2.04% for the three months ended September 30, 2022, a 105 basis point increase from 0.99% for the same period of 2021, primarily due to purchases of securities that earn higher yields than existing investment portfolio.

Average loan yield was 5.36% for the three months ended September 30, 2022, a 23 basis point increase from 5.13% for the same period of 2021. The increase was primarily due to a 70 basis point increase in contractual loan yield as a result of market rate increases by the Federal Reserve, partially offset by a 15 basis point decrease from lower SBA discount accretion income as a result of lower SBA loan payoffs and a 35 basis point decrease in amortization of net deferred fees as a result of lower payoffs on SBA PPP loans.

Average cost of interest-bearing deposits was 1.21% for the three months ended September 30, 2022, an 81 basis point increase from 0.40% for the same period of 2021, primarily due to the Federal Reserve’s rate increases. Average cost of deposits was 0.65% for the three months ended September 30, 2022, a 44 basis point increase from 0.21% for the same period of 2021, primarily due to the Federal Reserve’s rate increases, partially offset by higher average balance of noninterest-bearing deposits.

Net interest margin was 4.31% for the three months ended September 30, 2022, an increase of 10 basis points from 4.21% for the same period of 2021, primarily due to a 52 basis point increase in average yield on interest-earning assets.

Comparison for the Nine Months ended September 30, 2022 and 2021
Net interest income increased $12.8 million, or 29.1%, to $56.7 million for the nine months ended September 30, 2022 from $43.9 million for the same period of 2021, primarily due to higher interest income on loans. A $13.0 million increase in interest income on loans for the nine months ended September 30, 2022, compared with the same period of 2021, was primarily due to higher average loan balance from loan growth in home loans, real estate loans and C&I loans.

Average yield on interesting-bearing deposits in other banks was 1.09% for the nine months ended September 30, 2022, a 98 basis point increase from 0.11% for the same period of 2021, primarily due to the Federal Reserve’s rate increases. Average yield on available-for-sale debt securities was 1.71% for the nine months ended September 30, 2022, a 78 basis point increase from 0.93% for the same period of 2021, primarily due to purchases of securities that earn higher yields than existing investment portfolio.

Average loan yield was 5.05% for the nine months ended September 30, 2022, a 18 basis point increase from 4.87% for the same period of 2021. The increase was primarily due to a 33 basis point increase in contractual loan yield as a result of market rate increases by the Federal Reserve.

Average cost of interest-bearing deposits was 0.71% for the nine months ended September 30, 2022, a 27 basis point increase from 0.44% for the same period of 2021. Average cost of deposits was 0.37% for the nine months ended September 30, 2022, a 13 basis point increase from 0.24% for the same period of 2021, primarily due to higher average balance of noninterest-bearing deposits.

Net interest spread was 3.85% for the nine months ended September 30, 2022, a 6 basis point increase from 3.79% for the same period of 2021. Net interest margin was 4.22% for the nine months ended September 30, 2022, a 21 basis point increase from 4.01% for the same period of 2021, primarily due to a 33 basis point increase in average yield on interest-earning assets.
Provision for Loan Losses
Management evaluated the qualitative and quantitative factors on all loan types to reflect the COVID-19 pandemic’s prolonged potential adverse impacts on national, state, and local economic and business conditions. The provision for loan losses was $662 thousand for the three months ended September 30, 2022, an increase of $1.5 million compared to a $884 thousand reversal of loan losses for the same period of 2021. The provision for loan losses was $2.0 million for the nine months ended September 30, 2022, an increase of $3.4 million compared to a $1.4 million reversal of loan losses for the same period of 2021. The increases was primarily due to quantitative reserves from loan growth in real estate and home mortgage loans.
The allowance for loan losses as a percentage of gross loans was 1.14% as of September 30, 2022 and 1.23% as of December 31, 2021.
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

Comparison for the Three Months ended September 30, 2022 and 2021
The following table sets forth the various components of our noninterest income for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit	$454	$409	$45	11.0%
Loan servicing fees, net of amortization	610	599	11	1.8
Gain on sale of loans	3,490	2,188	1,302	59.5
Other income	267	346	(79)	(22.8)
Total noninterest income	$4,821	$3,542	$1,279	36.1%

Noninterest income for the three months ended September 30, 2022 was $4.8 million, an increase of $1.3 million, or 36.1%, compared to $3.5 million for the same period of 2021, primarily due to a $1.3 million increase in gain on sale of loans.
Gain on sale of loans was $3.5 million for the three months ended September 30, 2022, compared to $2.2 million for the same period of 2021, an increase of $1.3 million or 59.5%. The increase was primarily due to higher sales volume partially offset by lower average premium on loan sales. We sold $59.3 million of SBA loans with an average premium of 6.67% for the three months ended September 30, 2022, compared to a sale of $20.6 million of SBA loans with an average premium of 11.59% in the same period of 2021.
Comparison for the Nine Months ended September 30, 2022 and 2021
The following table sets forth the various components of our noninterest income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit	$1,269	$1,157	$112	9.7%
Loan servicing fees, net of amortization	1,711	1,432	279	19.5
Gain on sale of loans	10,601	5,280	5,321	100.8
Other income	815	859	(44)	(5.1)
Total noninterest income	$14,396	$8,728	$5,668	64.9%

Noninterest income for the nine months ended September 30, 2022 was $14.4 million, an increase of $5.7 million, or 64.9%, compared to $8.7 million for the same period of 2021, primarily due to a $5.3 million increase in gain on sale of loans.
Gain on sale of loans was $10.6 million for the nine months ended September 30, 2022, compared to $5.3 million for the same period of 2021, an increase of $5.3 million or 100.8%. The increase was primarily due to higher sales volume partially offset by lower average premium on loan sales. We sold $149.7 million of SBA loans with an average premium of 7.73% for the nine months ended September 30, 2022, compared to a sale of $53.6 million of SBA loans with an average premium of 11.12% in the same period of 2021.
Loan servicing fees, net of amortization, were $1.7 million, for the nine months ended September 30, 2022, compared to $1.4 million for the same period of 2021. The increase was primarily due to an increase in loan servicing portfolio and lower amortization of loan servicing fees as a result of lower SBA loan payoffs. Our total SBA loan servicing portfolio was $701.6 million as of September 30, 2022, compared to $646.6 million as of the same period of 2021.

Noninterest Expense
Comparison for the Three Months ended September 30, 2022 and 2021
The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,343	$5,724	$1,619	28.3%
Occupancy and equipment	1,537	1,326	211	15.9
Data processing and communication	586	448	138	30.8
Professional fees	602	308	294	95.5
FDIC insurance and regulatory assessments	238	146	92	63.0
Promotion and advertising	177	175	2	1.1
Directors' fees	170	183	(13)	(7.1)
Foundation donation and other contributions	875	842	33	3.9
Other expenses	810	367	443	120.7
Total noninterest expense	$12,338	$9,519	$2,819	29.6%

Noninterest expense for the three months ended September 30, 2022 was $12.3 million, compared with $9.5 million for the same period of 2021, an increase of $2.8 million, or 29.6%. The increase was primarily attributable to higher salaries and employee benefits, and other expenses.

Salaries and employee benefits expense for the three months ended September 30, 2022 was $7.3 million, compared to $5.7 million for the same period of 2021, an increase of $1.6 million, or 28.3%. The increase was primarily due to an increase in salaries and employee incentive accruals as a result of 30 additional employees to support continued growth of the Company.
Occupancy and equipment expense for the three months ended September 30, 2022 was $1.5 million, compared to $1.3 million for the same period of 2021, an increase of $211 thousand, or 15.9%. The increase was primarily due to a new branch opened in the first quarter of 2022.
Professional fees for the three months ended September 30, 2022 were $602 thousand, compared to $308 thousand for the same period of 2021, an increase of $294 thousand, or 95.5%. The increase was primarily due to increases in other consulting fees.
Other expenses for the three months ended September 30, 2022 were $810 thousand, compared to $367 thousand for the same period of 2021, an increase of $443 thousand, or 120.7%. The increases were primarily due to an increase in business development expense.

Comparison for the Nine Months ended September 30, 2022 and 2021
The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$20,109	$15,693	$4,416	28.1%
Occupancy and equipment	4,404	3,795	609	16.0
Data processing and communication	1,571	1,363	208	15.3
Professional fees	1,290	925	365	39.5
FDIC insurance and regulatory assessments	637	401	236	58.9
Promotion and advertising	531	528	3	0.6
Directors' fees	537	427	110	25.8
Foundation donation and other contributions	2,542	1,989	553	27.8
Other expenses	1,882	1,153	729	63.2
Total noninterest expense	$33,503	$26,274	$7,229	27.5%

Noninterest expense for the nine months ended September 30, 2022 was $33.5 million, compared with $26.3 million for the same period of 2021, an increase of $7.2 million, or 27.5%. The increase was primarily attributable to higher salaries and employee benefits, occupancy and equipment, foundation donation and other contributions, and other expenses.
Salaries and employee benefits expense for the nine months ended September 30, 2022 was $20.1 million, compared to $15.7 million for the same period of 2021, an increase of $4.4 million, or 28.1%. The increase was primarily due to increased salaries as a result of additional employees to support continued growth of the Company.
Occupancy and equipment expense for the nine months ended September 30, 2022 was $4.4 million, compared to $3.8 million for the same period of 2021, an increase of $609 thousand, or 16.0%. The increase was primarily due to a new branch opened in the first quarter of 2022 and increased equipment expense to support our continued growth.
Foundation donation and other contributions for the nine months ended September 30, 2022 were $2.5 million, compared to $2.0 million for the same period of 2021, an increase of $553 thousand, or 27.8%. The increase was primarily due to higher donation accruals for Open Stewardship Foundation as a result of higher net income.
Other expenses for the nine months ended September 30, 2022 were $1.9 million, compared to $1.2 million for the same period of 2021, an increase of $729 thousand, or 63.2%. The increase were primarily due to an increase in business development expense.
Income Tax Expense
Income tax expense was $3.5 million for the three months ended September 30, 2022, compared to $3.2 million for the same period of 2021. The increase was primarily due to higher tax provision as a result of higher net income. Effective tax rates were 28.9% and 28.2% for the three months ended September 30, 2022 and 2021, respectively.
Income tax expense was $10.3 million for the nine months ended September 30, 2022, compared to $8.1 million for the same period of 2021. Effective tax rates were 29.0% for each of the three months ended September 30, 2022 and 2021.

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
All securities in our investment portfolio were classified as available-for-sale as of September 30, 2022. There were no held-to-maturity or trading securities in our investment portfolio as of September 30, 2022. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities.
Securities available-for-sale increased $36.0 million, or 23.9%, to $186.4 million at September 30, 2022 from $150.4 million at December 31, 2021, primarily due to purchases of $86.0 million, partially offset by principal paydowns of $26.2 million and unrealized loss increases of $23.3 million for the nine months ended September 30, 2022. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of September 30, 2022 and December 31, 2021.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	September 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$49,249	$43,307	$(5,942)	$37,555	$37,412	$(143)
Residential collateralized mortgage obligations	162,173	143,131	(19,042)	114,588	113,032	(1,556)
Total available-for-sale debt securities	$211,422	$186,438	$(24,984)	$152,143	$150,444	$(1,699)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2022, we evaluated the securities which had an unrealized loss for other than temporary impairment (“OTTI”) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$921	2.17%	$1,886	2.07%	$46,442	1.91%
Residential collateralized mortgage obligations	—	—	—	—	1,054	2.04	161,119	2.43
Total available-for-sale debt securities	$—	—%	$921	2.17%	$2,940	2.06%	$207,561	2.31%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	September 30, 2022		December 31, 2021
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$830,125	51.3%	$701,450	53.3%
SBA loan - real estate	217,793	13.5	220,099	16.8
SBA loan - non-real estate	14,776	0.9	55,759	4.2
Commercial and industrial	133,855	8.3	162,543	12.4
Home mortgage	419,469	25.9	173,303	13.2
Consumer	2,000	0.1	865	0.1
Gross loans receivable	1,618,018	100.0%	1,314,019	100.0%
Allowance for loan losses	(18,369)		(16,123)
Loans receivable, net (1)	$1,599,649		$1,297,896

(1)     Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $2.9 million and $7.0 million as of September 30, 2022 and December 31, 2021, respectively.
Gross loans increased $304.0 million, or 23.1%, to $1.62 billion as of September 30, 2022, compared to $1.31 billion as of December 31, 2021. The increase was primarily attributable to new loan production of $441.0 million and home mortgage loan purchases of $175.2 million, offset by loan payoffs and paydowns of $208.0 million and SBA loan sales of $150.1 million.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of September 30, 20221 and December 31, 2021:

	September 30, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$31,151	$40,588	$375,425	$102,842	$254,758	$25,361	$830,125
SBA loans—real estate	—	—	—	36	—	217,757	217,793
SBA loan—non- real estate	—	71	1,079	4,133	—	9,493	14,776
Commercial and industrial	30,439	34,009	1,345	24,678	23,999	19,385	133,855
Home mortgage	—	—	—	—	402,364	17,105	419,469
Consumer	—	1,526	—	474	—	—	2,000
Gross loans	$61,590	$76,194	$377,849	$132,163	$681,121	$289,101	$1,618,018

	December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$32,142	$64,919	$317,631	$116,053	$132,727	$37,978	$701,450
SBA loans—real estate	—	—	—	42	395	219,662	220,099
SBA loan—non- real estate	612	128	39,995	5,147	—	9,877	55,759
Commercial and industrial	13,886	66,111	193	43,207	22,885	16,261	162,543
Home mortgage	—	—	—	—	154,864	18,439	173,303
Consumer	—	216	—	649	—	—	865
Gross loans	$46,640	$131,374	$357,819	$165,098	$310,871	$302,217	$1,314,019

Our loan portfolio is concentrated in commercial real estate with the remaining balances in SBA loans (unguaranteed portion and PPP loans), home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio.

However, 90.7% of our gross loans were secured by real property as of September 30, 2022, compared to 83.3% as of December 31, 2021.
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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $830.1 million at September 30, 2022 compared to $701.5 million at December 31, 2021. During the nine months ended September 30, 2022, we originated $155.7 million of commercial real estate loans. As of September 30, 2022, approximately 79.7% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of September 30, 2022, our average loan to value for commercial real estate loans was 56%.
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
As of September 30, 2022, our SBA portfolio totaled $232.6 million, including $1.1 million of SBA PPP loans, compared to $275.9 million, including $40.6 million of SBA PPP loans as of December 31, 2021. We originated $136.5 million for the nine months ended September 30, 2022. We sold SBA loans of $149.7 million with 7.73% average premium and $53.6 million with 11.12% average premium during the nine months ended September 30, 2022 and 2021, respectively.
From our total SBA loan portfolio, $217.8 million is secured by real estate and $14.8 million is unsecured or secured by business assets as of September 30, 2022.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $133.9 million as of September 30, 2022, compared to $162.5 million as of December 31, 2021. We originated $24.3 million for the nine months ended September 30, 2022.
Loans - Home Mortgage: We originate mainly non-qualified, alternative documentation single-family home mortgage loans (“home mortgage”) primarily through our retail branch network and our correspondent lender network. The primary loan product is a five-year or seven-year hybrid adjustable rate mortgage, which reprices after five years to a selected SOFR plus certain spreads. We also purchase residential mortgage loans from third party mortgage originators based on the review of their underwriting and file quality as opportunities arise
Home mortgage loans totaled $419.5 million as of September 30, 2022, compared to $173.3 million as of December 31, 2021. For the nine months ended September 30, 2022, we originated $122.0 million of home mortgage loans and purchased $175.2 million of home mortgage loans from third party mortgage originators.

Loan Servicing

As of September 30, 2022 and December 31, 2021, we serviced $701.6 million and $667.0 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Beginning balance	$12,341	$12,903	$12,720	$7,360
Additions from loans sold with servicing retained	1,532	533	3,681	1,380
Additions from purchase of servicing rights	—	—	—	6,097
Amortized to expense	(984)	(1,047)	(3,512)	(2,448)
Ending balance	$12,889	$12,389	$12,889	$12,389

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
The allowance for loan losses was $18.4 million at September 30, 2022, compared to $16.1 million at December 31, 2021. The provision for loan losses was $662 thousand for the three months ended September 30, 2022, compared to the reversal of loan losses of $884 thousand for the same period in 2021. The $662 thousand provision for loan losses was primarily due to an increase of $2.3 million in quantitative reserves from loan growth in real estate and home mortgage loans, partially offset by a decrease of $1.6 million in qualitative assessments of our loan portfolio. The provision for loan losses was $2.0 million for the nine months ended September 30, 2022, compared to the reversal of loan losses of $1.4 million for the same period in 2021. The $2.0 million provision for loan losses was primarily due to an increase of $4.9 million in quantitative reserves from loan growth in real estate and home mortgage loans, partially offset by a decrease of $2.8 million in qualitative assessments of our loan portfolio.
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
Analysis of the Allowance for Loan Losses

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the three months ended September 30, 2022 and 2021:

	As of and for the Three Months Ended September 30,
	2022				2021
($ in thousands)	Beginning	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending	Beginning	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$7,743	$(895)	$—	$6,848	$8,456	$(241)	$—	$8,215
SBA loans—real estate	1,800	(261)	—	1,539	1,997	99	—	2,096
SBA loan—non- real estate	135	7	5	147	228	(35)	3	196
Commercial and industrial	2,102	291	—	2,393	2,286	(332)	—	1,954
Home mortgage	5,913	1,521	—	7,434	1,704	(46)	—	1,658
Consumer	9	(1)	$—	8	16	(2)	1	15
Total	$17,702	$662	$5	$18,369	$14,687	$(557)	$4	$14,134
Gross loans (2)				$1,618,018				$1,231,821
Average loans (2)				$1,561,374				$1,229,140
Net (recoveries) charge-offs to average gross loans				—%				—%
Allowance for loan losses to gross loans				1.14%				1.15%

(1)There was no provision for uncollectible accrued interest receivable for the three months ended September 30, 2022. Excludes reversal of uncollectible accrued interest receivable of $327 thousand for the three months ended September 30, 2021.
(2)Excludes loans held for sale.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the nine months ended September 30, 2022 and 2021:

	As of and for the Nine Months Ended September 30,
	2022				2021
($ in thousands)	Beginning	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending	Beginning	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$8,150	$(1,302)	$—	$6,848	$8,505	$(290)	$—	$8,215
SBA loans—real estate	2,022	(476)	(7)	1,539	1,802	294	—	2,096
SBA loan—non- real estate	199	(100)	48	147	278	(58)	(24)	196
Commercial and industrial	2,848	(455)	—	2,393	2,563	(609)	—	1,954
Home mortgage	2,891	4,543	—	7,434	2,185	(527)	—	1,658
Consumer	13	(6)	$1	8	19	(8)	$4	15
Total	$16,123	$2,204	$42	$18,369	$15,352	$(1,198)	$(20)	$14,134
Gross loans (2)				$1,618,018				$1,231,821
Average loans (2)				$1,458,410				$1,169,338
Net (recoveries) charge-offs to average gross loans				(0.01)%				0.00%
Allowance for loan losses to gross loans				1.14%				1.15%

(1)Excludes reversal of uncollectible accrued interest receivable of $205 thousand for the nine months ended September 30, 2022. Excludes reversal of uncollectible accrued interest receivable of $178 thousand for the nine months ended September 30, 2021.
(2)Excludes loans held for sale.

The following table presents an allocation of the allowance for loan losses by portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$6,848	37.3%	$8,150	50.5%
SBA loans—real estate	1,539	8.4%	2,022	12.5%
SBA loan—non- real estate	147	0.8%	199	1.2%
Commercial and industrial	2,393	13.0%	2,848	17.7%
Home mortgage	7,434	40.5%	2,891	17.9%
Consumer	8	—%	13	0.1%
Total	$18,369	100.0%	$16,123	100.0%

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
Nonperforming loans were $2.3 million at September 30, 2022, compared to $3.2 million at December 31, 2021. As of September 30, 2022 and December 31, 2021, nonaccrual loans of $442 thousand and $166 thousand, respectively were the guaranteed portion of SBA loans that are in liquidation.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO as of September 30, 2022 and December 31, 2021.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans	$2,251	$3,000
Past due loans 90 days or more and still accruing	—	200
Accruing troubled debt restructured loans	—	—
Total nonperforming loans	2,251	3,200
Other real estate owned	—	—
Total nonperforming assets	$2,251	$3,200
Nonperforming loans to gross loans	0.14%	0.24%
Nonperforming assets to total assets	0.11%	0.19%
Allowance for loan losses to nonperforming loans	816%	504%

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

The following table show the composition of deposits by type as of the dates presented:

	September 30, 2022		December 31, 2021
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$794,631	43.7%	$774,754	50.5%
Interest-bearing:
Money market and others	524,911	28.9	380,226	24.8
Time deposits (more than $250,000)	277,785	15.3	207,288	13.5
Time deposits ($250,000 or less)	219,484	12.1	171,798	11.2
Total interest-bearing	1,022,180	56.3	759,312	49.5
Total deposits	$1,816,811	100.0%	$1,534,066	100.0%

The following tables set forth the maturity of time deposits as of September 30, 2022:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits (more than $250,000)	$76,174	$15,362	$182,947	$3,302	$277,785
Time deposits ($250,000 or less)	51,818	39,287	122,022	6,357	219,484
Total time deposits	$127,992	$54,649	$304,969	$9,659	$497,269

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of September 30, 2022, and December 31, 2021, we had maximum borrowing capacity from the FHLB of $532.9 million and $417.6 million, respectively. As of September 30, 2022, we had $10.0 million borrowings from the FHLB compared to no borrowings from FHLB as of December 31, 2021.

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

Deposits are the primarily funding source for the Bank. Deposits provide a stable source of funding and reduce the Company's reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of dates presented:

($ in thousands)	September 30, 2022	December 31, 2021
Deposits	$1,816,811	$1,534,066
Deposits as a % of total liabilities	97.7%	98.2%
Loans, net	$1,599,649	$1,297,896
Loans-to-deposits ratio	88.0%	84.6%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of September 30, 2022 and December 31, 2021. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $179.9 million and $141.6 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $259.4 million and $240.6 million as of September 30, 2022 and December 31, 2021, respectively. We did not have any borrowings outstanding with the Federal Reserve as of September 30, 2022 or December 31, 2021 and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $406.5 million of additional borrowing availability with the FHLB as of September 30, 2022. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
The Company maintains liquidity in the form of cash and cash equivalents, and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company's liquid assets as of dates presented:

($ in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$107,281	$115,459
AFS debt securities	186,438	150,444
Total liquid assets	$293,719	$265,903

The following tables summarizes short- and long-term material cash requirements as of September 30, 2022, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity (1)	Total
Deposits (2)	$127,992	$367,598	$1,679	$—	$1,319,542	$1,816,811
Operating lease commitments	2,346	3,603	3,291	3,198	—	12,438
Commitments to fund investment for Low Income Housing Tax Credit	3,951	4,736	50	323	51	9,111
Total contractual obligations	$144,289	$375,937	$5,020	$3,521	$1,319,593	$1,848,360

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2022 and December 31, 2021. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of September 30, 2022, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since September 30, 2022 that management believes would change this classification.

As of September 30, 2022	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$205,902	13.10%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	203,851	12.97%	$125,716	8.00%	$157,145	10.00%	$165,002	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	187,343	11.92%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	185,293	11.79%	94,287	6.00%	125,716	8.00%	133,573	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	187,343	11.92%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	185,293	11.79%	70,715	4.50%	102,144	6.50%	110,002	7.00%
Tier 1 leverage (to average assets)
Consolidated	187,343	9.52%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	185,293	9.41%	78,726	4.00%	98,408	5.00%	78,726	4.00%

(1)    The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

As of December 31, 2021	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$182,439	13.66%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	179,882	13.47%	$106,857	8.00%	$133,572	10.00%	$140,250	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	165,944	0.12%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	163,387	0.12%	80,143	6.00%	106,857	8.00%	113,536	8.50%
CET1 capital (to risk-weighted assets)
Consolidated	165,944	0.12%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	163,387	12.23%	60,107	4.50%	86,822	6.50%	93,500	7.00%
Tier 1 leverage (to average assets)
Consolidated	165,944	9.58%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	163,387	9.44%	69,266	4.00%	86,582	5.00%	69,266	4.00%

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2022 and December 31, 2021 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rate at the short-end of the yield curve are not modeled to decline any further than 0%.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
+400 basis points	1.13%	26.96%	(52.12)%	(8.18)%
+300 basis points	1.63%	21.44%	(34.22)%	0.62%
+200 basis points	2.10%	15.15%	(18.84)%	6.11%
+100 basis points	1.28%	8.07%	(7.60)%	6.92%
-100 basis points	(1.64)%	(2)%	(3.66)%	(23.05)%
-200 basis points	(4.30)%	(2.64)%	(12.17)%	(39.80)%
-300 basis points	(8.56)%	(2.92)%	(25.13)%	(42.11)%
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

OP Bancorp

Date: November 14, 2022	By:	/s/ MIN J. KIM
Min J. Kim President and Chief Executive Officer

Date: November 14, 2022	By:	/s/ CHRISTINE Y. OH
Christine Y. Oh Chief Financial Officer