Form 10-K
period 2022-12-31
OP Bancorp
filed 2023-03-16
CIK 1722010

1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the common stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2022 as reported on the NASDAQ Global Market, was approximately $125,000,000.

The number of shares outstanding of the Registrant’s Common Stock as of March 10, 2023 was 15,343,548.

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
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers, and the success of construction projects that we finance;
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
Our Company
We are a bank holding company headquartered in Los Angeles, California. Our commercial banking activities are operated through Open Bank, our banking subsidiary. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers with a focus on the Korean-American community. Having grown our branch and loan production office network over the past ten years, we now operate through ten full service branches located in the greater metropolitan area of Los Angeles, California, Orange County, California, Santa Clara County, California, and Carrollton, Texas, and four loan production offices in the Korean-American communities in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, and Lynnwood, Washington. We opened our tenth full service branch in Cerritos, located in Los Angeles County, California, in the first quarter of 2022. We anticipate opening our eleventh full service branch in Las Vegas, Nevada in the second quarter of 2023. We completed our initial public offering in March 2018 and our common stock is listed on the Nasdaq Global Market.
As of December 31, 2022, we had consolidated total assets of $2.09 billion, total deposits of $1.89 billion, total loans outstanding (net of $19.2 million of allowance for loan losses) of $1.66 billion, and total shareholders’ equity of $176.9 million.
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
We established the Open Stewardship Foundation in 2011 to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. The Foundation operates through a board of directors that includes individuals who are members of our board of directors and executive management team, including our President and Chief Executive Officer and our Chairman of the Board. The Foundation board of directors reviews and approves award grants. We have committed to contribute annually 10% of our consolidated net income after taxes to the Foundation. Since inception, we have donated over $13.4 million to the Foundation, aiding over 211 local non-profits.

We plan to continue to leverage our experienced management team, our personal relationship, community banking focus in the attractive Korean-American communities in which we serve, and our diversified lending approach to drive future organic growth. While other institutions frequently enter new geographies through acquisitions, we have grown our geographic footprint through de novo branches, while remaining true to our business model. We have continued our organic growth while further diversifying our geographical concentration with our tenth full service branch opened in Cerritos, located in Los Angeles County, California, in the first quarter of 2022. We anticipate opening our eleventh full service branch in Las Vegas, Nevada in the second quarter of 2023. Although our growth has historically been organic, we are amenable to considering opportunistic strategic acquisitions to enhance our long-term growth strategy.

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
•Increase our Share of Lower-Cost Deposits. We believe the quality of our deposit base and access to stable funding are key components of our success. We have a strong deposit base, characterized by a high level of core deposits, a high proportion of noninterest-bearing accounts and relatively low funding costs. As of December 31, 2022, deposits accounted for 98.3% of total liabilities. Core deposits, which we define as all deposits excluding time deposits exceeding $250,000, accounted for 81.1% of total deposits. Our cost of total deposits was 0.65% for the year ended December 31, 2022. To generate new accounts we employ conventional marketing and advertising initiatives and leverage our community commitment activities. Small businesses are a significant source of low cost deposits and represent opportunities for future growth. We believe that small business owners value both our ability to provide convenience to the banking activities and access to local, responsive decision makers. Commercial accounts also generally have higher deposit balances and transaction volumes than individual deposit accounts. We believe that our convenient branch network, personal relationship-driven culture, diversified product offering, and flexible pricing allow us to accelerate deposit growth. We plan to continue investing in our franchise brand, our community reputation, employees, and product capabilities to further improve customer loyalty with a view toward growing our high quality deposit portfolio.

•Branch Expansion. We intend to continue our strategy of opening and developing de novo branches particularly into Korean-American populated areas. We have pursued this growth strategy since the beginning of 2012 when we only had one branch location. As of December 31, 2022, we have ten branches in total and nine branches are in the greater metropolitan area of Los Angeles, California, Orange County, California, and Santa Clara County, California, and one branch in Carrollton, Texas. We opened our tenth branch in Cerritos, located in Los Angeles County, California, in the first quarter of 2022. We anticipate opening our eleventh full service branch in Las Vegas, Nevada in the second quarter of 2023 and will continue to review future potential target areas for de novo expansion based on our ability to attract experienced bankers within such targeted regions. In addition, we currently operate four loan production offices located in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, and Lynwood, Washington. We will continue to look for additional markets to expand our loan production capabilities.
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
•Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well-defined policies and procedures, disciplined underwriting criteria and ongoing risk management. This approach has allowed us to maintain loan growth with a diversified portfolio of high quality assets. We have implemented policies and procedures for credit underwriting and administration, which have enabled us to maintain strong asset quality while at the same time growing our banking business. We believe our credit culture supports accountable bankers, who maintain an ability to expand our customer base as well as make sound decisions. As of December 31, 2022, our ratio of nonperforming assets to total assets was 0.15% and our ratio of nonperforming loans to total loans was 0.18%.
Our Competitive Strengths
Our management team has identified the following competitive strengths that we believe will allow us to continue to achieve our principal objective of increasing shareholder value and generating consistent earnings growth through the organic and strategic expansion of our commercial banking franchise:
•Experienced Leadership and Management Team. Our experienced executive management team and senior leaders have exhibited the ability to strengthen shareholder value by consistently growing profitably. The members of our executive management team have, on average, more than 28 years’ experience working for large, billion-dollar-plus financial institutions in our markets during various economic cycles. The members of our executive team have been with Open Bank for an average of seven years. Our executive management team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation, and problem solving.
•Personal Relationship-Based Customer Service. We strive to differentiate ourselves from our competition by providing the best “relationship-based” services to small- and medium-sized businesses and their owners and the residents in the Korean-American communities in which we operate. We accomplish this by striving to provide our customers with a superior level of personal and responsive service delivered by experienced bankers in a manner that timely meets our customers’ financial objectives. Our management team’s significant banking and lending experience in our markets gives us a unique understanding of the commercial banking needs of our customers, which allows us to tailor our products and services to meet our customers’ financial objectives. To enhance our relationships with our customers and to identify and meet their particular needs, each customer is assigned a relationship officer (including our SBA borrowers). Approximately 57.9% of our borrowers also have a deposit relationship with us, providing us with visibility into their liquidity profile and contributing to our ability to manage our asset quality.
•Strong Community Relationships. A primary mission of Open Bank is to meet the financial services needs of underserved customers in our markets, and we strive to distinguish ourselves by giving back to these communities. In October 2011, we established the Open Stewardship Foundation to actively support local civic organizations, schools, and public services. We have committed to fund the Foundation in an amount equal to 10% of our annual consolidated net income after taxes. This commitment is in our annual operating budget each year. We believe that our community commitment distinguishes us from our competitors and enhances and expands business relationships within the Korean-American communities we serve. Since inception, we have donated over $13.4 million to the Foundation, aiding over 211 local non-profits. Our board and management team has strong ties and relationships within the Korean-American communities where we operate. The Foundation and our employees and board of directors are involved in community activities that enhance our relationships with a variety of industry leadership groups, including the Korean-American Federation of Los Angeles, the Korean-American Chamber of Commerce of Los Angeles, the Korean-American Manufacturers Association, the Korean-American CPA Society of Southern California, California KAGRO Association, and the Korean Real Estate Brokers Association of Southern California. Affiliation with these local organizations provide our management team with knowledge of local markets and industries, as well as market developments that may impact the evolving business environment in which we operate.
•Strong Risk Management Practices. We place significant emphasis on risk management as an integral component of our organizational culture. We believe our comprehensive risk management system is designed to make sure that we have sound policies, procedures, and practices for the management of key risks under our risk framework (which includes market, operational, liquidity, interest rate sensitivity, credit, regulatory, legal and reputational risk) and that any exceptions to written policy are reported by senior management to our board of directors or audit committee. Our risk management practices are overseen by the chairman of our audit committee and the chairman of Open Bank’s risk and compliance committees, who have more than 35 years of combined banking experience, and our chief risk officer, who has more than 20 years of banking experience. We believe that our enterprise risk management philosophy has been important in gaining and maintaining the confidence of our various constituencies, along with growing our business and footprint within our markets. We also believe our strong risk management practices are manifested in our asset quality metrics.
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
Market Area
We are headquartered in Los Angeles, California. We currently have one branch in the financial district of downtown Los Angeles, one branch in the fashion district directly adjacent to downtown Los Angeles, and three branches in Koreatown. We also operate a branch in Gardena, located in Los Angeles County, California and a branch in Buena Park, located in Orange County, California. We opened our tenth full service branch in Cerritos, located in Los Angeles County, California, in the first quarter of 2022. In addition, we have one branch in northern California in Santa Clara and one branch in Carrollton, Texas. We anticipate opening our eleventh full service branch in Las Vegas, Nevada in the second quarter of 2023. The economic base of these areas is heavily dependent on small- and medium-sized businesses. We also operate loan production offices in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, and Lynnwood, Washington to support our SBA lending efforts.
Deposit Products
We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We offer a variety of deposit accounts with a wide range of interest rates and terms such as demand, savings, money market and time deposits, with the goal of attracting a wide variety of customers, including small- to medium-sized businesses. We consider our core deposits, defined as all deposits except for time deposits exceeding $250,000, to be our primary and most valuable low-cost funding source for our lending business, and as of December 31, 2022, core deposits represented 81.1% of our total deposits. We strive to retain an attractive deposit mix from both large and small customers and a broad market reach, which has resulted in our top 10 customers accounting for only 8.9% of all deposits as of December 31, 2022. We believe our competitive pricing and products, convenient branch locations, and quality personal customer service enable us to attract and retain customer deposits. We employ conventional marketing and advertising initiatives and leverage our community commitment activities, including our Foundation, to generate new accounts. We typically require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit accounts. Approximately 57.9% of our borrowers have a deposit relationship with us. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. We utilize wholesale deposits to supplement our core retail deposits for funding purposes, including brokered accounts. As of December 31, 2022, wholesale deposits totaled $401.6 million, or 21.3% of total deposits. As of December 31, 2022, we had $1.89 billion of deposits, and our cost of deposits was 0.65% for the year ended December 31, 2022.
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
We offer a variety of loans, including commercial real estate loans (including loans secured by owner occupied commercial properties), SBA loans, mortgage warehouse lines of credit and commercial and industrial loans to local manufacturing and industrial companies and other businesses. We also offer various consumer loans to individuals and professionals including residential mortgage loans, and unsecured personal lines of credit. Lending activities originate from the relationships and efforts of our bankers, with an emphasis on providing banking solutions tailored to meet our customers’ needs while maintaining our underwriting standards.

As of December 31, 2022 and 2021, our loan portfolio consists of the following:

	December 31,
($ in thousands)	2022	2021
Commercial real estate	$842,208	$701,450
SBA (1)	234,717	275,858
Commercial and industrial	116,951	162,543
Home mortgage	482,949	173,303
Consumer	1,467	865
Gross loans receivable	$1,678,292	$1,314,019

(1)     Includes Paycheck Protection Program (“PPP”) loans.
For additional information concerning our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”
Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in our market areas. As of December 31, 2022, our loan portfolio consists primarily of commercial real estate loans, which were $842.2 million and constituted 50.2% of our total loans, home mortgage loans, which were $482.9 million and constituted 28.8% of our total loans, SBA loans, which were $234.7 million and constituted 14.0% of our total loans, and commercial and industrial loans, including trade finance loans, which were $117.0 million and constituted 7.0% of our total loans. Our commercial real estate loans are secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory, real estate and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Southern California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2022.
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
Large Credit Relationships. As of December 31, 2022, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $205.4 million, or 12.2% of total loans, and $379.7 million, or 22.6% of total loans, respectively.
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
As of December 31, 2022, the Bank’s legal lending limit on loans to a single borrower was $53.0 million for secured loans and $31.8 million for unsecured loans.
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
We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins, and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by professional office buildings, shopping centers, manufacturing facilities, and special purpose properties such as restaurants, retail operations and service stations. We originate both fixed- and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions that allow us to call the loan after five to seven years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate. At December 31, 2022, approximately 78.9% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 70% of the lesser of the appraised value or the purchase price depending on the property audits we utilize.
Our total commercial real estate loan portfolio totaled $842.2 million as of December 31, 2022. We had no nonperforming commercial real estate loans as of December 31, 2022.
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
SBA Loans. We offer SBA loans for qualifying businesses for loan amounts up to $5 million. The Bank primarily extends SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5 million and a maximum SBA guaranteed amount of $3.75 million.
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
A provision in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) created the Paycheck Protection Program (“PPP”), which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay expenses related to their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing applicable documentation evidencing their compliance with the terms of the program, including compliance regarding the use of funds. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020.

The Paycheck Protection Program and Health Care Enhancement Act (“PPP / HCEA Act”), which was signed into law on April 24, 2020, authorized $310 billion of additional funding under the CARES Act for PPP loans to be issued by financial institutions through the SBA. Through December 31, 2021, the Company originated 2,930 loans with an aggregate loan balance of $154.5 million under the CARES Act and PPP / HCEA Act. During the year ended December 31, 2022, no PPP loan was funded and the PPP loans are included in the SBA—non-real estate in the Company’s loan portfolio.
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
As of December 31, 2022, our SBA loan portfolio, including SBA PPP loans of $442 thousand, totaled $234.7 million, of which $221.3 million was secured by real estate and $13.4 million was unsecured or secured by business assets. Our nonperforming SBA loans, as of December 31, 2022, were $1.5 million.
Commercial and Industrial Loans. We have significant expertise in the small- to medium-sized commercial and industrial lending market, including trade finance loans. We believe our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients. The high-quality nature of our services is due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand. This focus on quality has allowed us to grow our commercial and industrial loan portfolio, while maintaining strong asset quality.
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
The total commercial and industrial loan portfolio totaled $117.0 million at December 31, 2022. Our nonperforming commercial and industrial loans were $279 thousand as of December 31, 2022.
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

Home Mortgage Loans. We originate residential real estate loans collateralized by owner occupied and non-owner occupied properties located in our market areas enabling borrowers to purchase or refinance existing homes. We offer adjustable-rate mortgage loans with the interest rate fixed for the first five years, followed by rate adjustments each year with terms up to 30 years. The relative amount of adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for such loans in a competitive environment and the effect each has on our interest rate risk. We originate home loans directly through our retail branch network and through our correspondent lender network. We also purchase home mortgage loans from TPO based on the review of their underwriting and file quality as opportunities arise.

Loans collateralized by single-family residential real estate generally are originated in amounts of no more than 70% of the appraised value. In connection with such loans, we retain a valid lien on the real estate, obtain a title insurance policy that insures that the property is free from encumbrances and require hazard insurance.
Loan fees on these products, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. The interest rates charged on our adjustable-rate loans are set at specified spreads based on LIBOR or SOFR rates.
While home mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods of time because borrowers often prepay their loans in full either upon sale of the underlying property pledged as security or upon refinancing the original loan. In addition, all of the mortgage loans in our loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan.
The total home mortgage loan portfolio totaled $482.9 million at December 31, 2022. Our nonperforming single-family residential real estate loans, as of December 31, 2022, were $1.3 million.
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
The total consumer loan portfolio totaled $1.5 million as of December 31, 2022. We had no nonperforming consumer loans as of December 31, 2022.
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
Competition
In our primary markets in Southern California, we view the Korean-American direct banking market competition as comprised of eight banks divided into four segments: large publicly-traded banks (two banks), medium-sized banks (two publicly-traded banks, including Open Bank, and one locally-owned bank), a small locally-owned bank, and banks that are subsidiaries of Korean banks (two banks). Excluding two banks that are subsidiaries of Korean banks, all six banks, including Open Bank, are based in California.
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
As of December 31, 2022, we had approximately 221 full-time equivalent employees. Of our workforce, 37% are male and 63% are female. Our executive team is comprised of three females and four males.
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
This supervisory and regulatory framework subjects banks and bank holding companies to periodic examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiary, the Bank. It does not describe all of the applicable statutes, regulations and regulatory policies, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.
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
The Capital Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. The Capital Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.
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
Acquisitions, Activities and Change in Control. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company, any bank holding company’s acquisition of more than 5% of a class of voting securities of an unaffiliated bank or bank holding company, or acquisition of all or substantially all of the assets of a bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the convenience and needs of the communities to be served, including the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (“CRA”), compliance with fair housing and other consumer protection laws, and the effectiveness in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators to not approve an acquisition where regulatory approval is required or prohibit an acquisition even if approval is not required.
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
Federal law also prohibits any person or company from acquiring control of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. The Federal Reserve adopted a tiered framework of presumptions where the level of voting share ownership is assessed in combination with relationship-based factors to determine whether control exists. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership. The FDIC and the U.S. Department of Justice’s Antitrust Division recently sought public comment on their bank merger review guidelines, which suggests that the analytical framework that has guided the regulatory review of bank mergers or the manner in which the regulatory standards apply may change.
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
If the Company elects to become a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a satisfactory CRA rating. If the Company were to become a financial holding company and the Federal Reserve subsequently determined that the Company, as a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Company became a financial holding company and the Federal Reserve subsequently determined that the Bank, as a financial holding company subsidiary, has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.
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
Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2022, the Bank was eligible to accept brokered deposits without a waiver from FDIC.
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
Additionally, the Dodd-Frank Act increased the minimum designated reserve ratio of the DIF to 1.35% of the estimated amount of total insured deposits as of September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. During the year ended December 31, 2022, the Bank paid $563 thousand in aggregate FDIC deposit insurance premiums.
Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the year ended December 31, 2022, the Bank paid supervisory assessments to the DFPI totaling $145 thousand.
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
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Capital Rules generally require that an institution maintains 2.5% in common equity Tier 1 capital. See “—Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2022.
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
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. These guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If a financial institution fails to comply with any of the standards set forth in the guidelines, its primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
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

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent regulatory examination. In May 2022, the Federal Reserve, along with the FDIC and the OCC, issued proposed amendments to modernize the CRA regulatory framework, partly to address changes that have occurred due to the rise in digital banking. Some of the key proposed revisions include clarification of eligible community development activities, adjustments to requirements and eligibility of activities outside of facility-based assessment areas, and new testing structures and data collection requirements, particularly for the largest banks.
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
A comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws was adopted in January 2021. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions as set forth in AMLA, which requires financial institutions to develop standards for evaluating technology and internal processes for BSA compliance, expands enforcement-related and investigation-related authority, institutes BSA whistleblower initiatives and protections, and increases sanctions for certain BSA violations. Adopted as part of the 2021 reform, the Corporate Transparency Act (the “CTA”) requires the creation of a national registry of beneficial ownership information. When the final CTA rules go into effect in 2024, they may impact the AMLA/BSA procedures and reporting requirements of financial institutions. The Bank has established policies and procedures that it believes comply with these requirements.
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
Concentrations in Commercial Real Estate. Concentration risk exists when a financial institution deploys too many assets to a specific industry or segment of the economy with the potential to produce losses large enough to threaten its financial health. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio, commercial real estate loans were 275.8% of risk based capital and increased 28.3% in preceding three years as of December 31, 2022. The Bank continues to further enhance the monitoring and review process of the real estate loan portfolio.

Consumer Financial Services. We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. The consumer protection laws applicable to us, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive acts and practices (“UDAAP”), restrict our ability to raise interest rates and subject us to substantial regulatory oversight.
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
Mortgage and Mortgage-Related Products. Because abuses in connection with home mortgages were a significant factor contributing to the financial crisis, many rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Dodd-Frank Act generally required lenders to retain an economic interest in the credit risk relating to loans that the lender sells if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

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
Incentive Compensation Guidance. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at regulated entities with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Capital Rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds.
The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and may continue evolving in the near future. In August 2022, the SEC finalized the pay versus performance regulations, which require disclosure of information that shows the relationship between executive compensation actually paid and the company’s financial performance in annual proxy statements The pay versus performance regulations are effective for fiscal years ending on or after December 16, 2022. Smaller reporting companies are subject to scaled reporting mechanism, and certain companies are exempt from the regulations. In October 2022, the SEC also adopted final rules on clawback of executive compensation, which direct the stock exchanges to establish listing standards requiring listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. Under the new rules, companies will have to recover compensation in excess of what the executive officer should have received in the event the companies’ financials are restated due to material noncompliance with securities laws. The rules apply to compensation paid in the three years leading up to restatement. While we are currently assessing the impact of the new incentive compensation regulations, we do not anticipate any material impact to our operations at this time.
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
The CFPB has recently announced its intention to embark on rulemaking about how much control consumers have over their financial data. California is also enacting legislation relating to data privacy and data protection, such as the California Consumer Privacy Act (the “CCPA”). The CCPA granted California consumers robust data privacy rights and control over their personal information, including the right to know, the right to delete, and the right to opt-out of the sale of their personal information. The CCPA was expanded by the California Privacy Rights Act of 2020 (the “CPRA”), which provides further privacy rights to California residents and creates a new agency tasked with implementing regulations and conducting investigations and enforcement actions. The CPRA goes into effect on January 1, 2023.
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
Effective May 1, 2022, financial institutions are required to comply with the final rule issued by the federal bank regulatory agencies to improve sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires financial institutions to notify their primary federal regulator of any significant computer-security incidents as soon as possible and no later than 36 hours after they determine that a cyber-incident occurred. Notification is required for incidents that have materially affected (or are reasonably likely to materially affect) the viability of a financial institution’s operations, its ability to deliver banking products and services, or the stability of the financial sector. We do not anticipate this rule to have a material impact on our operations at this time.

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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly.
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
Risks Related to Our Business
– Decline in general business and economic conditions
– Ongoing impact of Covid-19
– Adverse economic conditions in Asia, particularly South Korea

– Fluctuations in interest rates
– Monetary Policy and the Federal Reserve
– Losses on our securities portfolio, particularly from increases in interest rates
– Liquidity risks
– Failure to successfully manage credit risks
– Uncertainty relating to replacement of LIBOR
Risks Related to Our Loans
– Negative changes in the economy affecting real estate values and liquidity
– Commercial borrowers present risks
– Small and medium business loans subject to greater risks from adverse business developments
– Risks from non-qualified single family home mortgage lending business
– Unreliability of loan appraisals used in real property loan decisions
– Increased regulatory scrutiny of commercial real estate concentrations
– Underwriting practices may not forecast poor loan performance
– Lack of seasoning of our loan portfolio due to recent growth over the last five years
Risks Related to our SBA Loan Program
– Dependence on U.S. federal government SBA loan program
– Recognition of gains on sale of loans and servicing asset valuations subject to our assumptions we use
– Credit risks from non-guaranteed portion of SBA loans we retain and do not sell
– Credit risks from SBA loans we sell as a result of repurchase obligations
Risks Related to Our Deposits
– Concentrations of deposit relationships
– Competition for deposits may increase cost of deposits negatively affecting our deposit growth
Risks Related to Management
– Success depends on the skills of our management and their retention
– Competition for skilled and experienced senior level management employees
Risks Related to Credit Quality
– Our business ability to manage credit risk
– Nonperforming assets demand management time to resolve and can affect our financial results
– Allowance for loans losses may be insufficient to absorb potential losses in our loan portfolio
– Environmental liabilities on foreclosed real estate collateral
– Adverse effect of new accounting standards for loan losses which may increase our allowance
Risks Related to our Growth Strategy
– Inability to continue the growth of loans and deposits
– Risks related to acquisitions, including finding suitable targets and integration risks following completion
– Limited ability to expand because of an existing license agreement for the use of “Open Bank”
– Risks of entering into new markets

– Managing risks of opening new branches
– Managing risks of adding new lines of business
Risks Related to Our Capital
– Increased regulatory requirements
– Raising new capital
– Commitment to contribute 10% of our after tax income to the Open Stewardship Foundation
Competition Risks
– Competition among financial institutions, many of whom are much larger, have greater capital, more advanced technology
– Modest size makes it more difficult to compete with larger financial institutions
– Focus on marketing to the Korean-American geographic areas we serve
Other Business Risks
– Costs and effects of litigation, investigations or similar matters
– Soundness of other financial institutions
– Severe weather, natural disasters (including fire and earthquakes), wide spread disease or pandemics (including the COVID-19 pandemic), acts of war, and terrorism
– Climate change could have material negative impact
Risks Related to Our Reputation
– Failure to maintain a favorable reputation with our customers and communities
– Failure of our risk management framework
– System failures or breaches of our network security
– Difficulties of our third-party providers, termination of their services, or their failure to comply with regulatory requirements
– Inaccurate information provided to us by customers or counterparts
– Employee misconduct
Finance and Accounting Risks
– Reliance on risk management processes and analytical and forecasting models
– Realization of our deferred tax assets
– Changes in accounting standards
– Failure maintain effective controls
Legislative and Regulatory Risks
– Extensive government regulation that could limit or restrict our activities
– Legislative and regulatory actions now or in the future increase our costs, impact our business and financial results
– Federal and state regulatory exams
– Consumer protection laws and regulations
– Complaints and allegations of discriminatory lending practices
– Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations

– Failure to comply with privacy, information security and data protection requirements
Risks Related to Our Common Stock
– Small trading volume
– Volatile trading price of our common stock
– Investment in common stock is not an insured deposit
– Equity research analysts interest in our common stock, unfavorable commentary or downgrade of our common stock
–    Changes in dividend policy
– Limitations on director liability for monetary damages for failure to exercise their fiduciary duty
– Potential dilution from issuance of additional equity securities
– Issuance of preferred stock without further shareholder approval which may have rights and preferences over our common stock
– Charter documents and California law may have an anti-takeover effect limiting changes of control
– Reduced regulatory and reporting requirements as an “emerging growth company”
Risks Related to Our Business
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
The ongoing global COVID-19 outbreak could harm our business and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
Our business is dependent on the willingness and ability of our customers to conduct banking and other financial transactions. The ongoing COVID-19 global and national health emergency caused significant disruption in the United States and international economies and financial markets and continues to cause illness, quarantines, reduced attendance at events and reduced travel, reduced commercial and financial activity, and overall economic and financial market instability. While the level of disruption caused by, and the economic impact of, COVID-19 has lessened in 2022, there is no assurance that the pandemic will not worsen again, including as a result of the emergence of new strains of the virus. Any worsening of the pandemic and its effects on the economy could further impact our business, our provision and allowance for credit losses, and the value of certain assets that we carry on our balance sheet such as goodwill. Our customers, business partners, and third-party providers, including those who perform critical services for our business, may also be adversely affected. The ultimate risk posed by the COVID-19 pandemic remains highly uncertain; however, COVID-19 poses a material risk to our business, financial condition and results of operations.

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
Liquidity risks could affect operations and adversely affect our business, financial condition, and results of operations.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and through other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as money market funds, bonds and the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.
Other primary sources of funds consist of cash from operations, investment maturities and sales, and sale of loans. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of San Francisco. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
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
At December 31, 2022, approximately 92.1% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
At December 31, 2022, we had $1.19 billion of commercial loans, consisting of $842.2 million of commercial real estate loans, $234.7 million of SBA loans, and $117.0 million of commercial and industrial loans, including trade finance loans, for which real estate is not the primary source of collateral. Commercial loans represented 71.1% of our total loan portfolio at December 31, 2022. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

The small- and medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our business, financial condition and results of operations.
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

As of December 31, 2022, our single family home mortgage loan portfolio amounted to $482.9 million or 28.8% of our total loan portfolio. As of December 31, 2022, most of our single family home mortgage loans were non-qualified mortgage loans, and our non-qualified single family home mortgage loans had an average loan-to-value of 58%. We originated $150.2 million and $57.6 million of single family home mortgage loans for the years ended December 31, 2022 and 2021, respectively. We also purchased $185.8 million and $48.9 million of single family home mortgage loans from TPO for the years ended December 31, 2022 and 2021, respectively.

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
Increased scrutiny by regulators of commercial real estate concentrations could restrict our activities and impose financial requirements or limits on the conduct of our business.
Banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Therefore, we could be required to raise additional capital or restrict our future growth as a result of our higher level of commercial real estate loans.
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
We expect that gains on the sale of U.S. government guaranteed loans will comprise a significant component of our revenue. The gain on such sales recognized for the years ended December 31, 2022 and 2021 was $11.9 million and $11.0 million, respectively. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while such valuations are subject to validation by an independent third party we believe these valuations reflect fair value, if they do not, then our business, financial condition and results of operations may be materially and adversely affected.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.
We originated $192.1 million of SBA loans for the year ended December 31, 2022, compared to $304.9 million of SBA loans, including SBA PPP loans of $88.1 million, for the year ended December 31, 2021. We sold $181.9 million of SBA loans for the year ended December 31, 2022, compared to $110.3 million for the year ended December 31, 2021, of the guaranteed portion of our SBA loans. We generally retain the non-guaranteed portions of the SBA loans that we originate. As of December 31, 2022, we held $279.1 million of SBA loans on our balance sheet, of which $234.3 million, or 84%, consisted of the non-guaranteed portion of SBA loans, of which $442 thousand consisted of the 100% guaranteed SBA PPP loans of SBA loans, and of which $44.3 million, or 16%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2023. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be materially and adversely impacted.

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
As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have some seasonality. Our 10 largest retail depositor relationships accounted for approximately 8.9% of our deposits as of December 31, 2022. Our largest retail depositor relationship accounted for approximately 1.3% of our deposits as of December 31, 2022. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. Our largest wholesale depositor relationship accounted for approximately 7.5% of our deposits as of December 31, 2022. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe we are capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave, it could have a material adverse effect on our business, financial condition and results of operations.

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
Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining talent may continue to increase. We need to continue to attract and retain key employees and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings. The loss of the services of any senior executive and, in particular, Ms. Min Kim, our President and Chief Executive Officer, or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to our Credit Quality
Our business depends on our ability to successfully manage credit risk.
The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. To manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2022, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $3.1 million, or 0.18% of our gross loans, and 0.15% of total assets. We did not have other real estate owned (“OREO”) as of December 31, 2022.

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
The new CECL standard is effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. In October 2019, FASB agreed to delay implementation of the CECL standard for certain companies, including those companies that qualify as smaller reporting companies under SEC rules, until January 1, 2023. We are qualified as a smaller reporting company based upon the current SEC definition and adopted CECL on January 1, 2023. Since the magnitude of the anticipated change in the allowance for credit losses will be impacted by economic conditions and trends in our portfolio at the time of adoption, the quantitative impact cannot yet be reasonably determined, but we expect to increase our allowance for loan losses approximately by 10% to 15% as a result of the implementation of CECL.
Risks Related to our Growth Strategy
We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth.
We have grown our consolidated assets to $2.09 billion as of December 31, 2022 from $1.73 billion as of December 31, 2021. Our deposits have grown to $1.89 billion as of December 31, 2022 from $1.53 billion as of December 31, 2021. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

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
We face significant capital and other regulatory requirements as a financial institution. Although management believes that the Company has sufficient capital to fund operations and growth initiatives for at least the next twenty-four months based on our estimated future operations, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. We, therefore, may not be able to raise additional capital if needed or on terms acceptable to us.
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

Other Risks Related to Our Business
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition and results of operations.
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
    Climate change could have a material negative impact on the Company and our customers.
The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.
Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

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
We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third party relationships are subject to increasingly demanding regulatory requirements where we must maintain and continue to enhance our due diligence and ongoing monitoring and control over our third party vendors. We may be required to renegotiate our agreements to meet these enhanced requirements, which could increase our costs. If our service providers experience difficulties or terminate their services and we are unable to replace them, our operations could be interrupted. It may be difficult for us to timely replace some of our service providers, which may be at a higher cost due to the unique services they provide. A third party provider may fail to provide the services we require, or meet contractual requirements, comply with applicable laws and regulations, or suffer a cyber-attack or other security breach. We expect that our regulators will hold us responsible for deficiencies of our third party relationships which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, or customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. As of December 31, 2022, we had net deferred tax assets of $14.3 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under U.S. generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.
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
During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes‑Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or their effect on our operations. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on NASDAQ Global Market to be suspended or terminated, which could have a negative effect on the trading price of our common stock. In addition, we could become subject to investigations by the SEC, the Board of Governors of the Federal Reserve System, the FDIC, the DFPI or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business, financial condition and results of operations.
Legislative and Regulatory Risks
We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC and the DFPI. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.
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
Future regulatory or legislative changes, including to laws applicable to the financial industry and the U.S. corporate tax code, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply, and could have a material adverse effect on our business, financial condition and results of operations. In addition, any proposed legislative or regulatory changes, including those that could benefit our business, financial condition and results of operations, may not occur on the timeframe that is proposed, or at all, which could result in additional uncertainty for our business.
Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.
The Federal Reserve, the FDIC, and the DFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to (i) enjoin “unsafe or unsound” practices, (ii) require correction of any conditions resulting from any violation or practice, (iii) issue an administrative order that can be judicially enforced, (iv) direct an increase in our capital, (v) restrict our growth, (vi) assess civil money penalties, and (vii) fine or remove officers and directors. If it is determined that such conditions cannot be corrected or there is an imminent risk of loss to depositors, the regulatory agencies may terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.
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
Antidiscrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act (“ECOA”), prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin, among others. Various federal regulatory agencies and departments, including the U.S. Department of Justice and the CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals). These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. Regulatory agencies and private plaintiffs are expected to apply the “disparate impact” theory to both the Fair Housing Act and ECOA in the context of mortgage lending and servicing, among others. To the extent that the “disparate impact” theory continues to apply, it may significantly increase our administrative burdens, compliance requirements and potential liability for failures to comply.
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
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act of 1999 which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, state and federal legislators and regulators in the United States are increasingly adopting or revising data privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information.
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
Since 2019, our board of directors have declared quarterly cash dividends on our common stock and have approved stock repurchase programs that authorized the repurchase of up to 1,870,000 shares of common stock. As of December 31, 2022, we repurchased an aggregate of 1.6 million shares at an average price of $8.58 per share. However, we have no obligation to continue doing so and may change our dividend policy and/or share repurchase program at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends, as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends paid to holders of our common stock and the maintenance of share repurchase program.
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

Under the California Financial Code, no person shall, directly or indirectly, acquire control of a California state bank or its holding company unless the DFPI has approved such acquisition of control. A person would be deemed to have acquired control of the Company if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of the Company or (ii) to direct or cause the direction of the management and policies of the Company. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control the Company.

Federal regulators generally would prohibit any company that is not engaged in financial activities and activities that are permissible for a bank holding company or a financial holding company from acquiring control of the Company. “Control” is generally defined as ownership of 25% or more of the voting stock or other exercise of a controlling influence. In addition, any existing bank holding company would need the prior approval of the Federal Reserve before acquiring 5% or more of our voting stock. The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring control of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, could constitute acquisition of control of the bank holding company.

The foregoing provisions of California and federal law could make it more difficult for a third party to acquire a majority of our outstanding voting stock, by discouraging a hostile bid, or delaying, preventing or deterring a merger, acquisition or tender offer in which our shareholders could receive a premium for their shares, or effect a proxy contest for control of our company or other changes in our management.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Corporate Offices
Our corporate offices are located at 1000 Wilshire Blvd., Los Angeles, California 90017 on the fifth floor of a twenty-two story Class-A type office building. Our corporate office space consists of 19,072 square feet and is subject to a lease which expires in January 2030. The current monthly rent for the fifth floor is $41,430 and is subject to 3.1% annual increases until the lease expires.
Branch Offices

Office	Location
Wilshire Office	1000 Wilshire Blvd.,
Los Angeles, CA 90017
Fashion District Office	747 East 10th Street, 3rd Floor
Los Angeles, CA 90021
Aroma Office	3680 Wilshire Blvd.
Los Angeles, CA 90010
Olympic Office	3030 West Olympic Blvd.
Los Angeles, CA 90006
Western Office	550 South Western Avenue
Los Angeles, CA 90020
Gardena Office	15435 South Western Avenue
Gardena, CA 90249
Buena Park Office	5141 Beach Blvd.
Buena Park, CA 90621
Santa Clara Office	2998 East El Camino Real
Santa Clara, CA 95051
Carrollton Office	2540 Old Denton Road
Carrollton, TX 75006
Cerritos Office	11811 South Street
Cerritos, CA 90703
Spring Mountain Office *	5599 Spring Mountain Road, Suite 100
Las Vegas, Nevada 89146
* We anticipate the Spring Mountain Office to initiate operations in the second quarter of 2023.
Wilshire Office. The Wilshire Office is located on the first floor at 1000 Wilshire Blvd, Los Angeles, California, where our corporate offices are also located. The office consists of 11,115 square feet and is subject to a lease which expires in January 2030. The current monthly rent is $23,453 and is subject to 3.0% annual increases until the lease expires.
Fashion District Office. The Fashion District Office is located on the third floor in a four-story multi-tenant multi-use stand-alone building in Downtown, Los Angeles, California. The office consists of approximately 2,189 square foot and is subject to a lease which expires in June 2027. The current monthly rent is $5,963 and is subject to 3.0% annual increases until the lease expires. We have reserved the right to extend the term of the lease for two additional periods of five years.
Aroma Office. In June 2013, we leased approximately 2,734 square feet on the ground floor in a five-story multi-tenant multi-use stand-alone building located in Koreatown, Los Angeles, California. The current monthly rent is $8,708 and is subject to annual increases equal to the Consumer Price Index (CPI), not to exceed 3.0%, until the lease expires in May 2023. We have reserved the right to extend the term of the lease for two additional periods of five years.

Olympic Office. In April 2014, we leased approximately 3,800 square feet in a one-story shopping strip building. The current monthly rent is $10,322 and is subject to annual CPI adjustments until the lease expires in March 2024. We have reserved the right to extend the term of the lease for two additional periods of five years.
Western Office. In June 2015, we leased a building with approximately 12,450 square feet. The current monthly rent is $49,072 and is subject to 3.0% annual increases until the lease expires in May 2025. We have reserved the right to extend the term of the lease for two additional periods of five years each. The office utilizes approximately 4,000 square feet, and the remaining space, including the common area, is being used by two other departments.
Gardena Office. The Gardena Office is located on the first floor in a two-story multi-tenant, multi-use, stand-alone building. The office consists of approximately 1,520 square feet and is subject to a lease which expires on August 2027. The current monthly rent payment is $5,320 and is subject to 3.0% annual increases until the lease expires.
Buena Park Office. The Buena Park Office is located on a Class-A shopping strip building. The office consists of approximately 3,047 square feet and is subject to a lease which expires on March 2023. We extended the lease for a period of five years until March 2028. The current monthly rent is $11,860 and is subject to annual CPI adjustments until the lease expires. We have reserved the right to extend the term of the lease for an additional period of five years.
Santa Clara Office. In August 2017, we leased approximately 2,678 square feet in a building. The current monthly rent is $10,388 and is subject to annual increases of 3.0% until the lease expires in August 2027. We have reserved the right to extend the term of the lease for two additional periods of five years each.
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
Spring Mountain Office. In December 2022, we leased approximately 2,650 square feet on the corner space of a building located in a newly-built commercial shopping center. The monthly rent is fixed at $10,000 until December 2024 and is subject to annual increases of 3.0% until the lease expires in December 2032. We have reserved the right to extend the term of the lease for two additional periods of five years each.
Loan Production Offices
We maintain loan production offices in Pleasanton, California; Atlanta, Georgia; Aurora, Colorado; and Lynnwood, Washington.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol “OPBK.” As of December 31, 2022, we had 160 record holders of our common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees.

Dividends

On July 28, 2022, the Company increased a quarterly cash dividend to $0.12 per share from $0.10 per share ($0.48 per share on an annualized basis and an annual yield of 4.3% based on a common share price of $11.16 per share at December 31, 2022). We believe that the proposed level of dividends is reasonable based on our review of our overall risk profile, and an evaluation of our current and anticipated capital, asset quality, earnings, liquidity and sensitivity position. However, the amount of dividends to be paid will be subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.
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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock or other securities during the quarter ended December 31, 2022.

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
Our results of operations depend primarily on our net interest income. We drive our income from interest received on our loan portfolio and the fee income we receive in connection with our deposits, and the sale and service of SBA loans. Our major operating expenses are the interest we pay on deposits, the salaries and related benefits we pay our management and staff, and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate eight branches in Los Angeles County and Orange County, California, one branch in Santa Clara County, California, and one branch in Carrollton, Texas. We have four loan production offices in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, and Lynnwood, Washington.
The following significant items are of note as of or for the periods presented:
As of December 31, 2022 compared to as of 2021
•Total assets were $2.09 billion, an increase of $367.8 million, or 21.3%, from $1.73 billion.
•Gross loans were $1.68 billion, an increase of $364.3 million, or 27.7%, from $1.31 billion.
•Total deposits were $1.89 billion, an increase of $351.7 million, or 22.9%, from $1.53 billion.
•Shareholders’ equity was $176.9 million, an increase of $11.7 million, or 7.1%, from $165.2 million.
For the year ended December 31, 2022 compared to 2021
•Net income was $33.3 million or $2.14 per diluted common share, an increase of $4.5 million, or 15.5%, from $28.8 million or $1.88 per diluted common share.
•Net interest income increased to $76.9 million, an increase of $15.9 million, or 26.0%, from $61.0 million.
For the year ended December 31, 2021 compared to 2020
•Net income was $28.8 million or $1.88 per diluted common share, an increase of $15.7 million, or 119.7%, from $13.1 million or $0.85 per diluted common share.
•Net interest income increased to $61.0 million, an increase of $15.7 million, or 34.5%, from $45.4 million.

Selected Financial Data

	As of or For the Year Ended December 31,
($ in thousands, except share and per share data)	2022	2021	2020
Income Statement Data:
Interest income	$88,212	$64,158	$53,656
Interest expense	11,301	3,132	8,292
Net interest income	76,911	61,026	45,364
Provision for loan losses	2,976	522	5,961
Noninterest income	17,619	16,017	10,771
Noninterest expense	44,830	35,865	31,940
Income before income taxes	46,724	40,656	18,234
Income tax expense	13,414	11,816	5,107
Net income	33,310	28,840	13,127
Per Share Data:
Basic income per share	$2.15	$1.89	$0.85
Diluted income per share	$2.14	$1.88	$0.85
Book value per share	$11.59	$10.92	$9.55
Shares of common stock outstanding	15,270,344	15,137,808	15,016,700
Performance Ratios:
Return on average assets	1.74%	1.83%	1.03%
Return on average equity	19.57%	18.90%	9.35%
Yield on total loans	5.25%	4.94%	4.91%
Yield on average earning assets	4.79%	4.23%	4.40%
Cost of average interest bearing liabilities	1.22%	0.42%	1.18%
Cost of deposits	0.65%	0.22%	0.75%
Net interest margin	4.18%	4.02%	3.72%
Efficiency ratio (1)	47.42%	46.55%	56.90%
Balance Sheet Data:
Gross loans receivable	$1,678,292	$1,314,019	$1,099,736
Loans held for sale	44,335	89,428	26,659
Allowance for loan losses	19,241	16,123	15,352
Total assets	2,094,497	1,726,691	1,366,826
Deposits	1,885,771	1,534,066	1,200,090
Shareholders’ equity	176,916	165,222	143,366
Asset Quality Data:
Net charge-offs to average gross loans receivable	0.00%	0.02%	0.00%
Nonperforming loans to gross loans receivable	0.18%	0.24%	0.09%
Allowance for loan losses to nonperforming loans	624.51%	503.84%	1558.58%
Allowance for loan losses to gross loans receivable	1.15%	1.23%	1.40%
Balance Sheet and Capital Ratios:
Gross loans receivable to deposits	89.00%	85.66%	91.64%
Noninterest-bearing deposits to deposits	37.20%	50.50%	43.56%
Average equity to average total assets	8.88%	9.71%	11.06%
Leverage ratio	9.38%	9.58%	10.55%
Common equity tier 1 ratio	11.87%	12.42%	13.56%
Tier 1 risk-based capital ratio	11.87%	12.42%	13.56%
Total risk-based capital ratio	13.06%	13.66%	14.81%

(1)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

Loan Payment Deferrals Related to the COVID-19 Pandemic

In early 2020, we began providing payment deferrals of up to 12 months for our commercial and consumer borrowers who had been adversely impacted by the COVID-19 pandemic and had not been delinquent over 30 days on payments at the time of the borrowers’ deferral requests. For the loans modified under this program, in accordance with the provisions of Section 4013 of the CARES Act and the interagency statement issued by bank regulatory agencies, we elected to not apply troubled debt structuring classification to borrowers who were current as of December 31, 2019. As of December 31, 2022, we had no loan in deferment status, compared to total outstanding loans remaining in deferment status of $5.0 million, or 0.4% of the total portfolio, as of December 31, 2021.

Paycheck Protection Program

Beginning in April 2020, we accepted applications under the PPP administered by the SBA under the CARES Act, as amended by the Economic Aid Act enacted on December 27, 2020 and have originated loans to qualified small businesses. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. To the extent not forgiven, loans are subject to terms of the program. Since the PPP’s inception through December 31, 2022, we have funded $154.5 million, and $154.0 million of principal forgiveness has been provided on qualifying PPP loans. As of December 31, 2022, there were unamortized net deferred fees and unaccreted discounts of $8 thousand to be recognized over the estimated life of the loan as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period.
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

Results of Operations
Net Income

We reported net income for the year ended December 31, 2022 of $33.3 million, compared to net income of $28.8 million for the same period of 2021. The increase was primarily due to a $15.9 million increase in net interest income, partially offset by a $9.0 million increase in noninterest expense and a $2.5 million increase in provision for loan losses.
We reported net income for the year ended December 31, 2021 of $28.8 million, compared to net income of $13.1 million for the same period of 2020. The increase was primarily due to a $15.7 million increase in net interest income and $5.4 million decrease in provision for loan losses, partially offset by a $6.7 million increase in provision for income taxes.

	Year Ended December 31,
($ in thousands)	2022	Change	2021	Change	2020
Interest income	$88,212	$24,054	$64,158	$10,502	$53,656
Interest expense	11,301	8,169	3,132	(5,160)	8,292
Net interest income	76,911	15,885	61,026	15,662	45,364
Provision for (reversal of) loan losses	2,976	2,454	522	(5,439)	5,961
Noninterest income	17,619	1,602	16,017	5,246	10,771
Noninterest expense	44,830	8,965	35,865	3,925	31,940
Income before income tax expense	46,724	6,068	40,656	22,422	18,234
Income tax expense	13,414	1,598	11,816	6,709	5,107
Net income	$33,310	$4,470	$28,840	$15,713	$13,127

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

	Year Ended December 31,
	2022				2021
($ in thousands)	Average Balance		Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in other banks	$79,482		$1,399	1.76%	$132,090	$170	0.13%
Federal funds sold and other investments (1)	11,810		598	5.06	10,755	455	4.23
Available-for-sale debt securities	170,479		3,351	1.97	108,346	1,085	1.00
Total investments	261,771		5,348	2.04	251,191	1,710	0.68
Commercial real estate loans	777,776		37,861	4.87	672,045	30,645	4.56
SBA loans	321,757		24,073	7.48	355,114	21,760	6.13
Commercial and industrial loans	142,630		7,217	5.06	114,628	4,463	3.89
Home mortgage loans	334,984		13,660	4.08	122,465	5,520	4.51
Consumer & other loans	1,071		53	4.95	1,095	60	5.51
Loans (2)	1,578,218	1,578,218	82,864	5.25	1,265,347	62,448	4.94
Total interest-earning assets	1,839,989		88,212	4.79	1,516,538	64,158	4.23
Noninterest-earning assets	76,883				55,201
Total assets	$1,916,872				$1,571,739

Interest-bearing liabilities:
Money market deposits and others	$475,414		$5,305	1.12%	$362,900	$1,134	0.31%
Time deposits	445,169		5,905	1.33	378,585	1,998	0.53
Total interest-bearing deposits	920,583		11,210	1.22	741,485	3,132	0.42
Borrowings	2,089		91	4.36	1,988	—	—
Total interest-bearing liabilities	922,672		11,301	1.22	743,473	3,132	0.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	796,175				656,130
Other noninterest-bearing liabilities	27,829				19,558
Total noninterest-bearing liabilities	824,004				675,688
Shareholders’ equity	170,196				152,578
Total liabilities and shareholders’ equity	$1,916,872				$1,571,739

Net interest income / interest rate spreads			$76,911	3.57%		$61,026	3.81%
Net interest margin				4.18%			4.02%

Cost of deposits				0.65%			0.22%
Cost of funds				0.66%			0.22%

(1)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank (“PCBB”) stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(2)    Average loan balances include non-accrual loans and loans held for sale.

	Year Ended December 31,
	2021			2020
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in other banks	$132,090	$170	0.13%	$81,997	$281	0.34%
Federal funds sold and other investments (1)	10,755	455	4.23	9,853	369	3.74
Available-for-sale debt securities	108,346	1,085	1.00	73,410	1,177	1.60
Total investments	251,191	1,710	0.68	165,260	1,827	1.10
Commercial real estate loans	672,045	30,645	4.56	636,809	30,616	4.81
SBA loans	355,114	20,760	6.13	200,110	11,231	5.61
Commercial and industrial loans	114,628	4,463	3.89	93,490	3,887	4.16
Home mortgage loans	122,465	5,520	4.51	122,195	5,977	4.89
Consumer & other loans	1,095	60	5.51	2,102	118	5.61
Loans (2)	1,265,347	61,448	4.94	1,054,706	51,829	4.94
Total interest-earning assets	1,516,538	63,158	4.23	1,219,966	53,656	4.40
Noninterest-earning assets	55,201			49,224
Total assets	$1,571,739			$1,269,190

Interest-bearing liabilities:
Money market deposits and others	$362,900	$1,134	0.31%	$307,316	$2,174	0.71%
Time deposits	378,585	1,998	0.53	391,667	6,118	1.56
Total interest-bearing deposits	741,485	3,132	0.42	698,983	8,292	1.19
Borrowings	1,988	—	—	5,505	—	—
Total interest-bearing liabilities	743,473	3,132	0.42	704,488	8,292	1.18
Noninterest-bearing liabilities:
Noninterest-bearing deposits	656,130			406,401
Other noninterest-bearing liabilities	19,558			17,889
Total noninterest-bearing liabilities	675,688			424,290
Shareholders’ equity	152,578			140,412
Total liabilities and shareholders’ equity	$1,571,739			$1,269,190

Net interest income / interest rate spreads		$60,026	3.81%		$45,364	3.22%
Net interest margin			4.02%			3.72%

Cost of deposits			0.22%			0.75%
Cost of funds			0.22%			0.75%

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

	Year Ended December 31,
	2022 vs 2021
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(497)	$1,726	$1,229
Federal funds sold and other investments	78	65	143
Available-for-sale debt securities	923	1,343	2,266
Total investments	504	3,134	3,638
Commercial real estate loans	4,983	2,233	7,216
SBA loans	(3,276)	5,589	2,313
Commercial and industrial loans	734	2,020	2,754
Home mortgage loans	8,602	(462)	8,140
Consumer & other loans	(1)	(6)	(7)
Total loans	11,042	9,374	20,416
Total interest-earning assets	11,546	12,508	24,054
Interest-bearing liabilities:
Money market deposits and others	1,159	3,012	4,171
Time deposits	669	3,238	3,907
Total interest-bearing deposits	1,828	6,250	8,078
Borrowings	2	89	91
Total interest-bearing liabilities	1,830	6,339	8,169
Net interest income	$9,716	$6,169	$15,885

	Year Ended December 31,
	2021 vs 2020
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$118	$(229)	$(111)
Federal funds sold and other investments	49	37	86
Available-for-sale debt securities	444	(536)	(92)
Total investments	611	(728)	(117)
Commercial real estate loans	1,650	(1,622)	28
SBA loans	8,959	1,569	10,528
Commercial and industrial loans	851	(275)	576
Home mortgage loans	13	(469)	(456)
Consumer & other loans	(56)	(1)	(57)
Total loans	11,417	(798)	10,619
Total interest-earning assets	12,028	(1,526)	10,502
Interest-bearing liabilities:
Money market deposits and others	261	(1,301)	(1,040)
Time deposits	(162)	(3,958)	(4,120)
Total interest-bearing deposits	99	(5,259)	(5,160)
Borrowings	—	—	—
Total interest-bearing liabilities	99	(5,259)	(5,160)
Net interest income	$11,929	$3,733	$15,662

2022 Compared to 2021

Net interest income increased $15.9 million, or 26.0%, to $76.9 million for the year ended December 31, 2022 from $61.0 million for the same period of 2021, primarily due to higher interest income on loans. A $20.4 million increase in interest income on loans for the year ended December 31, 2022, compared with the same period of 2021, was primarily due to higher average loan balance from loan growth in home mortgage loans, commercial real estate loans, and C&I loans and rate increases in SBA loans, C&I loans and commercial real estate loans.

Average yield on interesting-bearing deposits in other banks was 1.76% for the year ended December 31, 2022, a 163 basis point increase from 0.13% for the same period of 2021, primarily due to the Federal Reserve’s rate increases. Average yield on available-for-sale debt securities was 1.97% for the year ended December 31, 2022, a 97 basis point increase from 1.00% for the same period of 2021, primarily due to purchases of securities that earn higher yields than existing investment portfolio.

Average loan yield was 5.25% for the year ended December 31, 2022, a 31 basis point increase from 4.94% for the same period of 2021. The increase was primarily due to higher average loan balance from loan growth of $212.5 million, $105.7 million and $28.0 million in home mortgage loans, commercial real estate loans, and C&I loans, respectively, and rate increases of 135 basis points in SBA loans, 117 basis points in C&I loans, and 31 basis points in commercial real estate loans.

Average cost of interest-bearing deposits was 1.22% for the year ended December 31, 2022, an 80 basis point increase from 0.42% for the same period of 2021, primarily due to the Federal Reserve’s rate increases. Average cost of deposits was 0.65% for the year ended December 31, 2022, a 43 basis point increase from 0.22% for the same period of 2021, primarily due to the Federal Reserve’s rate increases, partially offset by higher average balance of noninterest-bearing deposits.

Net interest margin was 4.18% for the year ended December 31, 2022, a 16 basis point increase from 4.02% for the same period of 2021, primarily due to a 56 basis point increase in average yield on interest-earning assets.

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
2022 Compared to 2021
The provision for loan losses was $3.0 million for the year ended December 31, 2022, compared to $522 thousand for the same period of 2021. The changes in quantitative reserves from loan growth in real estate and home mortgage loans accounted for an increase of $5.8 million in the provision for loan losses for the year ended December 31, 2022. The changes in quantitative reserves included a $205 thousand decrease in the provision for accrued interest receivables on deferred loans. The changes in qualitative factors, primarily due to improvements in economic conditions and commercial real estate concentration, accounted for a decrease of $2.8 million in the provision for loan losses for the year ended December 31, 2022.
2021 Compared to 2020
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
The allowance for loan losses as a percentage of gross loans was 1.15% and 1.23% as of December 31, 2022 and 2021, respectively.
Noninterest Income
While interest income remains the largest single component of total revenues, noninterest income is also an important component. A portion of our noninterest income is associated with SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Other sources of noninterest income include service charges on deposit.
2022 Compared to 2021
The following table sets forth the various components of our noninterest income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit	$1,675	$1,562	$113	7.2%
Loan servicing fees, net of amortization	2,416	1,953	463	23.7
Gain on sale of loans	12,285	11,313	972	8.6
Other income	1,243	1,189	54	4.5
Total noninterest income	$17,619	$16,017	$1,602	10.0%

Noninterest income for the year ended December 31, 2022 was $17.6 million, an increase of $1.6 million, or 10.0%, compared to $16.0 million for the same period of 2021.
Loan servicing fees, net of amortization, were $2.4 million, for the year ended December 31, 2022, compared to $2.0 million for the same period of 2021. The increase was primarily due to an increase in loan servicing portfolio and lower amortization of loan servicing fees as a result of lower SBA loan payoffs. Our total SBA loan servicing portfolio was $702.1 million as of December 31, 2022, compared to $667.0 as of the same period of 2021.
Gain on sale of loans was $12.3 million for the year ended December 31, 2022, compared to $11.3 million for the same period of 2021, an increase of $1.0 million or 8.6%. The increase was primarily due to higher sales volume partially offset by lower average premium on loan sales. We sold $181.9 million of SBA loans with an average premium of 7.45% for the year ended December 31, 2022, compared to a sale of $110.3 million of SBA loans with an average premium of 11.04% in the same period of 2021.

2021 Compared to 2020
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

Noninterest Expense
2022 Compared to 2021
The following table sets forth the major components of our noninterest expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$27,189	$21,253	$5,936	27.9%
Occupancy and equipment	5,964	5,213	751	14.4
Data processing and communication	2,085	2,000	85	4.3
Professional fees	1,620	1,192	428	35.9
FDIC insurance and regulatory assessments	813	583	230	39.5
Promotion and advertising	543	684	(141)	(20.6)
Directors' fees	682	593	89	15.0
Foundation donation and other contributions	3,393	2,890	503	17.4
Other expenses	2,541	1,457	1,084	74.4
Total noninterest expense	$44,830	$35,865	$8,965	25.0%

Noninterest expense for the year ended December 31, 2022 was $44.8 million, compared with $35.9 million for the same period of 2021, an increase of $9.0 million, or 25.0%.
Salaries and employee benefits expense for the year ended December 31, 2022 was $27.2 million, compared to $21.3 million for the same period of 2021, an increase of $5.9 million, or 27.9%. The increase was primarily due to increased salaries as a result of additional employees to support continued growth of the Company. The average number of full-time equivalent employees was 207.2 in 2022 compared to 181.5 in 2021.
Professional fees for the year ended December 31, 2022 was $1.6 million, compared to $1.2 million for the same period of 2021, an increase of $428 thousand, or 35.9%. The increase was primarily due to increases in accounting fees and other consulting fees.
Occupancy and equipment expense for the year ended December 31, 2022 was $6.0 million, compared to $5.2 million for the same period of 2021, an increase of $751 thousand, or 14.4%. The increase was primarily due to a new branch opened in the first quarter of 2022 and increased equipment expense to support our continued growth.
Foundation donation and other contributions for the year ended December 31, 2022 were $3.4 million, compared to $2.9 million for the same period of 2021, an increase of $503 thousand, or 17.4%. The increase was primarily due to higher donation accruals for Open Stewardship Foundation as a result of higher net income.
Other expenses for the year ended December 31, 2022 were $2.5 million, compared to $1.5 million for the same period of 2021, an increase of $1.1 million, or 74.4%. The increase were primarily due to an increase in business development expense.

2021 Compared to 2020
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

Income Tax Expense
Income tax expense was $13.4 million for the year ended December 31, 2022, compared to $11.8 million for the same period of 2021. The increase was primarily due to higher tax provision as a result of higher net income. Effective tax rates were 28.7% and 29.1% for the years ended December 31, 2022 and 2021, respectively.
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

We recognized net deferred tax assets of $14.3 million and $8.4 million as of December 31, 2022, and 2021, respectively.

After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets as of December 31, 2022 and 2021 will be fully realized in future years.
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
All securities in our investment portfolio were classified as available-for-sale as of December 31, 2022. There were no held-to-maturity or trading securities in our investment portfolio as of December 31, 2022. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities.
Securities available-for-sale increased $59.4 million, or 39.5%, to $209.8 million at December 31, 2022 from $150.4 million at December 31, 2021, primarily due to purchases of $115.8 million, partially offset by principal paydowns of $32.2 million and an increase in unrealized loss of $23.6 million for the year ended December 31, 2022. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of December 31, 2022 and 2021.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented.

	December 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$55,189	$49,764	$(5,425)	$37,555	$37,412	$(143)
Residential collateralized mortgage obligations	179,953	160,045	(19,908)	114,588	113,032	(1,556)
Total available-for-sale debt securities	$235,142	$209,809	$(25,333)	$152,143	$150,444	$(1,699)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2022, we evaluated the securities which had an unrealized loss for other than temporary impairment (“OTTI”) and determined all decline in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$933	2.25%	$1,631	2.10%	$52,625	2.27%
Residential collateralized mortgage obligations	—	—	366	1.81	615	2.11	178,972	2.79
Total available-for-sale debt securities	$—	—%	$1,299	2.13%	$2,246	2.10%	$231,597	2.67%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	December 31, 2022		December 31, 2021
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$842,208	50.1%	$701,450	53.3%
SBA loan - real estate	221,340	13.2	220,099	16.8
SBA loan - non-real estate	13,377	0.8	55,759	4.2
Commercial and industrial	116,951	7.0	162,543	12.4
Home mortgage	482,949	28.8	173,303	13.2
Consumer	1,467	0.1	865	0.1
Gross loans receivable	1,678,292	100.0%	1,314,019	100.0%
Allowance for loan losses	(19,241)		(16,123)
Loans receivable, net (1)	$1,659,051		$1,297,896

(1)     Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $160 thousand and $7.0 million as of December 31, 2022 and 2021, respectively.
Gross loans increased $364.3 million, or 27.7%, to $1.68 billion as of December 31, 2022, compared to $1.31 billion as of December 31, 2021. The increase was primarily attributable to new loan production of $661.8 million and home mortgage loan purchases of $225.1 million, partially offset by loan payoffs and paydowns of $254.8 million and SBA loan sales of $182.3 million.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of December 31, 20221 and 2021:

	December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$27,735	$33,894	$387,902	$116,088	$248,812	$27,777	$842,208
SBA loans—real estate	—	—	—	34	—	221,306	221,340
SBA loan—non- real estate	—	75	442	3,964	—	8,896	13,377
Commercial and industrial	8,905	27,917	1,611	28,082	31,185	19,251	116,951
Home mortgage	—	—	—	—	465,749	17,200	482,949
Consumer	—	1,136	—	331	—	—	1,467
Gross loans	$36,640	$63,022	$389,955	$148,499	$745,746	$294,430	$1,678,292

	December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$32,142	$64,919	$317,631	$116,053	$132,727	$37,978	$701,450
SBA loans—real estate	—	—	—	42	395	219,662	220,099
SBA loan—non- real estate	612	128	39,995	5,147	—	9,877	55,759
Commercial and industrial	13,886	66,111	193	43,207	22,885	16,261	162,543
Home mortgage	—	—	—	—	154,864	18,439	173,303
Consumer	—	216	—	649	—	—	865
Gross loans	$46,640	$131,374	$357,819	$165,098	$310,871	$302,217	$1,314,019

Our loan portfolio is concentrated in commercial real estate with the remaining balances in SBA loans (unguaranteed portion and PPP loans), home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio.

However, 92.1% of our gross loans were secured by real property as of December 31, 2022, compared to 83.3% as of December 31, 2021.
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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $842.2 million at December 31, 2022 compared to $701.5 million at December 31, 2021. During the year ended December 31, 2022, we originated $200.1 million of commercial real estate loans. As of December 31, 2022, approximately 78.9% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of December 31, 2022, our average loan to value for commercial real estate loans was 51%.
Loans — SBA Loans: We are designated as an SBA Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and included in our commercial real estate Concentration Guidance.
As of December 31, 2022, our SBA portfolio totaled $234.7 million, including $442 thousand of SBA PPP loans, compared to $275.9 million, including $40.6 million of SBA PPP loans as of December 31, 2021. We originated $192.1 million for the year ended December 31, 2022. We sold SBA loans of $181.9 million with 7.45% average premium and $110.3 million with 11.04% average premium during the years ended December 31, 2022 and 2021, respectively.
From our total SBA loan portfolio, $221.3 million is secured by real estate and $13.4 million is unsecured or secured by business assets as of December 31, 2022.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $117.0 million as of December 31, 2022, compared to $162.5 million as of December 31, 2021. We originated $115.1 million for the year ended December 31, 2022.
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
Home mortgage loans totaled $482.9 million as of December 31, 2022, compared to $173.3 million as of December 31, 2021. For the year ended December 31, 2022, we originated $150.2 million of home mortgage loans and purchased $185.8 million of home mortgage loans from third party mortgage originators.

Loan Servicing

As of December 31, 2022, 2021 and 2020, we serviced $702.1 million, $667.0 million and $388.8 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Beginning balance	$12,720	$7,360	$7,024
Additions from loans sold with servicing retained	4,424	2,799	2,073
Additions from purchase of servicing rights	—	6,097	—
Amortized to expense	(4,385)	(3,536)	(1,737)
Ending balance	$12,759	$12,720	$7,360

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
The allowance for loan losses was $19.2 million at December 31, 2022, compared to $16.1 million at December 31, 2021. The provision for loan losses was $3.0 million for the twelve months ended December 31, 2022, compared to $522 thousand for the same period in 2021. The $3.0 million in provision for loan losses was primarily due to an increase of $5.8 million in quantitative reserves from loan growth in real estate and home mortgage loans, partially offset by a decrease of $2.8 million in qualitative assessments of our loan portfolio. The changes in qualitative factors were primarily due to improvements in economic conditions and commercial real estate concentration.
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
Analysis of the Allowance for Loan Losses

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs, by category, for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
($ in thousands)	Beginning	(Reversal) Provision (1)	Charge-offs	Recoveries	Ending
Commercial real estate	$8,150	$(1,199)	$—	$—	$6,951
SBA loans—real estate	2,022	(409)	(14)	8	1,607
SBA loan—non- real estate	199	66	(127)	69	207
Commercial and industrial	2,848	(1,205)	—	—	1,643
Home mortgage	2,891	5,935	—	—	8,826
Consumer	13	(7)	—	1	7
Total	$16,123	$3,181	$(141)	$78	$19,241
Gross loans (2)					$1,678,292
Allowance for loan losses to gross loans					1.15%
Average loans (2)					$1,509,067
Net (recoveries) charge-offs to average gross loans					0.00%

	Year Ended December 31, 2021
($ in thousands)	Beginning	(Reversal) Provision (1)	Charge-offs	Recoveries	Ending
Commercial real estate	$8,505	$(355)	$—	$—	$8,150
SBA loans—real estate	1,802	279	(59)	—	2,022
SBA loan—non- real estate	278	54	(136)	3	199
Commercial and industrial	2,563	285	—	—	2,848
Home mortgage	2,185	706	—	—	2,891
Consumer	19	(10)	—	4	13
Total	$15,352	$959	$(195)	$7	$16,123
Gross loans (2)					$1,314,019
Allowance for loan losses to gross loans					1.23%
Average loans (2)					$1,200,367
Net (recoveries) charge-offs to average gross loans					0.02%

	Year Ended December 31, 2020
($ in thousands)	Beginning	Provision (Reversal)(1)	Charge-offs	Recoveries	Ending
Commercial real estate	$6,000	$2,505	$—	$—	$8,505
SBA loans—real estate	939	863	—	—	1,802
SBA loan—non- real estate	121	174	(45)	28	278
Commercial and industrial	1,289	1,274	—	—	2,563
Home mortgage	1,667	518	—	—	2,185
Consumer	34	(16)	—	1	19
Total	$10,050	$5,318	$(45)	$29	$15,352
Gross loans (2)					$1,099,736
Allowance for loan losses to gross loans					1.40%
Average loans (2)					$1,038,387
Net (recoveries) charge-offs to average gross loans					0.00%

(1)Excludes (reversal of) provision for uncollectible accrued interest receivable of $(205) thousand, $(438) thousand, and $643 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Excludes loans held for sale.

The following table presents an allocation of the allowance for loan losses by portfolio as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$6,951	36.1%	$8,150	50.5%
SBA loans—real estate	1,607	8.4	2,022	12.5
SBA loan—non- real estate	207	1.1	199	1.2
Commercial and industrial	1,643	8.5	2,848	17.7
Home mortgage	8,826	45.9	2,891	17.9
Consumer	7	—	13	0.1
Total	$19,241	100.0%	$16,123	100.0%

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
Nonperforming loans were $3.1 million at December 31, 2022, compared to $3.2 million at December 31, 2021. As of December 31, 2022 and 2021, nonaccrual loans of $1.0 million and $1.0 million, respectively were the guaranteed portion of SBA loans.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO as of December 31, 2022 and 2021.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

	December 31,
($ in thousands)	2022	2021
Nonaccrual loans	$2,639	$3,000
Past due loans 90 days or more and still accruing	442	200
Accruing troubled debt restructured loans	—	—
Total nonperforming loans	3,081	3,200
Other real estate owned	—	—
Total nonperforming assets	$3,081	$3,200
Nonperforming loans to gross loans	0.18%	0.24%
Nonperforming assets to total assets	0.15%	0.19%
Allowance for loan losses to nonperforming loans	625%	504%

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

The following table show the composition of deposits by type as of the dates presented:

	As of December 31,
	2022		2021		2020
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$701,584	37.2%	$774,754	50.5%	$522,754	43.6%
Interest-bearing:
Money market and others	526,321	27.9	380,226	24.8	328,323	27.4
Time deposits (more than $250,000)	356,197	18.9	207,288	13.5	200,210	16.7
Time deposits ($250,000 or less)	301,669	16.0	171,798	11.2	148,803	12.4
Total interest-bearing	1,184,187	62.8	759,312	49.5	677,336	56.4
Total deposits	$1,885,771	100.0%	$1,534,066	100.0%	$1,200,090	100.0%

The following tables set forth the maturity of time deposits as of December 31, 2022:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits (more than $250)	$82,676	$26,156	$245,076	$2,289	$356,197
Time deposits ($250 or less)	36,551	50,759	189,324	25,035	301,669
Total time deposits	$119,227	$76,915	$434,400	$27,324	$657,866

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of December 31, 2022 and 2021, we had maximum borrowing capacity from the FHLB of $582.8 million and $417.6 million, respectively. We had no borrowing from FHLB as of December 31, 2022 and 2021.
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

Deposits are the primarily funding source for the Bank. Deposits provide a stable source of funding and reduce the Company's reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of dates presented:

	As of December 31,
($ in thousands)	2022	2021
Deposits	$1,885,771	$1,534,066
Deposits as a % of total liabilities	98.3%	98.2%
Loans, net	$1,659,051	$1,297,896
Loans-to-deposits ratio	88.0%	84.6%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of December 31, 2022 and 2021. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $175.6 million and $141.6 million.. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $254.7 million and $240.6 million as of December 31, 2022 and 2021, respectively. We did not have any borrowings outstanding with the Federal Reserve as of December 31, 2022 or 2021, and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $440.4 million of additional borrowing availability with the FHLB as of December 31, 2022. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
The Company maintains liquidity in the form of cash and cash equivalents, and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company's liquid assets as of dates presented:

	As of December 31,
($ in thousands)	2022	2021
Cash and cash equivalents	$82,972	$115,459
AFS debt securities	209,809	150,444
Total liquid assets	$292,781	$265,903

The following tables summarizes short- and long-term material cash requirements as of December 31, 2022, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity (1)	Total
Deposits (2)	$630,543	$26,822	$501	$—	$1,227,905	$1,885,771
Operating lease commitments	2,467	4,077	3,857	3,473	—	13,874
Commitments to fund investment for Low Income Housing Tax Credit	3,793	4,437	45	362	111	8,748
Total contractual obligations	$636,803	$35,336	$4,403	$3,835	$1,228,016	$1,908,393

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2022 and 2021. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of December 31, 2022, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2022 that management believes would change this classification.

As of December 31, 2022	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$213,862	13.06%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	211,981	12.94%	$131,020	8.00%	$163,775	10.00%	$171,964	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	11.75%	98,265	6.00	131,020	8.00	139,209	8.50
CET1 capital (to risk-weighted assets)
Consolidated	194,358	11.87%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	11.75%	73,699	4.50	106,454	6.50	114,642	7.00
Tier 1 leverage (to average assets)
Consolidated	194,358	9.38%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	9.29%	82,836	4.00	103,545	5.00	82,836	4.00

(1)    The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

As of December 31, 2021	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$182,439	13.66%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	179,882	13.47	$106,857	8.00%	$133,572	10.00%	$140,250	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	165,944	12.42	N/A	N/A	N/A	N/A	N/A	N/A
Bank	163,387	12.23	80,143	6.00	106,857	8.00	113,536	8.50
CET1 capital (to risk-weighted assets)
Consolidated	165,944	12.42	N/A	N/A	N/A	N/A	N/A	N/A
Bank	163,387	12.23	60,107	4.50	86,822	6.50	93,500	7.00
Tier 1 leverage (to average assets)
Consolidated	165,944	9.58	N/A	N/A	N/A	N/A	N/A	N/A
Bank	163,387	9.44	69,266	4.00	86,582	5.00	69,266	4.00

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2022, 2021 and 2020 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points over 12 months.

	Net Interest Sensitivity			Economic Value of Equity Sensitivity
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
+400 basis points	(1.23)%	26.96%	30.27%	(66.09)%	(8.18)%	10.14%
+300 basis points	0.12%	21.44%	23.87%	(42.72)%	0.62%	12.73%
+200 basis points	1.13%	15.15%	16.85%	(23.29)%	6.11%	13.55%
+100 basis points	0.97%	8.07%	8.99%	(9.11)%	6.92%	11.14%
-100 basis points	(0.94)%	(1.86)%	—%	(1.78)%	(23.05)%	(20.87)%
-200 basis points	(0.70)%	(2.64)%	(0.21)%	(7.31)%	(39.80)%	(27.55)%
-300 basis points	(3.24)%	(2.92)%	(0.43)%	(18.42)%	(42.11)%	(31.07)%

Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 is contained on pages F-1 through F-38 of this 10-K and are incorporated herein by reference.
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
Pursuant to OP Bancorp’s Articles of Incorporation and Bylaws, our Board of Directors is authorized to have not less than seven members nor more than 13 members, and is currently comprised of seven members. The exact number of directors may be fixed from time to time within the range set forth in our Bylaws or amendment thereof duly adopted by the vote of a majority of the shares entitled to vote represented at a duly held meeting at which a quorum is present, or by the written consent of the holders of a majority of the outstanding shares entitled to vote, or by resolution of our Board. Our Board of Directors has affirmatively determined that six of our seven current directors qualify as independent directors based upon the rules of the Nasdaq Stock Market and the SEC. There are no arrangements or understandings between any of the directors and any other person pursuant to which he or she was selected as a director.
The following provides biographical information for our directors, including their names, ages and year in which they began serving as a director of the Company. All of the directors of Open Bank became members of the OP Bancorp board of directors when we reorganized into our present bank holding company structure in 2016. The age indicated in each director’s biography is as of December 31, 2022.
Brian Choi. Mr. Choi, age 72, a director of the Bank since 2008, has served as the Chairman of the Board of the Bank since 2010, and OP Bancorp since 2016. Mr. Choi has served as Chairman and Chief Executive Officer of Universal Financing Corporation since 1991, and as Chairman and Chief Executive Officer of Ehese Investments, LLC since 2001. Mr. Choi has previous experience as a bank director with Alaska First Bank & Trust (formerly First Interstate Bank of Alaska) where he served on the Board from 1999 through 2008. He was the president of the Korean Community of Anchorage, Alaska from 2003 to 2004. He was the President of the Korean Christian Businessmen’s Committee of North America from 2006 to 2008. He also served as the President of the Federation of Korean American Association of Northwest States of United States of America, which included Oregon, Washington, Idaho, Montana, and Alaska from 2010 to 2012. Mr. Choi is a graduate of Korea University where he received a Bachelor of Science in Political Science and Foreign Relations. Mr. Choi contributes to the Board over 21 years of leadership and substantial experience in the community banking industry. He brings a wide-ranging understanding of the bank management, finance and operations. His leadership ability, judgment and prior business executive experience led the Board to elect him as Chairman of the Board.
Ernest E. Dow. Mr. Dow, age 73, has served as a member of the Board since the founding of the Bank in 2005. He is a retired Certified Public Accountant and has been a Principal of Dow & Sohn CPAs for 15 years. He has maintained his accounting practice for over 38 years providing accounting, auditing, tax and business consulting services for international and local companies operating in Southern California. Mr. Dow served as a director for Pacific Union Bank from May 2003 until the bank’s acquisition by Hanmi Bank in April 2004. Mr. Dow is a member of the California Society of Certified Public Accountants. Mr. Dow obtained his Bachelor of Science from California State University, Northridge, in 1976. Mr. Dow’s significant accounting experience provides among other things in-depth knowledge of generally accepted accounting principles and auditing standards to the Board. Mr. Dow was a member of Choi Dow Ivan Hong & Lee Accountancy Corporation (“CDIH&L”) from August 1992 to December 2007. He is particularly suited to serve as Chair of the audit committee.

Soo Hun Jung, M.D. Dr. Jung, age 73, has served as a Board member since the founding of the Bank in 2005. He is a medical doctor who has been in private medical practice since 1982. Dr. Jung obtained his medical degree from Pusan National University College of Medicine, Pusan, South Korea, in 1975. He subsequently completed his general surgery internship at Mount Sinai Hospital, New York, in 1979 and his internal medicine residency at Hospital of the Good Samaritan (affiliated with U.S.C. Medical School) Los Angeles, in 1982. Dr. Jung is affiliated with various hospitals and medical associations. He is a Member of the Board of Good Samaritan Medical Practice Association; Good Samaritan

Hospital, and Korean-American Medical Group. In addition, he is a member of American Medical Association, American College of Physicians, and Korean Medical Association. He serves as Clinical Assistant Professor of Medicine for U.S.C. School of Medicine. As a long-term member of the Board, Mr. Jung has a broad-based understanding of the Company and the Bank and is deeply committed to the community through his medical practice and affiliations with medical organizations and associations.
Min J. Kim. Ms. Kim, age 63, has served as the President and Chief Executive Officer and a member of the Board of the Company and the Bank since April 2010. She has over 39 years of banking experience in the Korean banking community. Prior to joining the Bank, she served as Chief Executive Officer and President of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc) for three and half years assuming those positions in 2006. From 1996 to March 2006, Ms. Kim served in various executive positions with Nara Bancorp and Nara Bank, including Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, and Senior Vice President and Chief Credit Administrator. Prior to joining Nara Bancorp and Nara Bank in 1995, Ms. Kim served in numerous positions with Hanmi Bank, including Vice President and Manager of the Western Street Branch of Hanmi Bank in Los Angeles from 1985 to 1995. Ms. Kim has a Bachelor of Sciences degree in Finance from the University of Southern California. Ms. Kim contributes to the Board her breadth of knowledge of the Company’s bank business, markets, community and culture. She provides the Board with an overall perspective of all facets of the Company’s business, financial condition and strategic direction.
Ock Hee Kim. Mrs. Kim, age 81, has served as a member of the Board since the founding of the Bank in 2005. She was the owner of Lily’s Dress Co., an apparel manufacturing company she founded in 1974 for 30 years. Mrs. Kim is actively involved in the L.A. Central Lions Club. Mrs. Kim serves as a deaconess in Torrance Presbyterian Church. Mrs. Kim obtained her Bachelor of Arts degree in Music from Kyung Hee University in Seoul, Korea. Ms. Kim brings a valuable perspective to the Board as result of her over 30 years of experience in the apparel and garment business which is an important industry in our downtown Los Angeles and Koreatown marketing areas, as well as and her involvement in local community activities.
Myung Ja (Susan) Park. Ms. Park, age 74, has served as a Board member since the founding of the Bank in 2005. She is the owner and President of LP Royal Import LLC, an importer and national distributor of craft and wedding accessories. Ms. Park is also the current President of Park & Park, a property investment company. She is previously the President of Royal Accessories, an importer of artificial flowers and bridal accessories, a company she founded in 1986. From 1977 to 2003, Ms. Park was the sole shareholder and Chief Executive Officer of Showroom 3, Inc., a manufacturer of wedding accessories based in China. Over that same time period, Ms. Park was co-owner of B. B. World Corp, a leading importer/exporter and nationwide distributor of artificial flowers and wedding accessories. Ms. Park has been an active member of her community and served as the Vice President of the Korean Business and Professional Women’s Association. She also served as the Chairwoman of the Fundraising Board of the Children of Afghanistan Relief Initiative for World Vision. Ms. Park contributes to the Board over 40 years of experience and knowledge of the import/export business, and is passionate about serving the needs of the Korean-American community.
Yong Sin Shin. Ms. Shin, age 63, has served as a Board member since the founding of the Bank in 2005. She is the President and Secretary of CJS Groups Inc (DBA Bicici & Coty Fashion), an apparel manufacturer and wholesaler in Los Angeles, California which she founded in 1994. Ms. Shin was a fashion designer and co-manager of Coty Fashion in Sao Paulo, Brazil, from 1985 to 1994. Ms. Shin obtained her Bachelor of Science in Dietary Nutrition from University of Sao Paulo, Sao Paulo, Brazil, in 1982. Ms. Shin co-founded her own manufacturing and wholesale business in Los Angeles, California and contributes to the Board her substantial business acumen developed though years of proven entrepreneurial success. Also as an active member of the Korean American Chamber of Commerce in Los Angeles she brings to the Board various business and cultural insights from the local community.
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
Risk Management and Oversight
The Board of Directors has ultimate authority and responsibility for overseeing our risk management. The Board of Directors monitors, reviews and reacts to material enterprise risks identified by management. The Board receives specific reports from executive management on financial, credit, liquidity, interest rate, capital, operational, legal compliance and reputation risks and the degree of exposure to those risks. The Board helps ensure that management is properly focused on risk by, among other things, reviewing and discussing the performance of senior management and business line leaders. Board committees have responsibility for risk oversight in specific areas. The Audit Committee oversees financial, accounting and internal control risk management policies. The Human Resources & Compensation Committee assesses and monitors risks in our compensation program. The Nomination & Governance Committee oversees the nomination and evaluation of the Board and is responsible for overseeing our corporate governance principles. The Bank’s Risk and Compliance Committee oversees the risk and compliance programs, adherence to management policies and procedures, compliance with regulatory requirements and information technology strategies and activities. The Bank's Chief Risk Officer reports to the Bank's Risk and Compliance Committee. The Bank’s Loan & Credit Policy Committee is primarily responsible for credit and other risks arising in connection with our lending activities, which includes overseeing management committees that also address these risks. The Bank’s Asset/Liability Management Committee monitors our interest rate risk, with the goal of structuring our asset-liability composition to maximize net interest income while minimizing the adverse impact of changes in interest rates on net interest income and capital.
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

Each member of the Audit Committee meets the independence criteria as defined by applicable rules and regulations of the SEC for audit committee membership and is independent and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The members of the Audit Committee are Brian Choi, Ernest E. Dow (committee chair), Soo Hun Jung, M.D., Ock Hee Kim, Myung Ja (Susan) Park, and Yong Sin Shin. The Audit Committee met twelve times in 2022.
In 2022, the Board of Directors has determined that Ernest E. Dow has: (i) an understanding of generally accepted accounting principles and financial statements; (ii) an ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) an experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.
Therefore, in 2022, the Board determined that Mr. Dow meets the definition of “audit committee financial expert” under the applicable rules and regulations of the SEC and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”). The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.
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
The members of the Human Resources & Compensation Committee are Brian Choi, Ernest E. Dow, Soo Hun Jung, M.D. (committee chair), Ock Hee Kim, Myung Ja (Susan) Park, and Yong Sin Shin. The Committee met eight times in 2022.
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
The members of the Nomination & Governance Committee are Brian Choi (committee chair), Ernest E. Dow, Soo Hun Jung, M.D, Ock Hee Kim, Myung Ja (Susan) Park, and Yong Sin Shin. The Committee met four times during 2022.
EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth certain information regarding our executive officers, including their names, ages and positions:

Name	Age	Position
Min J. Kim	63	President and Chief Executive Officer of the Company and the Bank
Christine Y. Oh	55	Executive Vice President and Chief Financial Officer of the Company and the Bank
Sang K. Oh	50	Executive Vice President and Chief Credit Officer of the Company and the Bank
Ki Won Yoon	62	Executive Vice President and Chief Lending Officer of the Bank
Ihnsuk J. Bang	56	Executive Vice President and Chief Banking Officer of the Bank
Ryan Shin	49	Executive Vice President and Chief SBA Officer of the Bank
Jae H. Park	44	Executive Vice President and Chief Risk Officer of the Bank

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
Christine Y. Oh. Ms. Oh was appointed Executive Vice President and Chief Financial Officer of the Bank in July 2010 and of the Company in March 2016. Ms. Oh has over 31 years of banking experience. Prior to joining the Bank, from January 2010 to July 2010 she served as Interim Chief Financial Officer and Controller of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc), headquartered in Los Angeles, California. Prior to assuming those positions, Ms. Oh served as Senior Vice President and Controller of Nara Bancorp and Nara Bank. Ms. Oh served as Interim Chief Financial Officer of Nara Bancorp and Nara Bank from March 2005 to July 2005. She joined Nara Bank in 1993. Prior to joining Nara Bank, Ms. Oh was a credit analyst at Center Bank where she started her banking in 1991. She has been serving as a director at Korean-American Family Services, a non-profit organization since 2014. Ms. Oh has a Bachelor of Science in Accounting from California State University, Northridge.
Sang K. Oh. Mr. Oh has served as Executive Vice President and Chief Credit Officer of the Company and the Bank since October 2020. Mr. Oh has over 25 years of banking experience, all with Bank of Hope, Los Angeles, California. Prior to joining the Bank, he served as Senior Vice President and Senior Credit Administrator at Bank of Hope since 2007, and served in a various senior lending positions with Bank of Hope since 1997. Mr. Oh has a Bachelor of Arts in Business Economics with Minor in Accounting from the University of California, Los Angeles, and a graduate of Pacific Coast Banking School.
Ki Won Yoon. Ms. Yoon has served as Executive Vice President and Chief Lending Officer since October 2013. Ms. Yoon has over 34 years of relevant lending experience, with strong ties in the Korean-American business community. Prior to joining Open Bank, Ms. Yoon was District Manager at BBCN Bank (now Bank of Hope and Hope Bancorp Inc),

which she joined in 1999, and where she managed a loan portfolio of over $450 million. Ms. Yoon has a Bachelor of Arts in Food & Nutrition from Sook Myung Women’s University and a graduate of Pacific Coast Banking School.
Ihnsuk J. Bang. Mr. Bang has served as Executive Vice President and Chief Banking Officer of the Bank since October 2020. Mr. Bang has over 23 years of lending experience. Prior to joining the Bank, he served as President at Hana Small Business Lending, Inc., a nationally ranked, non-bank SBA lender, since 2011, and served in various senior lending positions with Hanmi Bank, Wells Fargo Bank, and Bank of Hope from 1991 through 2003. Mr. Bang has a Bachelor of Arts in Business Economics with Minor in Mathematics from the University of California, Santa Cruz, and a Master’s in Business Administration in Finance from the Marshall School of Business at the University of Southern California.
Ryan Shin. Mr. Shin has served as Executive Vice President and Chief SBA Officer of the Bank since February 2022. Mr. Shin has over 24 years of banking experience including 12 years as Senior Vice President & SBA Manager of Open Bank during which he led the Bank’s SBA lending by establishing the department structure and expanding the loan production. Prior to joining the Bank, he served as Senior Vice President & SBA Manager of US Metro Bank, Mirae Bank and Pacific Union Bank. Mr. Shin has a Bachelor of Science in Business Administration with Accounting concentration from California State University, Fullerton.
Jae H. Park. Mr. Park joined the Bank as Executive Vice President and Chief Risk Officer in June 2022, bringing with him two decades of banking experience and specialized expertise in regulatory compliance, anti-money laundering/bank secrecy act, Community Reinvestment Act, and risk management. Prior to his current role, Mr. Park served as Executive Vice President and Chief Risk Officer at Sunwest Bank and EVP/Chief Compliance Officer at First Choice Bank. He holds a Bachelor of Arts degree in Mathematics from the University of Washington and has completed the Executive Leadership Training from University of Washington Foster School of Business Executive Education, as well as the Pacific Coast Banking School. Mr. Park's professional credentials include Certified Regulatory Compliance Manager (CRCM), Certified Advanced AML Audit Specialist (CAMS-Audit), Certified AML and Fraud Professional (CAFP), and Certified Information Privacy Professional (CIPP/US).
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
Board of Directors
Board Independence
In 2022, six out of seven members of the Board of Directors were independent directors, as defined by the applicable rules and regulations of the Nasdaq Stock Market, as follows:
Brian Choi, Chairman of the Board
Ernest E. Dow
Soo Hun Jung, M.D.
Ock Hee Kim
Myung Ja (Susan) Park
Yong Sin Shin
Board and Committee Meeting Attendance
During the fiscal year ended December 31, 2022, our Board of Directors held a total of thirteen meetings. Each incumbent director who was a director during 2022 attended each such meeting and each meeting held by the standing committees of the Board on which such director served.
Director Attendance at Annual Meetings of Shareholders
The Board believes it is important for all directors to attend the Annual Meeting of Shareholders in order to show their support for the Company and to provide an opportunity for shareholders to communicate any concerns to them. The Company’s policy is to encourage, but not require, attendance by each director at the Company’s Annual Meeting of

Shareholders. All of the directors of the Company are encouraged to attend the Annual Meeting of Shareholders and at the 2022 Annual Meeting of Shareholders all of our directors were in attendance.
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

Item 11. Executive Compensation.

The following table sets forth information regarding the compensation paid, awarded to, or earned for our fiscal years ended December 31, 2022 and 2021 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards	Non Equity Incentive Plan Compensation (2)	Other Compensation ($) (3)	Total Compensation ($)
Min J. Kim	2022	$509,984	$—	$560,000	$20,700	$1,090,684
President and Chief Executive Officer	2021	525,486	635,768	550,000	19,800	1,731,054

Christine Y. Oh	2022	294,340	129,000 (1)	140,000	20,060	583,400
Executive Vice President and Chief Financial Officer	2021	303,288	—	140,000	19,863	463,151

Sang K. Oh	2022	250,673	—	114,000	17,362	382,035
Executive Vice President and Chief Credit Officer	2021	260,417	445,500	112,000	16,775	834,692

Ihnsuk J. Bang	2022	240,646	—	102,000	16,839	359,485
Executive Vice President and Chief Banking Officer	2021	250,000	445,500	105,000	16,200	816,700

(1)On February 24, 2022, the Company granted 10,000 shares of stock awards to Ms. Oh. The grant date fair value was based on the number of shares granted and the closing price of the Company's stock on the grant date, which was $12.90.
(2)Cash bonuses awarded under the Company's Management Incentive Plan, described below. Amounts for 2022 were determined and paid in March 2023.
(3)Other Compensation for the named executive officers for our fiscal year ended December 31, 2022 includes the following:

Name	Perquisites (i)	Company 401(k) Match (ii)	Total “Other Compensation”
Min J. Kim	$2,400	$18,300	$20,700
Christine Y. Oh	2,400	17,660	20,060
Sang K. Oh	2,400	14,962	17,362
Ihnsuk J. Bang	2,400	14,439	16,839

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
2022 Risk Assessment
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

Chief Executive Officer Agreement

On November 1, 2017, we entered into an employment agreement with Ms. Kim, our President and Chief Executive Officer. The agreement provides for an initial three-year term and automatically renewal each subsequent year for a one-year term thereafter unless terminated by either party upon 45 days written notice prior to the end of the then-current term. An addendum to this agreement was executed on June 24, 2021, which extended the initial term to December 31, 2024. Under the terms of the agreement, Ms. Kim was initially entitled to an annual base salary of $410,000 subject to annual minimum increases of 3%, the actual amount as determined by the Board of Directors’ annual review of executive salaries. Her salary was last increased to $523,872 in April 2022. In addition to her salary, she is eligible to participate in the annual Management Incentive Plan, and will be entitled to equity award grants in accordance with the Company’s equity incentive plans and as approved by the Board of Directors. The Company provides Ms. Kim, at the same level of cost to other employees, group life, health, accident and disability insurance coverage for herself and her dependents. She is entitled to six weeks paid vacation annually. She received an automobile allowance in the amount of $1,200 per month in 2018 and for the first quarter of 2019. Effective April 2019, the monthly automobile allowance in the amount of $1,200 was rolled into Ms. Kim’s base salary. If Ms. Kim’s employment is terminated without Cause she will be entitled to 175% of her base salary paid over a period of 12 months and the Company will pay her COBRA health insurance premiums for 12 months. If Ms. Kim’s employment is terminated by the Company without Cause or she resigns for Good Reason within six months before or two years after a Change in Control, she will be paid 225% of her base salary over 12 months and the Company will pay her COBRA health insurance premiums for 24 months. The agreement provides that if any payments to Ms. Kim are limited by Section 280G of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”), our obligations will be limited to such amounts that results in the greatest amount of the payment that is deductible for federal minimum tax purposes after taking into account all other compensation payments to or for the benefit of Ms. Kim that are included in determining the deductibility of such payments under Section 280G. The agreement contains a non-solicitation provision, whereby Ms. Kim may not solicit the Company’s employees for two years after the termination of her employment.
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
Management Incentive Plan
The Company offers eligible executives an opportunity to earn cash bonuses in addition to their annual base salaries. Each year the management incentive plan (“Management Incentive Plan”) is reviewed and approved by the HRCC. The Management Incentive Plan for 2022 and 2021 provides an opportunity for the executive officers and key employees to earn a bonus up to their designated percentage cap based on their base salary. The limits for the Management Incentive Plan for 2022 and 2021 were up to 110% of the annual base salary for the President and Chief Executive Officer and up to 45% of their annual base salary for the other executive officers.
Specific bonuses payouts are recommended by the President and Chief Executive Officer to the HRCC. The HRCC reviews the recommendations and based on its evaluation, recommends the final bonus amounts paid. In addition, the Board has the discretion to approve any additional cash bonuses or adjustments to the accrual and/or distribution under the Management Incentive Plan as they deem appropriate and in line with the profits and the growth of the Company. However, no eligible executive would receive a bonus if he or she achieved less than 70% of performance goals set forth in the Management Incentive Plan for 2022 and 2021, and/or the return on assets (“ROA”) for the Plan Year is less than 1%. The availability of bonuses and the amounts earned is based on various metrics approved by the HRCC. These metrics may change from year to year.
For 2022, the President and Chief Executive Officer and the other executive officers were each assigned Bank Goals and Individual Goals with different weight allocations. The Bank Goals consisted of achieving three financial targets: ROA of 1.70%, return on equity (“ROE”) of 18.00% and an efficiency ratio of 46.00%. The Individual Goals were customized to each individual’s respective responsibilities. For the President and Chief Executive Officer and the other executive officers the weight allocation was 70% in Bank Goals and 30% in Individual Goals. In 2022, our ROA was 1.73%, ROE was 19.47%, and the efficiency ratio was 47.40%. Based on the Bank and Individual performance, the HRCC determined that Ms. Kim should receive a bonus amount of $560,000, equal to 107% of her annual base salary for 2022, Ms. Oh should receive $140,000, equal to 46% of her annual base salary for 2022, Mr. Oh should receive $114,000, equal to 44% of his annual base salary for 2022, and Mr. Bang should receive $102,000, equal to 41% of his annual base salary for 2022.
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
Open Bank Employee’s 401(k) Plan. The Open Bank Employee’s 401(k) Plan is designed to provide retirement benefits to all eligible full-time and part-time employees of the Company and its subsidiary. The 401(k) Plan provides employees with the opportunity to save for retirement on a tax-favored basis. Named executive officers, all of whom were eligible during 2022, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer 1% to 100% of their compensation to the 401(k) Plan up to the applicable IRS limit. We currently match employee contributions on the first 6% of employee compensation ($1 for each $1). The Company match is contributed in the form of cash and is invested according to the employee’s current investment allocation. No discretionary profit sharing contribution was made to the 401(k) Plan for 2022 or 2021.
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
Perquisites. We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The HRCC periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites are awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2022 included a cell phone allowance.
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
The 2021 Plan authorized up to 1,500,000 shares of the Company's common stock for issuance of equity awards including stock options and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2022, 317,366 restricted stock units at an average issue price of $11.60 were outstanding. There were no stock options granted under the 2021 Plan. As of December 31, 2022, 1,130,583 shares were available for future grants in either stock options or restricted stock awards under the 2021 Plan.
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
The shares of common stock are authorized and reserved for issuance for equity awards including stock options and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2022, we had options outstanding to purchase a total of 150,000 shares of our common stock under the 2010 Plan, at an average exercise price of $8.00 per share, and 14,500 restricted stock units at an average issue price of $8.66 were outstanding. The 2010 Plan expired in August 2020 and no future grants can be made under the 2010 Plan.
2005 Director and Employee Stock Option Plan
On February 10, 2005, the Board of Directors of Open Bank adopted and on December 21, 2005 shareholders of Open Bank approved the Director and Employee Stock Option Plan (the “2005 Plan”). In June 2016, OP Bancorp assumed the 2005 Plan in connection with the formation of the bank holding company. The 2005 Plan provided for the issuance of up to 770,000 shares of common stock. Option exercise prices were the fair market value of the underlying stock as of the grant date. Options granted to directors and employees vest either immediately or at the rate of 20% per year. The 2005 Plan expired in February of 2015 and no future grants can be made under the 2005 Plan.
As of December 31, 2022, the Company had options outstanding to purchase a total of 30,000 shares of common stock under the 2005 Plan, at an average exercise price of $6.18 per share.
Outstanding Equity Awards

The following table provides information for each of our named executive officers regarding outstanding stock awards held by the officers as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Min J. Kim	150,000	—	$8.00	4/1/2024	42,813	$477,793
Christine Y. Oh	—	—	—	—	10,000	111,600
Sang K. Oh	—	—	—	—	36,000	401,760
Ihnsuk J. Bang	—	—	—	—	36,000	401,760

(1)This column represents the unvested restricted stock units granted. With regard to 42,813 restricted stock units for Ms. Kim, 64,219 restricted stock units vest 1/3rd per year from the date of grant of June 24, 2021, subject to continuing service. With regard to 10,000 restricted stock units for Ms. Oh, 10,000 restricted stock units vest at the end of three years from the date of grant of February 24, 2022, subject to continuing service. With regard to 36,000 restricted stock units for Mr. Oh and 36,000 restricted stock units for Mr. Bang, 45,000 restricted stock units vest 1/5th per year from the date of grant of June 24, 2021, subject to continuing service.
(2)The market value of the shares of restricted stock units that have not vested is calculated by multiplying the number of shares of stock underlying the restricted stock units that have not vested by the closing price of our common stock at December 31, 2022.

Director Compensation

The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Min J. Kim, whose compensation is disclosed under “—Summary Compensation Table”) during 2022. Officers do not earn additional compensation for director service.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)(4)	Total
Brian Choi	$84,000	$42,004	$126,004
Ernest E. Dow	60,000	30,007	90,007
Jason Hwang (3)	15,000	30,007	45,007
Soo Hun Jung, M.D.	60,000	30,007	90,007
Ock Hee Kim	60,000	30,007	90,007
Myung Ja (Susan) Park	60,000	30,007	90,007
Yong Sin Shin	60,000	30,007	90,007

(1)Excludes reimbursement for traveling and other expenses and stock-based expenses relating to equity awards granted in prior years under our equity plans.
(2)On June 23, 2022, the Company granted an aggregate 18,681 shares of stock awards to directors (excluding Ms. Kim). The grant date fair value was based on the number of shares granted and the closing price of the Company's stock on the grant date, which was $10.28.
(3)Mr. Hwang passed away on April 25, 2022, and the Board reduced the number of directors from 8 to 7 at its meeting on May 10, 2022.
(4)The following table presents the number of shares underlying unvested stock awards held by each of our directors as of December 31, 2022.

Name	Number of Shares Underlying Unvested Stock Awards
Brian Choi	4,086
Ernest E. Dow	2,919
Soo Hun Jung, M.D.	2,919
Ock Hee Kim	2,919
Myung Ja (Susan) Park	2,919
Yong Sin Shin	2,919

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial Ownership of Common Stock
The following table sets forth information as of December 31, 2022, pertaining to beneficial ownership of the Company’s common stock by persons known to the Company to own 5% or more of the Company’s common stock, nominees to be elected to the Board of Directors, the executive officers named in the Summary Compensation Table presented in this proxy statement, and all directors and executive officers of the Company, as a group. This information has been obtained from the Company’s records, or from information furnished directly by the individual or entity to the Company.

For purposes of the following table, shares issuable pursuant to stock options which may be exercised within 60 days of December 31, 2022, are deemed to be issued and outstanding and have been treated as outstanding in determining the amount and nature of beneficial ownership and in calculating the percentage of ownership of those individuals possessing such interest, but not for any other individuals.

Name of Beneficial Owner (1)	Shares Beneficially Owned (2) (3)		Percent of Class (3)
Directors and Executive Officers:
Brian Choi	1,218,795		7.98%
Ernest E. Dow	244,594		1.60%
Soo Hun Jung, M.D.	232,468		1.52%
Ock Hee Kim	607,965		3.98%
Myung Ja (Susan) Park	54,689		0.36%
Yong Sin Shin	481,030		3.15%
Min J. Kim	613,645	(4)	3.98%
Christine Y. Oh	127,778		0.84%
Sang K. Oh	9,000		0.06%
Ihnsuk J. Bang	11,000		0.07%
All directors and executive officers as a group (13 individuals)	3,689,167	(5)	23.89%
Manulife Financial Corporation	887,695	(6)	5.81%
AllianceBernstein L.P.	846,677	(7)	5.54%

(1)Except as otherwise noted, the address for all persons is c/o OP Bancorp, 1000 Wilshire Boulevard, Suite 500, Los Angeles, California 90017.
(2)Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.
(3)Includes shares beneficially owned (including options exercisable and restricted stock units vesting within 60 days of December 31, 2022).
(4)Consists of 463,645 shares held by Ms. Kim individually and 150,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of December 31, 2022.
(5)Includes 170,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of December 31, 2022.
(6)Represents the number of common shares beneficially owned by Manulife Financial Corporation (“MFC”) and MFC’s indirect, wholly-owned subsidiaries, Manulife Investments (US) LLC (“MIM (US)”) and Manulife Investment Management Limited (“MIML”). The address of MFC and MIMIL is 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5 and the address of MIM (US) is 197 Clarendon Street, Boston, Massachusetts 02116. The foregoing information has been obtained from the shareholder’s Schedule 13G filed with the SEC on February 14, 2023.
(7)Represents the number of common shares beneficially owned by AllianceBernstein L.P. The address of AllianceBernstein L.P. is 1345 Avenue of the Americas, New York, NY 10105. The foregoing information has been obtained from the shareholder’s Schedule 13G filed with the SEC on February 14, 2023.
The following table summarizes our equity compensation plans as of December 31, 2022:

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	511,866	$10.15	1,130,583
Equity compensation plans not approved by security holders	—	—	—
Total	511,866	$10.15	1,130,583

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
Ordinary Banking Relationships
Certain of our officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with us in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. Any loans we originate with officers, directors and principal shareholders, as well as their immediate family members and affiliates, are approved by our Board of Directors in accordance with the bank regulatory requirements

As of December 31, 2022, our officers and directors as well as their immediate families and affiliated companies, taken as a group, were not indebted directly or indirectly to us, while deposits from this group totaled $810 thousand as of such date. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.
Open Stewardship Foundation
In 2011, the Open Stewardship Foundation, a non-profit organization, was created to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. We have committed to fund the Foundation in an amount equal to 10% of our consolidated annual income after taxes each year. We also permit the Foundation to use our premises for activities on behalf of non-profit organizations. This commitment is included in our annual operating budget each year and the Board of Directors and management believe that such activities have benefited us through stronger and expanded business relationships within the Korean-American community. Since inception, we have donated over $13.4 million to the Foundation, aiding over 211 local non-profits. The Foundation’s Board of Directors is comprised of five of our directors, Brian Choi, Ernest E. Dow, Min J. Kim, Ock Hee Kim, and Myung Ja (Susan) Park. Our Chief Financial Officer serves as the president of the Foundation. Our directors and officers receive no additional compensation for their service at the Foundation. The Board of Directors of the Foundation maintains a selection committee that is responsible for reviewing and recommending grant applications from local nonprofits. The selection committee has four members annually selected by the Foundation Board of Directors. We do not control the Foundation’s activities, and accordingly, we do not consolidate the financial statements of the Foundation.
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
Item 14. Principal Accountant Fees and Services.
The following table summarizes the aggregate fees billed to the Company by its independent auditor:

Category of Services	Fiscal Year 2022	Fiscal Year 2021
Audit fees (1)	$524,000	$452,279
Audit-related fees	—	—
Tax fees (2)	61,172	39,350
All other fees	—	—
Total accounting fees	$585,172	$491,629

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
The ratio of Tax fees and All other fees to Total accounting fees was 10.5% for 2022 and 8.0% for 2021.
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

PART IV
Item 15. Exhibits Financial Statement Schedules.
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

10.4*	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

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

10.10*	OP Bancorp 2017 Management Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.11*	OP Bancorp Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.12*
Form of Indemnification Agreement entered into with all of the directors and executive officers of OP Bancorp (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.13	Coexistence Agreement with Open Bank S.A. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.14*
Employment Offer Letter, dated September 24, 2020, from Open Bank to Sang Kyo Oh (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38437) filed on October 1, 2020)

10.15
Asset Purchase Agreement, dated January 28, 2021, by and between Open Bank and Hana Small Business Asset Lending, Inc. (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (File No. 001-38437) filed on February 5, 2021)

10.16*	Employment Offer Letter, dated September 18, 2020, from Open Bank to Ihnsuk J. Bang

10.17*
Addendum to Employee Agreement, dated June 24, 2021, between OP Bancorp, Open Bank and Min J. Kim (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38437) filed on June 25, 2021)

10.18*	2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Form S-8 Registration Statement (Registration No. 333-257362) filed on June 24, 2021

10.19*	Form of Restricted Stock Unit Agreement under the OP Bancorp 2021 Equity Incentive Plan

21.1	Subsidiaries of OP Bancorp (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

23.1	Consent of Crowe LLP

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
* Indicates management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP Bancorp

Date: March 16, 2023	By:	/s/ MIN J. KIM
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

Signature/Name	Title	Date

/s/ MIN J. KIM	President and Chief Executive Officer	March 16, 2023
Min J. Kim

/s/ CHRISTINE Y. OH	Executive Vice President & Chief Financial Officer	March 16, 2023
Christine Y. Oh

/s/ BRIAN CHOI	Director	March 16, 2023
Brian Choi

/s/ ERNEST E. DOW	Director	March 16, 2023
Ernest E. Dow

/s/ SOO HUN JUNG	Director	March 16, 2023
Soo Hun Jung

/s/ OCK HEE KIM	Director	March 16, 2023
Ock Hee Kim

/s/ MYUNG JA (SUSAN) PARK	Director	March 16, 2023
Myung Ja (Susan) Park

/s/ YONG SIN SHIN	Director	March 16, 2023
Yong Sin Shin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of OP Bancorp
Los Angeles, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OP Bancorp (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Costa Mesa, California
March 16, 2023

OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands)	2022	2021
ASSETS
Cash and cash equivalents	$82,972	$115,459
Available-for-sale debt securities, at fair value	209,809	150,444
Other investments	12,098	10,999
Loans held for sale	44,335	89,428
Loans receivable, net of allowance of $19,241 in 2022 and $16,123 in 2021	1,659,051	1,297,896
Premises and equipment, net	4,400	4,355
Accrued interest receivable, net of allowance of $0 in 2022 and $205 in 2021	7,180	4,579
Servicing assets	12,759	12,720
Company owned life insurance	21,613	11,134
Deferred tax assets, net	14,316	8,409
Operating right-of-use assets	9,097	8,905
Other assets	16,867	12,363
Total assets	$2,094,497	$1,726,691
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$701,584	$774,754
Interest bearing:
Money market and others	526,321	380,226
Time deposits greater than $250	356,197	207,288
Other time deposits	301,669	171,798
Total deposits	1,885,771	1,534,066
Accrued interest payable	2,771	558
Operating lease liabilities	10,213	10,307
Other liabilities	18,826	16,538
Total liabilities	1,917,581	1,561,469
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding in 2022 and 2021	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,270,344 and 15,137,808 shares issued and outstanding in 2022 and 2021, respectively	79,326	78,718
Additional paid-in capital	9,743	8,645
Retained earnings	105,690	79,056
Accumulated other comprehensive loss	(17,843)	(1,197)
Total shareholders’ equity	176,916	165,222
Total liabilities and shareholders' equity	$2,094,497	$1,726,691

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousand, except per share data)	2022	2021	2020
INTEREST INCOME
Interest and fees on loans	$82,864	$62,448	$51,829
Interest on available-for-sale debt securities	3,351	1,085	1,177
Other interest income	1,997	625	650
Total interest income	88,212	64,158	53,656
Interest expense
Interest on deposits	11,210	3,132	8,292
Interest on borrowings	91	—	—
Total interest expense	11,301	3,132	8,292
Net interest income	76,911	61,026	45,364
Provision for loan losses	2,976	522	5,961
Net interest income after provision for loan losses	73,935	60,504	39,403
NONINTEREST INCOME
Service charges on deposits	1,675	1,562	1,431
Loan servicing fees, net of amortization	2,416	1,953	1,856
Gain on sale of loans	12,285	11,313	6,092
Other income	1,243	1,189	1,392
Total noninterest income	17,619	16,017	10,771
NONINTEREST EXPENSE
Salaries and employee benefits	27,189	21,253	20,041
Occupancy and equipment	5,964	5,213	4,974
Data processing and communication	2,085	2,000	1,682
Professional fees	1,620	1,192	1,101
FDIC insurance and regulatory assessments	813	583	449
Promotion and advertising	543	684	467
Directors’ fees	682	593	700
Foundation donation and other contributions	3,393	2,890	1,335
Other expenses	2,541	1,457	1,191
Total noninterest expense	44,830	35,865	31,940
INCOME BEFORE INCOME TAX EXPENSE	46,724	40,656	18,234
Income tax expense	13,414	11,816	5,107
NET INCOME	$33,310	$28,840	$13,127
EARNINGS PER SHARE - BASIC	$2.15	$1.89	$0.85
EARNINGS PER SHARE - DILUTED	$2.14	$1.88	$0.85

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands)	2022	2021	2020
NET INCOME	$33,310	$28,840	$13,127
Other comprehensive (loss) income:
Change in unrealized (loss) gain on securities available for sale	(23,634)	(2,891)	925
Tax effect	6,988	854	(273)
Total other comprehensive (loss) income	(16,646)	(2,037)	652
COMPREHENSIVE INCOME	$16,664	$26,803	$13,779

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands, except per share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance at January 1, 2020	15,703,276	$86,381	$7,524	$46,483	$188	$140,576
Net income	—	—	—	13,127	—	13,127
Other comprehensive income	—	—	—	—	652	652
Stock issued under stock-based compensation plans	298,591	380	—	—	—	380
Stock-based compensation, net	—	—	997	—	—	997
Repurchase of common stock	(985,167)	(8,104)	—	—	—	(8,104)
Cash dividends declared ($0.28 per share)	—	—	—	(4,262)	—	(4,262)
Balance at December 31, 2020	15,016,700	$78,657	$8,521	$55,348	$840	$143,366
Net income	—	—	—	28,840	—	28,840
Other comprehensive loss	—	—	—	—	(2,037)	(2,037)
Stock issued under stock-based compensation plans	124,938	89	—	—	—	89
Stock-based compensation, net	—	—	124	—	—	124
Repurchase of common stock	(3,830)	(28)	—	—	—	(28)
Cash dividends declared ($0.34 per share)	—	—	—	(5,132)	—	(5,132)
Balance at December 31, 2021	15,137,808	$78,718	$8,645	$79,056	$(1,197)	$165,222
Net income	—	—	—	33,310	—	33,310
Other comprehensive loss	—	—	—	—	(16,646)	(16,646)
Stock issued under stock-based compensation plans	132,536	608	(81)	—	—	527
Stock-based compensation, net	—	—	1,179	—	—	1,179
Cash dividends declared ($0.44 per share)	—	—	—	(6,676)	—	(6,676)
Balance at December 31, 2022	15,270,344	$79,326	$9,743	$105,690	$(17,843)	$176,916

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$33,310	$28,840	$13,127
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Provision for loan losses	2,976	522	5,961
Depreciation and amortization of premises and equipment	1,367	1,314	1,301
Amortization of net premiums on securities	629	882	587
Amortization of servicing assets	4,385	3,536	1,737
Accretion of loan discounts	(4,868)	(4,847)	(1,978)
Amortization of low income housing partnerships	697	522	262
Stock-based compensation	1,179	558	1,102
Deferred income taxes	1,081	(2,312)	(2,326)
Gain on sale of loans	(12,285)	(11,313)	(6,092)
Gain on sales of other assets	—	—	(213)
Earnings on company owned life insurance	(479)	(255)	(261)
Net change in fair value of equity investment with readily determinable fair value	431	108	(79)
Origination of loans held for sale	(137,642)	(177,042)	(111,015)
Proceeds from sales of loans held for sale	196,531	122,520	92,448
Net change in:
Accrued interest receivable	(2,396)	242	(1,462)
Other assets	269	5,793	2,531
Accrued interest payable	2,213	(463)	(1,665)
Other liabilities	(3,664)	3,117	1,184
Net cash provided by (used in) operating activities	83,734	(28,278)	(4,851)
Cash flows from investing activities
Net change in loans receivable	(138,998)	(123,069)	(109,470)
Proceeds from matured, called, or paid-down securities available for sale	32,191	35,941	30,321
Purchase of company owned life insurance	(10,000)	—	—
Purchase of loans	(225,133)	(97,631)	—
Purchase of securities available for sale	(115,819)	(98,368)	(65,226)
Purchase of equity investments	(53)	—	—
Purchase of Federal Home Loan Bank stock	(1,477)	(963)	(685)
Purchase of premises and equipment, net	(1,412)	(1,125)	(619)
Investment in low income housing partnerships	(1,076)	(829)	(1,389)
Net cash used in investing activities	(461,777)	(286,044)	(147,068)
Cash flows from financing activities
Net change in deposits	351,705	333,976	179,379
Cash received from stock option exercises	608	89	380
Proceeds from Federal Home Loan Bank advances	—	—	10,000
Repayment of Federal Home Loan Bank advances	—	(5,000)	(5,000)
Repurchase of common stock	—	(28)	(8,104)
Cash dividend paid on common stock	(6,676)	(5,132)	(4,262)
Payments related to tax-withholding for vested restricted stock awards	(81)	(434)	(107)
Net cash provided by financing activities	345,556	323,471	172,286

Net change in cash and cash equivalents	(32,487)	9,149	20,367
Cash and cash equivalents at beginning of period	115,459	106,310	85,943
Cash and cash equivalents at end of period	$82,972	$115,459	$106,310
Supplemental cash flow information:
Cash paid during the period for
Income taxes	$14,493	$10,778	$6,125
Interest	9,088	3,595	9,957
Supplemental non-cash disclosure:
Initial recognition of right-of-use assets	$1,961	$3,708	$—
New commitments to low income housing partnership investments	5,000	3,500	3,477

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Summary of Significant Accounting Policies
Business Description: OP Bancorp is a California corporation that was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of OP Bancorp. OP Bancorp has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, OP Bancorp operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. OP Bancorp’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. OP Bancorp is operating with ten full-service branches.
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
Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions.
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
The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. For those portfolio segments that the Company does not have sufficient historical data available to track the loss migration, the loss factors are based on the actual loss history experienced by the Company over the most recent eight years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.
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
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the years ended December 31, 2022 or 2021.
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

Recent Accounting Pronouncements Not Yet Effective
In June 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of ASU 2016-13 is to provide financial statement users with decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 includes provisions that require financial assets measured at amortized cost (such as loans and held-to-maturity debt securities) to be presented at the net amount expected to be collected. This will be accomplished through recognition of an estimate of all current expected credit losses. The estimate will include forecasted information for the timeframe that an entity is able to develop reasonable and supportable forecasts. This is a change from the current practice of recognizing incurred losses based on the probable initial recognition threshold under current GAAP. In addition, credit losses on available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a write-down recognized in other comprehensive income (loss). Under ASU 2016-13, an entity will be able to record reversals of credit losses in current period income when the estimate of credit losses declines, whereas current GAAP prohibits reflecting those improvements in current period earnings.
In July 2019, the FASB proposed the effective date delay to January 2020 for SEC filers, excluding smaller reporting companies (“SRCs”) and emerging growth companies (“EGCs”), and January 2023 for all other entities including SRCs and EGCs, and in October 2019, the FASB voted to approve the proposed delay.
The Company has established a committee to oversee the implementation of ASU 2016-13 and has engaged a third-party software vendor to assist the Company to develop a new expected credit loss model. The Company has completed development of its methodologies, data gathering and validation, and initial testing of its models. The Company has completed parallel runs in the third and fourth quarters of 2022 and its internal reviews of model results, including model development documentation and model validation by a third-party adviser.
The Company adopted ASU 2016-13 on January 1, 2023 without electing the fair value option on eligible financial instruments. ASU 2016-13 was adopted using a modified retrospective approach through a cumulative effect adjustment to retained earnings. The Company's adoption of this ASU will result in an increase of approximately 10% to 15% in the allowance for credit losses. The adjustment recorded upon adoption to record the allowance for credit losses may fall outside of management’s estimated increase based on material changes in the economic forecast and conditions and composition of the loan portfolio used in calculating the allowance for credit losses upon adoption.

In March 2022, FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective on January 1, 2023, and we adopted ASU 2022-02 on that date. The adoption of ASU 2022-02 did not have a significant impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, this standards update is in effect from March 12, 2020 through December 31, 2022 and as extended by ASU 2022-06 to December 31, 2024 after which entities will no longer be permitted to apply the relief of Topic 848. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The Company is currently evaluating the impact of this pronouncement and the adoption of ASU 2020-04 is not expected to have a significant impact on our consolidated financial statements.

Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of December 31, 2022 and 2021:

	December 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$55,189	$—	$(5,425)	$49,764
Residential collateralized mortgage obligations	179,953	1	(19,909)	160,045
Total AFS debt securities	$235,142	$1	$(25,334)	$209,809

	December 31, 2021
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,555	$178	$(321)	$37,412
Residential collateralized mortgage obligations	114,588	253	(1,809)	113,032
Total AFS debt securities	$152,143	$431	$(2,130)	$150,444

There were no sales of AFS debt securities during the years ended December 31, 2022 and 2021. The amortized cost and estimated fair value of AFS debt securities as of December 31, 2022, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$1,299	$1,244
After five years through ten years	2,246	2,096
After ten years	231,597	206,469
Total AFS debt securities	$235,142	$209,809

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of December 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of December 31, 2022 and 2021:

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$26,347	$(1,485)	$23,417	$(3,940)	$49,764	$(5,425)
Residential collateralized mortgage obligations	81,320	(3,888)	71,604	(16,021)	152,924	(19,909)
Total AFS debt securities	$107,667	$(5,373)	$95,021	$(19,961)	$202,688	$(25,334)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$31,120	$(321)	$—	$—	$31,120	$(321)
Residential collateralized mortgage obligations	93,607	(1,578)	7,212	(231)	100,819	(1,809)
Total AFS debt securities	$124,727	$(1,899)	$7,212	$(231)	$131,939	$(2,130)

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

The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, the Company does not consider these securities to be OTTI as of December 31, 2022.
As of December 31, 2022 or 2021, there were no pledged securities to secure public deposits, borrowing and letters of credit from FHLB and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of December 31, 2022 and 2021:

	December 31,
($ in thousands)	2022	2021
FHLB stock	$8,483	$7,006
PCBB stock	190	190
Mutual fund - CRA qualified	3,330	3,708
Time deposits placed in other banks	95	95
Total other investments	$12,098	$10,999

The Company has equity investment in a mutual fund with readily determinable fair value of $3.3 million and $3.7 million, as of December 31, 2022 and 2021, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $431 thousand and a $108 thousand unrealized loss for the years ended December 31, 2022 and 2021, respectively, and a $79 thousand unrealized gain for the year ended December 31, 2020. The unrealized losses (gains) of the mutual fund are included in Other income in the Consolidated Statements of Income.
Note 3. Loans and Allowance for Loan Losses

The following table presents the composition of the loan portfolio as of December 31, 2022 and 2021:

	December 31,
($ in thousands)	2022	2021
Commercial real estate	$842,208	$701,450
SBA loans—real estate	221,340	220,099
SBA loans—non-real estate (1)	13,377	55,759
Commercial and industrial ("C&I")	116,951	162,543
Home mortgage	482,949	173,303
Consumer	1,467	865
Gross loans receivable	1,678,292	1,314,019
Allowance for loan losses	(19,241)	(16,123)
Loans receivable, net (2)	$1,659,051	$1,297,896

(1)Includes SBA Paycheck Protection Program ("PPP") loans of $442 thousand and $40.6 million as of December 31, 2022 and 2021, respectively.
(2)Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $160 thousand and $7.0 million as of December 31, 2022 and 2021, respectively.
No loans were outstanding to related parties as of December 31, 2022 and 2021.

The following table summarizes the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Commercial Real Estate	SBA Loans— Real Estate	SBA Loans—Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Balance at January 1, 2020	$6,000	$939	$121	$1,289	$1,667	$34	$10,050
Provision for (reversal of) loan losses (1)	2,505	863	174	1,274	518	(16)	5,318
Charge-offs	—	—	(45)	—	—	—	(45)
Recoveries	—	—	28	—	—	1	29
Balance at December 31, 2020	$8,505	$1,802	$278	$2,563	$2,185	$19	$15,352
(Reversal of) provision for loan losses (1)	(355)	279	54	285	706	(10)	959
Charge-offs	—	(59)	(136)	—	—	—	(195)
Recoveries	—	—	3	—	—	4	7
Balance at December 31, 2021	$8,150	$2,022	$199	$2,848	$2,891	$13	$16,123
(Reversal of) provision for loan losses (1)	(1,199)	(409)	66	(1,205)	5,935	(7)	3,181
Charge-offs	—	(14)	(127)	—	—	—	(141)
Recoveries	—	8	69	—	—	1	78
Balance at December 31, 2022	$6,951	$1,607	$207	$1,643	$8,826	$7	$19,241

(1)Excludes (reversal of) provision for uncollectible accrued interest receivable of $(205) thousand, $(438) thousand and $643 thousand for the years ended December 31, 2022, 2021 and 2020 respectively.

The following table presents the allowance for loan losses and recorded investment (not including accrued interest receivable) by portfolio segment and impairment methodology as of December 31, 2022 and 2021:

($ in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
As of December 31, 2022
Allowance for loan losses (1):
Commercial real estate	$—	$6,951	$6,951
SBA loans—real estate	—	1,607	1,607
SBA loans—non-real estate	—	207	207
C&I	279	1,364	1,643
Home mortgage	—	8,826	8,826
Consumer	—	7	7
Total	$279	$18,962	$19,241
Loans (2):
Commercial real estate	$—	$842,208	$842,208
SBA loans—real estate	423	220,917	221,340
SBA loans—non-real estate	—	13,377	13,377
C&I	279	116,672	116,951
Home mortgage	—	482,949	482,949
Consumer	—	1,467	1,467
Total	$702	$1,677,590	$1,678,292
As of December 31, 2021
Allowance for loan losses (1):
Commercial real estate	$—	$8,150	$8,150
SBA loans—real estate	—	2,022	2,022
SBA loans—non-real estate	—	199	199
C&I	312	2,536	2,848
Home mortgage	—	2,891	2,891
Consumer	—	13	13
Total	$312	$15,811	$16,123
Loans (2):
Commercial real estate	$—	$701,450	$701,450
SBA loans—real estate	812	219,287	220,099
SBA loans—non-real estate	—	55,759	55,759
C&I	312	162,231	162,543
Home mortgage	—	173,303	173,303
Consumer	—	865	865
Total	$1,124	$1,312,895	$1,314,019

(1)Excludes (reversal of) provision for uncollectible accrued interest receivable of $(205) thousand, $(438) thousand and $643 thousand as of December 31, 2022, 2021 and 2020, respectively.
(2)Excludes accrued interest receivables of $6.4 million and $4.4 million as of December 31, 2022, and 2021, respectively.

The following table presents the recorded investment of individually impaired loans and the specific allowance for loan losses as of December 31, 2022 and 2021:

	December 31, 2022 (1)				December 31, 2021 (1)
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
SBA loans—real estate	$423	$423	$—	$—	$812	$812	$—	$—
SBA loans—non-real estate	—	—	—	—	—	—	—	—
C&I	279	—	279	279	313	—	313	313
Total	$702	$423	$279	$279	$1,125	$812	$313	$313

(1)    The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans was not considered to be material.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment for the years ended December 31, 2022, 2021 and 2020. The difference between interest income recognized and cash basis interest recognized was immaterial.

	2022		2021		2020
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
SBA loans—real estate	$409	$—	$597	$—	$—	$—
SBA loans—non-real estate	—	—	—	—	182	41
C&I	297	—	322	—	331	14
Total	$706	$—	$919	$—	$513	$55

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of December 31, 2022 and 2021:

($ in thousands)	Nonaccrual	90 or More Days Past Due & Still Accruing	Total
As of December 31, 2022
SBA loans—real estate	$423	$—	$423
SBA loans—non-real estate	657	442	1,099
C&I	279	—	279
Home mortgage	1,280	—	1,280
Total	$2,639	$442	$3,081
As of December 31, 2021
SBA loans—real estate	$812	$—	$812
SBA loans—non-real estate	838	200	1,038
C&I	312	—	312
Home mortgage	1,038	—	1,038
Total	$3,000	$200	$3,200

Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of December 31, 2022 and 2021:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total (1)
As of December 31, 2022
Commercial real estate	$—	$—	$—	$—	$842,208	$842,208
SBA—real estate	199	175	—	374	220,966	221,340
SBA—non-real estate	117	49	381	547	12,830	13,377
C&I	—	—	441	441	116,510	116,951
Home mortgage	1,707	1,522	342	3,571	479,378	482,949
Consumer	—	—	—	—	1,467	1,467
Total	$2,023	$1,746	$1,164	$4,933	$1,673,359	$1,678,292
As of December 31, 2021
Commercial real estate	$—	$—	$—	$—	$701,450	$701,450
SBA—real estate	—	—	419	419	219,680	220,099
SBA—non-real estate	76	336	881	1,293	54,466	55,759
C&I	—	—	—	—	162,543	162,543
Home mortgage	—	—	893	893	172,410	173,303
Consumer	—	—	—	—	865	865
Total	$76	$336	$2,193	$2,605	$1,311,414	$1,314,019

(1)Excludes accrued interest receivables of $6.4 million and $4.4 million as of December 31, 2022 and 2021, respectively.
Troubled Debt Restructurings: When, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to a borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”), the balance of which totaled $279 thousand and $313 thousand as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company has allocated $279 thousand and $313 thousand of specific reserves to the loan classified as TDRs, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.
Modifications made were primarily extensions of existing payment modifications on loans previously identified as TDRs. There were no new loans identified as TDRs during the years ended December 31, 2022 and 2021. There were no payment defaults during the years ended December 31, 2022 and 2021 of loans that had been modified as TDRs within the previous twelve months.
Loan Payment Deferrals: As of December 31, 2022, there was no loan under COVID-19 loan payment modification.
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
As of December 31, 2022, the Company had loans outstanding with a carrying value of $442 thousand, which were recorded in the SBA – non-real estate. Since the PPP’s inception through December 31, 2022, the Company has funded $154.5 million, and $154.0 million of principal forgiveness has been provided on qualifying PPP loans.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

As of December 31, 2022 and 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total (1)
As of December 31, 2022
Commercial real estate	$841,645	$563	$—	$—	$842,208
SBA loans—real estate	220,348	—	992	—	221,340
SBA loans—non-real estate	12,897	—	480	—	13,377
C&I	116,396	—	279	276	116,951
Home mortgage	481,669	—	1,280	—	482,949
Consumer	1,467	—	—	—	1,467
Total	$1,674,422	$563	$3,031	$276	$1,678,292
As of December 31, 2021
Commercial real estate	$701,450	$—	$—	$—	$701,450
SBA loans—real estate	218,408	—	1,691	—	220,099
SBA loans—non-real estate	54,762	—	966	31	55,759
C&I	162,230	—	313	—	162,543
Home mortgage	172,265	—	1,038	—	173,303
Consumer	865	—	—	—	865
Total	$1,309,980	$—	$4,008	$31	$1,314,019

(1)Excludes accrued interest receivables of $6.4 million and $4.4 million as of December 31, 2022, and 2021, respectively.

Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of December 31, 2022 and 2021:

	December 31,
($ in thousands)	2022	2021
Leasehold improvements	$7,998	$7,375
Furniture and fixtures	3,983	3,530
Equipment and others	3,288	2,955
Total premises and equipment	15,269	13,860
Accumulated depreciation	(10,869)	(9,505)
Total premises and equipment, net	$4,400	$4,355

Total depreciation expense included in occupancy and equipment expenses was $1.4 million, $1.3 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of December 31, 2022 and 2021.
The following table presents an analysis of the changes in activity for loan servicing assets during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021
Beginning balance	$12,720	$7,360
Additions from loans sold with servicing retained	4,424	2,799
Additions from purchase of servicing rights	—	6,097
Amortized to expense	(4,385)	(3,536)
Ending balance	$12,759	$12,720

The fair value of the servicing assets was $16.8 million as of December 31, 2022, which was determined using discount rates ranging from 4.40% to 9.9% and prepayment speeds ranging from 13.1% to 13.8%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $15.5 million as of December 31, 2021, which was determined using discount rates ranging from 3.75% to 10.0% and prepayment speeds ranging from 14.6% to 15.0% depending on the stratification of the specific assets.
Note 6. Leases
As a lessee, the Company enters into leases of buildings and our real estate leases primarily relate to bank branches and office space from nonaffiliated parties with remaining lease terms ranging from 1 to 10 years as of December 31, 2022. Certain lease arrangements contain extension option which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

At December 31, 2022 and 2021, operating right-of-use (“ROU”) assets were $9.1 million and $8.9 million, respectively, and related liabilities were $10.2 million and $10.3 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases at December 31, 2022 and 2021.
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

The table below summarizes total lease cost for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021
Operating lease cost	$2,046	$1,852
Variable lease cost	859	739
Total lease cost	$2,905	$2,591

The tables below summarize other information related to the Company’s operating leases as of the associated period:

	Year Ended December 31,
($ in thousands)	2022	2021
Operating right-of-use assets	$9,097	$8,905
Operating lease liabilities	$10,213	$10,307
Weighted average remaining lease term - operating leases	6.3 years	6.9 years
Weighted average discount rate - operating leases	2.44%	2.02%

	Year Ended December 31,
($ in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,253	$2,082

Rent expense was $2.9 million, $2.6 million and $2.5 million for the years ended December 31, 2022 and 2021 and 2020, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the Consolidated Balance Sheets as of December 31, 2022:

($ in thousands)	December 31,
2023	$2,467
2024	2,466
2025	1,611
2026	1,969
2027	1,888
Thereafter	3,473
Total lease payments	13,874
Discount to present value	(3,661)
Total lease liability	$10,213

Note 7. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of December 31, 2022 and 2021 were $356.2 million and $207.3 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of December 31, 2022:

($ in thousands)	December 31,
2023	$630,543
2024	25,661
2025	1,161
2026	320
2027	181
Total	$657,866

Deposits from principal officers, directors, and their affiliates as of December 31, 2022 and 2021 were $810 thousand and $1.2 million, respectively.
Note 8. Borrowing Arrangements
As of December 31, 2022, the Company had $50 thousand borrowings with a 4.85% interest rate from the First Horizon Bank, which are included in Other liabilities on the Consolidated Balance Sheets, compared to no borrowings as of December 31, 2021. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit as of both December 31, 2022 and 2021.

The Company had available borrowings from the following institutions as of December 31, 2022:

($ in thousands)
FHLB—San Francisco	$440,358
Federal Reserve Bank	175,605
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	24,950
Total	$715,913

The Company has pledged approximately $1.24 billion and $958.3 million of loans as collateral for these lines of credit as of December 31, 2022 and 2021, respectively.

Note 9. Income Taxes

The following table presents the components of income taxes expense (benefit) for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Current income tax expense:
Federal	$7,959	$9,243	$4,837
State	4,374	4,885	2,596
Total current income tax expense	12,333	14,128	7,433
Deferred income tax (benefit) expense:
Federal	783	(1,614)	(1,516)
State	298	(698)	(810)
Total deferred income tax (benefit) expense	1,081	(2,312)	(2,326)
Total income tax expense	$13,414	$11,816	$5,107

The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
Meals and entertainment	—	—	0.2
State income taxes, net of federal tax benefit	8.4	8.5	8.3
Stock option expense and related excess tax benefits	—	0.1	(0.7)
Company owned life insurance	(0.2)	(0.1)	(0.3)
Other, net	(0.5)	(0.4)	(0.5)
Effective tax rate	28.7%	29.1%	28.0%

The significant components of deferred tax assets and liabilities are reflected in the following table:

	December 31,
($ in thousands)	2022	2021
Deferred tax assets:
Organizational costs	$20	$22
Allowance for loan losses	5,688	4,827
Loans held for sale	852	2,919
Stock-based compensation	386	211
Accrued compensation	272	238
Lease liability	3,019	3,047
State taxes	989	1,059
Net unrealized loss on AFS debt securities	7,491	503
Nonaccrual loan interest income	46	62
Other	77	49
Total deferred tax assets	18,840	12,937
Deferred tax liabilities:
Loan origination costs	(1,407)	(1,477)
Depreciation	(423)	(379)
Right of use asset	(2,689)	(2,633)
Other	(5)	(39)
Total deferred tax liabilities	(4,524)	(4,528)
Net deferred tax asset	$14,316	$8,409

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management reevaluated all positive and negative evidence that existed and concluded all deferred tax assets are realizable. Therefore, no valuation allowance was necessary as of December 31, 2022 and 2021.
The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2019 and for state taxing authorities for tax years prior to 2018.
There were no significant unrealized tax benefits recorded as of December 31, 2022 and 2021, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of December 31, 2022 and 2021:

	December 31,
($ in thousands)	2022	2021
Loan commitments	$265,110	$116,511
Standby letter of credit	5,286	4,477
Commercial letter of credit	451	1,028
Total undisbursed credit related commitments	$270,847	$122,016

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of December 31, 2022 and 2021:

	December 31,
($ in thousands)	2022	2021
Investments in low-income housing partnerships	$12,212	$7,911
Unfunded commitments to fund investments for low-income housing partnerships	8,748	4,825

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2039.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $697 thousand, $522 thousand and $262 thousand for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $926 thousand, $651 thousand and $313 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 11. Stock-Based Compensation
The Company has three stock-based compensation plans currently in effect as of December 31, 2022, as described further below. Total compensation cost that has been charged against earnings for these plans for the years ended December 31, 2022, 2021 and 2020 was $1.2 million, $558 thousand and $1.1 million, respectively.
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

A summary of the transactions under the 2005 Plan for the year ended December 31, 2022 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2022	52,000	$6.37	$333
Options granted	—	—
Options exercised	(22,000)	5.82
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2022	30,000	$6.18	$149
Fully vested and expected to vest	30,000	$6.18	$149
Vested	30,000	$6.18	$149

Information related to the 2005 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Intrinsic value of options exercised	$113	$231	$370
Cash received from option exercises	128	64	63
Tax benefit realized from option exercised	2	27	17

The weighted average remaining contractual term of stock options outstanding under the 2005 Plan as of December 31, 2022 was 0.7 year. The weighted average remaining contractual term of stock options that were exercisable as of December 31, 2022 was 0.7 year. All of the stock options that are outstanding under the 2005 Plan were fully vested as of December 31, 2022.
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

A summary of the stock options outstanding under the 2010 Plan for the year ended December 31, 2022 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2022	210,000	$8.00	$1,000
Options granted	—	—
Options exercised	(60,000)	8.00
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2022	150,000	$8.00	$474
Fully vested and expected to vest	150,000	$8.00	$474
Vested	150,000	$8.00	$474

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Intrinsic value of options exercised	$224	$86	$729
Cash received from option exercises	480	25	317
Tax benefit realized from option exercised	—	—	157

The weighted average remaining contractual term of stock options outstanding as of December 31, 2022 was 1.3 years. The weighted average remaining contractual term of stock options that were exercisable as of December 31, 2022 was 1.3 years.

A summary of the changes in the Company's non-vested restricted stock awards under the 2010 Plan for the year ended December 31, 2022 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2022	21,000	$7.95	$268
Awards granted	—	—
Awards vested	—	—
Awards forfeited	(6,500)	6.37
Non-vested, as of December 31, 2022	14,500	$8.66	$162

Information related to vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Tax (provision) benefit realized from awards vested	$—	$(85)	$21

As of December 31, 2022, the Company had approximately $30 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.5 years.
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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of December 31, 2022.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the year ended December 31, 2022 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2022	176,641	$9.90	$2,254
Awards granted	218,057	12.59
Awards vested	(59,302)	9.92
Awards forfeited	(18,030)	12.40
Non-vested, as of December 31, 2022	317,366	$11.60	$3,542

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Year Ended	Year Ended December 31,
($ in thousands)		2022	2021	2020
Tax benefit realized from awards vested		$12	$—	$—

There were 1,130,583 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of December 31, 2022. The Company had approximately $2.8 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of December 31, 2022. The Company expects to recognize these costs over a weighted average period of 2.5 years.
Note 12. Employee Benefit Plan
The Company sponsors a defined contribution plan, 401(k) profit sharing plan (the “401(k) Plan”), designed to provide retirement benefits financed by participant contributions, as well as contributions from the Company. Employees are eligible to participate in the 401(k) Plan as of the first day of the first calendar month after the date they have completed three months of service with the Company and have attained the age of 18. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $867 thousand, $752 thousand and $691 thousand for the years ended December 31, 2022 and 2021 and 2020, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$49,764	$—	$49,764	$—
Residential collateralized mortgage obligations	160,045	—	160,045	—
Other investments:
Mutual fund - CRA qualified	3,330	3,330	—	—

December 31, 2021
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,412	$—	$37,412	$—
Residential collateralized mortgage obligations	113,032	—	113,032	—
Other investments:
Mutual fund - CRA qualified	3,708	3,708	—	—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for years ended December 31, 2022 or 2021.
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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of December 31, 2022 and 2021:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Impaired loans	$423	$—	$—	$423

December 31, 2021
Impaired loans	$812	$—	$—	$812

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Year Ended December 31,
($ in thousands)	2022	2021	2021
Impaired loans	$28	$105	$(84)

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of December 31, 2022 and 2021:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
December 31, 2022
Impaired loans:
SBA loans—real estate	$423	Income approach - income capitalization	Capitalization rate	11.5%	11.5%

December 31, 2021
Impaired loans:
SBA loans—real estate	$418	Market approach	Market data comparison	2% to 17%	8.7%
SBA loans—real estate	$394	Income approach - income capitalization	Capitalization rate	12.0%	12.0%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of December 31, 2022 and 2021.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of December 31, 2022 and 2021 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	December 31, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$82,972	$82,972	$—	$—	$82,972
Loans held for sale	44,335	—	47,217	—	47,217
Loans receivable, net	1,659,051	—	—	1,626,036	1,626,036
Accrued interest receivable, net	7,180	51	716	6,413	7,180
Other investments:
FHLB and PCBB stock	8,673	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,759	—	—	16,845	16,845
Financial liabilities:
Deposit	1,885,771	—	1,880,508	—	1,880,508
Accrued interest payable	2,771	—	2,771	—	2,771

	December 31, 2021
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$115,459	$115,459	$—	$—	$115,459
Loans held for sale	89,428	—	99,301	—	99,301
Loans receivable, net	1,297,896	—	—	1,291,926	1,291,926
Accrued interest receivable, net	4,579	—	348	4,231	4,579
Other investments:
FHLB and PCBB stock	7,196	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,720	—	—	15,505	15,505
Financial liabilities:
Deposit	1,534,066	—	1,534,066	—	1,534,066
Accrued interest payable	558	—	558	—	558

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
Note 14. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of December 31, 2022 and 2021, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	December 31, 2022
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$213,862	13.06%	N/A	N/A	N/A	N/A
Bank	211,981	12.94	$131,020	8.00%	$163,775	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A
Bank	192,477	11.75	98,265	6.00	131,020	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A
Bank	192,477	11.75	73,699	4.50	106,454	6.50
Tier 1 capital (to average assets)
Consolidated	194,358	9.38	N/A	N/A	N/A	N/A
Bank	192,477	9.29	82,836	4.00	103,545	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2021
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$182,439	13.66%	N/A	N/A	N/A	N/A
Bank	179,882	13.47	$106,857	8.00%	$133,572	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	165,944	12.42	N/A	N/A	N/A	N/A
Bank	163,387	12.23	80,143	6.00	106,857	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	165,944	12.42	N/A	N/A	N/A	N/A
Bank	163,387	12.23	60,107	4.50	86,822	6.50
Tier 1 capital (to average assets)
Consolidated	165,944	9.58	N/A	N/A	N/A	N/A
Bank	163,387	9.44	69,266	4.00	86,582	5.00

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
($ in thousands, except share and per share data)	2022	2021	2020
Basic
Net income	$33,310	$28,840	$13,127
Distributed and undistributed earnings allocated to participating securities	(704)	(330)	(195)
Net income allocated to common shares	$32,606	$28,510	$12,932
Weighted average common shares outstanding	15,171,240	15,087,686	15,196,351
Basic earnings per common share	$2.15	$1.89	$0.85
Diluted
Net income allocated to common shares	$32,606	$28,510	$12,932
Weighted average common shares outstanding for basic earnings per common share	15,171,240	15,087,686	15,196,351
Add: Dilutive effects of assumed exercises of stock options	60,178	67,661	27,537
Average shares and dilutive potential common shares	15,231,418	15,155,347	15,223,888
Diluted earnings per common share	$2.14	$1.88	$0.85

No share of common stock was antidilutive for the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, antidilutive stock options for 212,000 shares of common stock were excluded from the diluted EPS computation.
Note 16. Parent Company Condensed Financial Statements

The following tables present the Parent Company-only condensed financial statements:

Condensed Balance Sheets

	December 31,
($ in thousands)	2022	2021
Assets
Cash and cash equivalents	$1,559	$2,431
Investment in bank subsidiary	175,035	162,666
Deferred tax assets	21	22
Other assets	301	136
Total assets	$176,916	$165,255
Liabilities and shareholders' equity
Other liabilities	$—	$33
Shareholders’ equity	176,916	165,222
Total liabilities and shareholders' equity	$176,916	$165,255

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Income
Dividends from bank subsidiary	$6,675	$5,123	$13,921
Expense
Salaries and employee benefits	219	226	325
Occupancy and equipment	49	65	74
FDIC insurance and regulatory assessments	—	8	1
Directors’ fees	214	135	527
Other expense	395	169	120
Total expense	877	603	1,047
Income before income tax benefit and undistributed net income of bank subsidiary	5,798	4,520	12,874
Income tax benefit	202	141	275
Equity in undistributed net income (loss) of bank subsidiary	27,310	24,178	(22)
Net income	33,310	28,839	13,127
Other comprehensive (loss) income, net of tax	(16,646)	(2,037)	652
Comprehensive income	$16,664	$26,802	$13,779

Condensed Statements of Cash Flows

	December 31,
($ in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$33,310	$28,839	$13,127
Adjustments:
Equity in undistributed net loss of bank subsidiary	(33,985)	(29,301)	(13,899)
Change in other assets	(164)	(124)	107
Change in other liabilities	(33)	(414)	359
Net cash used in operating activities	(872)	(1,000)	(306)
Cash flows from investing activities
Net cash from investing activities	—	—	—
Cash flows from financing activities
Repurchase of common stock	—	(28)	(8,104)
Cash dividend paid on common stock	(6,674)	(5,132)	(4,262)
Proceeds from subsidiaries	6,675	5,123	13,921
Net cash provided by (used in) financing activities	1	(37)	1,555
Net change in cash and cash equivalents	(871)	(1,037)	1,249
Cash and cash equivalents at beginning of year	2,431	3,468	2,219
Cash and cash equivalents at end of year	$1,560	$2,431	$3,468

Note 17. Subsequent Events
The Company has evaluated subsequent events through the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of December 31, 2022.