Form 10-Q
period 2023-03-31
OP Bancorp
filed 2023-05-15
CIK 1722010

1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares outstanding of the Registrant’s Common Stock as of May 10, 2023 was 15,171,464.

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
These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected. These risks and uncertainties, some of which are beyond our control, include, but are not limited to:

•our ability to meet our liquidity needs, particularly as those obligations relate to the ability to fund deposit withdrawals and undrawn lines of credit;
•the effect of recent bank failures, particularly with the impacts of such events on customer confidence in Open Bank and in the banking system generally, and the further impacts of the current market uncertainties on the value of our common stock;interest rate fluctuations, which could have an adverse effect on our profitability;
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
•government actions in response to significant economic, political or social events, such as disease outbreaks, domestic or international terrorism, or war or other hostilities, as such government actions restrict our ability to conduct business or that have the effect of reducing our customers’ ability to maintain compliance with their borrowing obligations or that affect their need for deposit liquidity or increased borrowing capacity;
•continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•liquidity, earnings and other factors that impact Open Bank’s ability to continue paying dividends to Open Bancorp, which would restrict Open Bancorp’s ability to meet its operating capital needs;
•increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•the effectiveness and operation of the internal controls we maintain to address the risks inherent to the business of banking, including but not limited to our ability to detect promptly any physical security breach, employee misfeasance or malfeasance, data security violation, disclosure controls and procedures, or internal control over financial reporting;

•inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance, or which could call into question the adequacy of our reserves for loan and lease losses or various other estimates in our financial statements;
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
•the effects of natural disasters, such as earthquakes, drought, pandemic diseases (such as the coronavirus) or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business;
•the impact of any claims or legal actions to which we may be subject, including any effect of such events on our reputation;
•compliance with governmental and regulatory requirements relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
•changes in federal tax law or policy; and
•our ability to manage and respond to changes in the foregoing.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$181,509	$82,972
Available-for-sale debt securities, at fair value	212,767	209,809
Other investments	12,172	12,098
Loans held for sale	7,534	44,335
Loans receivable, net of allowance for credit losses of $20,814 in 2023 and $19,241 in 2022	1,671,671	1,659,051
Premises and equipment, net	4,647	4,400
Accrued interest receivable	7,302	7,180
Servicing assets	12,898	12,759
Company owned life insurance	21,762	21,613
Deferred tax assets, net	12,323	14,316
Operating right-of-use assets	9,459	9,097
Other assets	16,550	16,867
Total assets	$2,170,594	$2,094,497
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$643,902	$701,584
Interest bearing:
Money market and others	436,796	526,321
Time deposits greater than $250	411,648	356,197
Other time deposits	412,472	301,669
Total deposits	1,904,818	1,885,771
Federal Home Loan Bank advances	50,000	—
Accrued interest payable	5,751	2,771
Operating lease liabilities	10,513	10,213
Other liabilities	15,731	18,826
Total liabilities	1,986,813	1,917,581
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding in 2023 and 2022	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,286,558 and 15,270,344 shares issued and outstanding in 2023 and 2022, respectively	79,475	79,326
Additional paid-in capital	10,056	9,743
Retained earnings	109,908	105,690
Accumulated other comprehensive loss	(15,658)	(17,843)
Total shareholders’ equity	183,781	176,916
Total liabilities and shareholders' equity	$2,170,594	$2,094,497

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
($ in thousand, except per share data)	2023	2022
INTEREST INCOME
Interest and fees on loans	$26,011	$17,257
Interest on available-for-sale debt securities	1,566	530
Other interest income	1,017	157
Total interest income	28,594	17,944
Interest expense
Interest on deposits	10,382	654
Interest on borrowings	320	—
Total interest expense	10,702	654
Net interest income	17,892	17,290
(Reversal of) provision for credit losses	(338)	341
Net interest income after provision for credit losses	18,230	16,949
NONINTEREST INCOME
Service charges on deposits	418	388
Loan servicing fees, net of amortization	846	447
Gain on sale of loans	2,570	3,238
Other income	461	143
Total noninterest income	4,295	4,216
NONINTEREST EXPENSE
Salaries and employee benefits	7,252	5,657
Occupancy and equipment	1,570	1,378
Data processing and communication	550	493
Professional fees	359	324
FDIC insurance and regulatory assessments	467	207
Promotion and advertising	162	189
Directors’ fees	161	177
Foundation donation and other contributions	753	815
Other expenses	634	422
Total noninterest expense	11,908	9,662
INCOME BEFORE INCOME TAX EXPENSE	10,617	11,503
Income tax expense	3,083	3,351
NET INCOME	$7,534	$8,152
EARNINGS PER SHARE - BASIC	$0.48	$0.53
EARNINGS PER SHARE - DILUTED	$0.48	$0.53

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
($ in thousands)	2023	2022
NET INCOME	$7,534	$8,152
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale debt securities	3,104	(8,638)
Tax effect	(919)	2,554
Total other comprehensive income (loss)	2,185	(6,084)
COMPREHENSIVE INCOME	$9,719	$2,068

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

($ in thousands, except per share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance at January 1, 2023	15,270,344	$79,326	$9,743	$105,690	$(17,843)	$176,916
Cumulative effect related to adoption of ASC 326, net of tax	—	—	—	(1,484)	—	(1,484)
Net income	—	—	—	7,534	—	7,534
Other comprehensive income	—	—	—	—	2,185	2,185
Stock issued under stock-based compensation plans	93,204	720	(11)	—	—	709
Stock-based compensation, net	—	—	324	—	—	324
Repurchase of common stock	(76,990)	(571)	—	—	—	(571)
Cash dividends declared ($0.12 per share)	—	—	—	(1,832)	—	(1,832)
Balance at March 31, 2023	15,286,558	$79,475	$10,056	$109,908	$(15,658)	$183,781

Balance at January 1, 2022	15,137,808	$78,718	$8,645	$79,056	$(1,197)	$165,222
Net income	—	—	—	8,152	—	8,152
Other comprehensive loss	—	—	—	—	(6,084)	(6,084)
Stock-based compensation, net	—	—	215	—	—	215
Cash dividends declared ($0.10 per share)	—	—	—	(1,514)	—	(1,514)
Balance at March 31, 2022	15,137,808	$78,718	$8,860	$85,694	$(7,281)	$165,991

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
($ in thousands)	2023	2022
Cash flows from operating activities
Net income	$7,534	$8,152
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
(Reversal of) provision for credit losses	(338)	341
Depreciation and amortization of premises and equipment	371	390
Amortization of net premiums on securities	72	216
Amortization of servicing assets	961	1,171
Accretion of loan discounts	(984)	(1,442)
Amortization of low income housing partnerships	361	187
Stock-based compensation	324	215
Deferred income taxes	1,074	80
Gain on sale of loans	(2,570)	(3,238)
Earnings on company owned life insurance	(149)	(63)
Net change in fair value of equity investment with readily determinable fair value	(54)	173
Origination of loans held for sale	(9,666)	(28,900)
Proceeds from sales of loans held for sale	47,937	35,323
Net change in:
Accrued interest receivable	(122)	108
Other assets	443	216
Accrued interest payable	2,980	(10)
Other liabilities	(3,531)	(319)
Net cash provided by operating activities	44,643	12,600
Cash flows from investing activities
Net change in loans receivable	(640)	(32,631)
Proceeds from matured, called, or paid-down securities available for sale	5,721	9,392
Purchase of loans	(12,142)	(81,552)
Purchase of available-for-sale debt securities	(5,647)	(28,983)
Purchase of equity investments	(20)	—
Purchase of premises and equipment, net	(618)	(545)
Investment in low income housing partnerships	(113)	(187)
Net cash used in investing activities	(13,459)	(134,506)
Cash flows from financing activities
Net change in deposits	19,047	137,937
Cash received from stock option exercises	720	—
Proceeds from Federal Home Loan Bank advances	50,000	—
Repurchase of common stock	(571)	—
Cash dividend paid on common stock	(1,832)	(1,514)
Payments related to tax-withholding for vested restricted stock awards	(11)	—
Net cash provided by financing activities	67,353	136,423
Net change in cash and cash equivalents	98,537	14,517
Cash and cash equivalents at beginning of period	82,972	115,459
Cash and cash equivalents at end of period	$181,509	$129,976
Supplemental cash flow information:

Cash paid during the period for
Interest	$7,722	$664
Supplemental non-cash disclosure:
Initial recognition of right-of-use assets	$849	$—

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying unaudited Consolidated Financial Statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial results for the interim periods presented, including eliminating intercompany transactions and balances. Certain items on the Consolidated Financial Statements and notes for prior years have been reclassified to conform to the 2023 presentation. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report on Form 10-K”). Descriptions of our significant accounting policies are included in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.
New Accounting Pronouncements Adopted
Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted ASU 2016-13 using a modified retrospective approach on January 1, 2023 without electing the fair value option on eligible financial instruments under ASU 2019-05. The Company replaced the current incurred loss accounting model with the Current Expected Credit Losses ("CECL") approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts.
The adoption of this ASU increased the allowance for credit losses by $1.9 million and allowance for off-balance sheet commitments by $184 thousand. The Company also recorded a deferred tax assets of $624 thousand and a decrease to opening retained earnings of $1.5 million on January 1, 2023. The increase to allowance for credit losses was primarily longer duration of home mortgage loans, offset primarily by shorter duration of commercial and industrial ("C&I") loans. The Company did not record an allowance for credit losses on the Company’s available-for-sale debt securities as a result of this adoption. Disclosures for periods after January 1, 2023 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies.

The following table illustrates the impact of ASU 2016-13:

	January 1, 2023, Adoption Date
($ in thousands)	As Reported	Pre-ASU 2016-13	Impact
Assets:
Loans:
Commercial real estate	$7,826	$6,951	$875
SBA—real estate	1,369	1,607	(238)
SBA—non-real estate	65	207	(142)
C&I	1,323	1,643	(320)
Home mortgage	10,579	8,826	1,753
Consumer	3	7	(4)
Allowance for credit losses on loans	$21,165	$19,241	$1,924
Liabilities:
Allowance for credit losses on off-balance sheet commitments	$446	$262	$184

FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. The Company adopted ASU 2022-02 on January 1, 2023, and the adoption of ASU 2022-02 did not have a significant impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements under Evaluation
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. This ASU also requires specific disclosures of investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The updated guidance is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$53,503	$—	$(4,788)	$48,715
Residential collateralized mortgage obligations	175,840	229	(17,880)	158,189
Municipal securities-tax exempt	5,653	210	—	5,863
Total AFS debt securities	$234,996	$439	$(22,668)	$212,767

	December 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$55,189	$—	$(5,425)	$49,764
Residential collateralized mortgage obligations	179,953	1	(19,909)	160,045
Total AFS debt securities	$235,142	$1	$(25,334)	$209,809

There were no sales of AFS debt securities during the three months ended March 31, 2023 and 2022.

The amortized cost and estimated fair value of AFS debt securities as of March 31, 2023, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$1,467	$1,411
After five years through ten years	4,503	4,120
After ten years	229,026	207,236
Total AFS debt securities	$234,996	$212,767

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$15,913	$(493)	$32,802	$(4,295)	$48,715	$(4,788)
Residential collateralized mortgage obligations	37,944	(722)	92,180	(17,158)	130,124	(17,880)
Total AFS debt securities	$53,857	$(1,215)	$124,982	$(21,453)	$178,839	$(22,668)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$26,347	$(1,485)	$23,417	$(3,940)	$49,764	$(5,425)
Residential collateralized mortgage obligations	81,320	(3,888)	71,604	(16,021)	152,924	(19,909)
Total AFS debt securities	$107,667	$(5,373)	$95,021	$(19,961)	$202,688	$(25,334)

As a result of the Company's adoption of ASU 2016-03 on January 1, 2023, available-for-sale debt securities are measured at fair value and are subject to impairment testing. A security is impaired if the fair value of the security is less than its amortized cost basis. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value decline. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

The unrealized losses were primarily attributable to interest rate movement, not credit quality. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, the Company did not record allowance for credit losses on January 1, 2013 and did not have allowance for credit losses as of March 31, 2023.
As of March 31, 2023 or December 31, 2022, there were no pledged securities to secure public deposits, borrowing and letters of credit from Federal Home Loan Bank ("FHLB") and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.
The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
FHLB stock	$8,483	$8,483
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified	3,404	3,330
Time deposits placed in other banks	95	95
Total other investments	$12,172	$12,098

The Company has equity investment in a mutual fund with readily determinable fair value of $3.4 million and $3.3 million, as of March 31, 2023 and December 31, 2022, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $54 thousand gain and a $173 thousand loss for the three months ended March 31, 2023 and 2022, respectively. The gains (losses) of the mutual fund are included in Other income in the Consolidated Statements of Income.
Note 3. Loans and Allowance for Credit Losses on Loans

Loans Receivable

The following table presents the composition of the loan portfolio as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Commercial real estate	$833,615	$842,208
SBA—real estate	225,719	221,340
SBA—non-real estate	13,275	13,377
C&I	117,841	116,951
Home mortgage	500,635	482,949
Consumer	1,400	1,467
Gross loans receivable	1,692,485	1,678,292
Allowance for credit losses	(20,814)	(19,241)
Loans receivable, net (1)	$1,671,671	$1,659,051

(1)Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $70 thousand and $160 thousand as of March 31, 2023 and December 31, 2022, respectively.
No loans were outstanding to related parties as of March 31, 2023 and December 31, 2022.

Allowance for Credit Losses on Loans

The Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of CECL, the Company elected not to consider accrued interest receivable in its estimated credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The Company uses transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. The Company incorporates future economic conditions using a weighted multiple scenario approach: baseline and adverse. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario.

In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled estimated loss approaches. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors listed below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the loss rates. This matrix considers the following nine factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council Interagency Policy Statement on the Allowance for Credit Losses, updated to reflect the adoption of CECL:

•    Changes in lending policies and procedures, including changes in underwriting standards and practices for collection, charge-offs, and recoveries;
•    Actual and expected changes in national and local economic and business conditions and developments in which the institution operates that affect the collectivity of loans;
•    Changes in the nature and volume of the loan portfolio;
•    Changes in the experience, ability, and depth of lending management and staff;
•    Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•    Changes in the quality of the credit review function;
•    Changes in the value of the underlying collateral for loans that are not collateral-dependent;
•    The existence, growth, and effect of any concentrations of credit, and
•    The effect of other external factors, such as the regulatory, legal and technological environments; competition; and events such as natural disasters.

For loans that do not share similar risk characteristics such as nonaccrual loans above $250 thousand, the Company evaluates these loans on an individual basis in accordance with ASC 326. Such nonaccrual loans are considered to have different risk profiles than performing loans and are therefore evaluated individually. The Company elected to collectively assess nonaccrual loans with balances below $250 thousand along with the performing and accrual loans, in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. For individually assessed loans, the allowance for credit losses is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; or 2) the fair value of the collateral, if the loan is collateral-dependent. For the collateral-dependent loans, the Company obtains a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company obtains updated appraisals every twelve months from a qualified independent appraiser. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an allowance for credit losses with a corresponding charge to the provision for credit losses.

The Company maintains a separate allowance for credit losses for its off-balance sheet commitments. The Company uses an estimated funding rate to allocate an allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn lines of credit can potentially become drawn at any point. The funding rate is determined based on a look-back period of 8 quarters. Credit loss is not estimated for off-balance sheet commitments that are unconditionally cancellable by the Company.

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2023 and 2022:

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Three Months Ended March 31, 2023
Beginning balance	$6,951	$1,607	$207	$1,643	$8,826	$7	$19,241
Impact of CECL adoption	875	(238)	(142)	(320)	1,753	(4)	1,924
(Reversal of) provision for credit losses	(951)	(140)	(7)	(53)	893	—	(258)
Charge-offs	(91)	(11)	(14)	—	—	—	(116)
Recoveries	—	—	23	—	—	—	23
Ending balance	$6,784	$1,218	$67	$1,270	$11,472	$3	$20,814

Three Months Ended March 31, 2022
Beginning balance	$8,150	$2,022	$199	$2,848	$2,891	$13	$16,123
(Reversal of) provision for credit losses (1)	(1,670)	(258)	(47)	644	1,877	—	546
Charge-offs	—	(14)	—	—	—	—	(14)
Recoveries	—	—	17	—	—	—	17
Ending balance	$6,480	$1,750	$169	$3,492	$4,768	$13	$16,672

(1)Excludes reversal of uncollectible accrued interest receivable of $205 thousand for the three months ended March 31, 2022.

The following table presents a composition of (reversal of) provision for credit losses for the period presented:

($ in thousands)	Three Months Ended March 31, 2023
Reversal of credit losses on loans	$(258)
Reversal of credit losses on off-balance sheet commitments	(80)
Total reversal of credit losses	$(338)

The following table presents the allowance for credit losses on loans and recorded investment (not including accrued interest receivable) by portfolio segment and impairment methodology as of March 31, 2023 and December 31, 2022:

($ in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
As of March 31, 2023
Allowance for credit losses:
Commercial real estate	$—	$6,784	$6,784
SBA—real estate	34	1,184	1,218
SBA—non-real estate	—	67	67
C&I	259	1,011	1,270
Home mortgage	—	11,472	11,472
Consumer	—	3	3
Total	$293	$20,521	$20,814
Loans (1):
Commercial real estate	$—	$833,615	$833,615
SBA—real estate	806	224,913	225,719
SBA—non-real estate	—	13,275	13,275
C&I	270	117,571	117,841
Home mortgage	1,133	499,502	500,635
Consumer	—	1,400	1,400
Total	$2,209	$1,690,276	$1,692,485
As of December 31, 2022
Allowance for credit losses:
Commercial real estate	$—	$6,951	$6,951
SBA—real estate	—	1,607	1,607
SBA—non-real estate	—	207	207
C&I	279	1,364	1,643
Home mortgage	—	8,826	8,826
Consumer	—	7	7
Total	$279	$18,962	$19,241
Loans (1):
Commercial real estate	$—	$842,208	$842,208
SBA—real estate	423	220,917	221,340
SBA—non-real estate	—	13,377	13,377
C&I	279	116,672	116,951
Home mortgage	—	482,949	482,949
Consumer	—	1,467	1,467
Total	$702	$1,677,590	$1,678,292

(1)Excludes accrued interest receivables of $6.4 million both as of March 31, 2023 and December 31, 2022.

The following table presents the recorded investment in impaired loans and the specific allowance for loan losses as of December 31, 2022.

	December 31, 2022 (1)
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
SBA—real estate	$423	$423	$—	$—
C&I	279	—	279	279
Total	$702	$423	$279	$279

(1) The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans was not considered to be material

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment for the years ended December 31, 2022. The difference between interest income recognized and cash basis interest recognized was immaterial.

	Three Months Ended March 31, 2022
($ in thousands)	Average Recorded Investment	Interest Income Recognized
SBA—real estate	$818	$—
C&I	309	—
Home mortgage	—	—
Total	$1,127	$—

Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure. As of March 31, 2023, there were $1.9 million of collateral-dependent loans which are primarily secured by residential and commercial real estate, as well as equipment. The allowance for credit losses allocated to these loans as of March 31, 2023 was $259 thousand.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023, for which repayment is expected to be obtained through the sale of the underlying collateral.

($ in thousands)	Hotel / Motel	Gas Station	Single-Family Residential	Total
As of March 31, 2023
SBA—real estate	$424	$381	$—	$805
Home mortgage	—	—	1,133	1,133
Total	$424	$381	$1,133	$1,938

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of March 31, 2023 and December 31, 2022:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total
As of March 31, 2023
SBA—real estate	$1,500	$424	$1,924	$—	$1,924
SBA—non-real estate	653	—	653	246	899
C&I	270	—	270	—	270
Home mortgage	132	1,133	1,265	—	1,265
Total	$2,555	$1,557	$4,112	$246	$4,358
As of December 31, 2022
SBA—real estate			$423	$—	$423
SBA—non-real estate			657	442	1,099
C&I			279	—	279
Home mortgage			1,280	—	1,280
Total			$2,639	$442	$3,081

Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively and individually evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of March 31, 2023 and December 31, 2022:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Loans Not Past Due	Total (1)
As of March 31, 2023
Commercial real estate	$—	$—	$—	$—	$833,615	$833,615
SBA—real estate	430	—	1,500	1,930	221,859	225,719
SBA—non-real estate	95	—	691	786	11,703	13,275
C&I	—	—	—	—	117,841	117,841
Home mortgage	5,227	—	342	5,569	489,497	500,635
Consumer	—	—	—	—	1,400	1,400
Total	$5,752	$—	$2,533	$8,285	$1,675,915	$1,692,485
As of December 31, 2022
Commercial real estate	$—	$—	$—	$—	$842,208	$842,208
SBA—real estate	199	175	—	374	220,592	221,340
SBA—non-real estate	117	49	381	547	12,283	13,377
C&I	—	—	441	441	116,069	116,951
Home mortgage	1,707	1,522	342	3,571	475,807	482,949
Consumer	—	—	—	—	1,467	1,467
Total	$2,023	$1,746	$1,164	$4,933	$1,668,426	$1,678,292

(1)Excludes accrued interest receivables of $6.4 million both as of March 31, 2023 and December 31, 2022.

Loan Modifications to Borrowers Experiencing Financial Difficult: On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty, unless those loans do not share the same risk characteristics with other loans in the portfolio. Provided that is not the case, these modifications are included in their respective cohort and the allowance for credit losses is estimated on a pooled basis consistent with the other loans with similar risk characteristics.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other than insignificant payment deferrals, other than insignificant term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. No loan modifications were made to borrowers experiencing financial difficulty during the three months ended March 31, 2023. No charge-offs of previously modified loans were recorded during the three months ended March 31, 2023.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of as of March 31, 2023:

	March 31, 2023
	Term Loans by Origination Year						Revolving Loans	Total (1)
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$17,774	$216,444	$150,672	$101,254	$147,925	$187,802	$11,184	$833,055
Special mention	—	—	—	—	—	560	—	560
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$17,774	$216,444	$150,672	$101,254	$147,925	$188,362	$11,184	$833,615
Current period charge-offs	$—	$—	$—	$—	$91	$—	$—	$91
SBA— real estate
Pass	$2,686	$49,259	$32,031	$29,056	$32,328	$75,815	$—	$221,175
Special mention	—	—	—	—	936	1,121	—	2,057
Substandard	—	—	1,500	—	—	987	—	2,487
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$2,686	$49,259	$33,531	$29,056	$33,264	$77,923	$—	$225,719

Current period charge-offs	$—		$—	$11	$—	$—	$—	$—	$11
SBA—non-real estate
Pass	$1,235		$2,958	$539	$2,146	$1,070	$4,586	$—	$12,534
Special mention	—		—	—	—	—	—	—	—
Substandard	—		—	—	—	—	396	—	396
Doubtful	—		—	—	—	—	345	—	345
Subtotal	$1,235		$2,958	$539	$2,146	$1,070	$5,327	$—	$13,275
Current period charge-offs	$—		$—	$—	$—	$—	$14	$—	$14
C&I
Pass	$4,054		$24,304	$26,764	$6,533	$5,564	$2,841	$47,511	$117,571
Special mention	—		—	—	—	—	—	—	—
Substandard	—		—	—	—	—	270	—	270
Doubtful	—		—	—	—	—	—	—	—
Subtotal	$4,054		$24,304	$26,764	$6,533	$5,564	$3,111	$47,511	$117,841
Current period charge-offs	$—		$—	$—	$—	$—	$—	$—	$—
Home mortgage
Pass	$26,513		$325,326	$82,729	$20,196	$9,858	$34,748	$—	$499,370
Special mention	—		—	—	—	—	—	—	—
Substandard	—		—	342	791	—	132	—	1,265
Doubtful	—		—	—	—	—	—	—	—
Subtotal	$26,513		$325,326	$83,071	$20,987	$9,858	$34,880	$—	$500,635
Current period charge-offs	$—		$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$53		$—	$—	$—	$149	$200	$998	$1,400
Special mention	—		—	—	—	—	—	—	—
Substandard	—		—	—	—	—	—	—	—
Doubtful	—		—	—	—	—	—	—	—
Subtotal	$53		$—	$—	$—	$149	$200	$998	$1,400
Current period charge-offs	$—		$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$52,315		$618,291	$292,735	$159,185	$196,894	$305,992	$59,693	$1,685,105
Special mention	—		—	—	—	936	1,681	—	2,617
Substandard	—		—	1,842	791	—	1,785	—	4,418
Doubtful	—		—	—	—	—	345	—	345
Subtotal	$52,315		$618,291	$294,577	$159,976	$197,830	$309,803	$59,693	$1,692,485
Current period charge-offs	$—	—	$—	$11	$—	$91	$14	$—	$116

(1)Excludes accrued interest receivables of $6.4 million as of March 31, 2023.

The following table presents the loan portfolio's amortized cost by loan type and risk rating of as of December 31, 2022:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total (1)
As of December 31, 2022
Commercial real estate	$841,645	$563	$—	$—	$842,208
SBA—real estate	220,348	—	992	—	221,340
SBA—non-real estate	12,621	—	480	276	13,377
C&I	116,672	—	279	—	116,951
Home mortgage	481,669	—	1,280	—	482,949
Consumer	1,467	—	—	—	1,467
Total	$1,674,422	$563	$3,031	$276	$1,678,292

(1)Excludes accrued interest receivables of $6.4 million as of December 31, 2022.
Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Leasehold improvements	$8,421	$7,998
Furniture and fixtures	4,005	3,983
Equipment and others	3,421	3,288
Total premises and equipment	15,847	15,269
Accumulated depreciation	(11,200)	(10,869)
Total premises and equipment, net	$4,647	$4,400

Total depreciation expense included in occupancy and equipment expenses was $371 thousand and $390 thousand for the three months ended March 31, 2023 and 2022, respectively.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of March 31, 2023 and December 31, 2022.

The following table presents an analysis of the changes in activity for loan servicing assets during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Beginning balance	$12,759	$12,720
Additions from loans sold with servicing retained	1,100	792
Amortized to expense	(961)	(1,171)
Ending balance	$12,898	$12,341

The fair value of the servicing assets was $18.0 million as of March 31, 2023, which was determined using discount rates ranging from 4.75% to 10.25% and prepayment speeds ranging from 13.10% to 13.20%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $15.2 million as of March 31, 2022, which was determined using discount rates ranging from 3.75% to 10.00% and prepayment speeds ranging from 14.90% to 15.30% depending on the stratification of the specific assets.
Note 6. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of March 31, 2023 and December 31, 2022 were $411.6 million and $356.2 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of March 31, 2023:

($ in thousands)
Remainder of 2023	$530,585
2024	253,451
2025	22,566
2026	17,224
2027 and thereafter	294
Total	$824,120

Deposits from principal officers, directors, and their affiliates as of March 31, 2023 and December 31, 2022 were $665 thousand and $810 thousand, respectively.
The Company had estimated uninsured deposits of $900.6 million, or 47.3% of total deposits, and $938.3 million, or 49.8% of total deposits, as of March 31, 2023 and December 31, 2022, respectively.
Note 7. Borrowing Arrangements
As of March 31, 2023, the Company had $50.0 million advances from FHLB with a weighted average interest rate of 5.27%, which matured on April 13, 2023. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit as of both March 31, 2023 and December 31, 2022.

The Company had available borrowing capacity from the following institutions as of March 31, 2023:

($ in thousands)
FHLB	$406,500
Federal Reserve Bank	174,284
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$680,784

The Company has pledged approximately $1.33 billion and $1.24 billion of loans as collateral for these lines of credit as of March 31, 2023 and December 31, 2022, respectively.
Note 8. Income Taxes

The Company’s income tax expense was $3.1 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate was 29.0% and 29.1% for the three months ended March 31, 2023 and 2022, respectively.
The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2019 and for state taxing authorities for tax years prior to 2018.
There were no significant unrealized tax benefits recorded as of March 31, 2023 and 2022, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Loan commitments	$261,501	$265,110
Standby letter of credit	5,959	5,286
Commercial letter of credit	341	451
Total undisbursed credit related commitments	$267,801	$270,847

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Investments in low-income housing partnerships	$11,850	$12,212
Unfunded commitments to fund investments for low-income housing partnerships	8,635	8,748

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2039.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $361 thousand and $187 thousand for the three months ended March 31, 2023 and 2022, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $456 thousand and $160 thousand for the three months ended March 31, 2023 and 2022, respectively.
Note 10. Stock-Based Compensation
The Company has three stock-based compensation plans currently in effect as of March 31, 2023, as described further below. Total compensation cost that has been charged against earnings for these plans for the three months ended March 31, 2023 and 2022 was $324 thousand and $215 thousand, respectively.
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

A summary of the transactions under the 2005 Plan for the three months ended March 31, 2023 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2023	30,000	$6.18	$149
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2023	30,000	$6.18	$82
Fully vested and expected to vest	30,000	$6.18	$82
Vested	30,000	$6.18	$82

No tax benefits or expenses were realized from restricted stock units under the 2010 Plan for the three months ended March 31, 2023 and 2022.
The weighted average remaining contractual term of stock options outstanding under the 2005 Plan as of March 31, 2023 was 0.5 year. The weighted average remaining contractual term of stock options that were exercisable as of March 31, 2023 was 0.5 year. All of the stock options that are outstanding under the 2005 Plan were fully vested as of March 31, 2023.
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

A summary of the stock options outstanding under the 2010 Plan for the three months ended March 31, 2023 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2023	150,000	$8.00	$474
Options granted	—	—
Options exercised	(90,000)	8.00
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2023	60,000	$8.00	$55
Fully vested and expected to vest	60,000	$8.00	$55
Vested	60,000	$8.00	$55

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Intrinsic value of options exercised	$186	$—
Cash received from option exercises	720	—
Tax (provision) benefit realized from option exercised	(3)	—

The weighted average remaining contractual term of stock options outstanding as of March 31, 2023 was 1.0 years. The weighted average remaining contractual term of stock options that were exercisable as of March 31, 2023 was 1.0 years.

A summary of the changes in the Company's non-vested restricted stock awards under the 2010 Plan for the three months ended March 31, 2023 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2023	14,500	$8.66	$162
Awards granted	—	—
Awards vested	—	—
Awards forfeited	—	—
Non-vested, as of March 31, 2023	14,500	$8.66	$129

No tax benefits or expenses were realized from restricted stock units under the 2010 Plan for the three months ended March 31, 2023 and 2022.
As of March 31, 2023, the Company had approximately $28 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.2 years.
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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of March 31, 2023.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the three months ended March 31, 2023 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2023	317,366	$11.60	$3,542
Awards granted	—	—
Awards vested	(4,129)	12.90
Awards forfeited	(4,500)	12.90
Non-vested, as of March 31, 2023	308,737	$11.57	$2,751

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Tax (provision) benefit realized from awards vested	$(2)	$—

There were 1,136,008 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of March 31, 2023. The Company had approximately $2.4 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of March 31, 2023. The Company expects to recognize these costs over a weighted average period of 2.3 years.
Note 11. Employee Benefit Plan
The Company sponsors a defined contribution plan, 401(k) profit sharing plan (the “401(k) Plan”), designed to provide retirement benefits financed by participant contributions, as well as contributions from the Company. Employees are eligible to participate in the 401(k) Plan as of the first day of the first calendar month after the date they have completed three months of service with the Company and have attained the age of 18. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $236 thousand and $203 thousand for the three months ended March 31, 2023 and 2022, respectively.

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
Other Investment: The Company has an equity investment with readily determinable fair value. The fair value for the equity investment with readily determinable fair value is obtained from unadjusted quoted prices in active markets on the date of measurement and classified as Level 1.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$48,715	$—	$48,715	$—
Residential collateralized mortgage obligations	158,189	—	158,189	—
Municipal securities-tax exempt	5,863	—	5,863	—
Other investments:
Mutual fund - CRA qualified	3,404	3,404	—	—

December 31, 2022
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$49,764	$—	$49,764	$—
Residential collateralized mortgage obligations	160,045	—	160,045	—
Other investments:
Mutual fund - CRA qualified	3,330	3,330	—	—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the three months ended March 31, 2023 or 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value and write-downs of individual assets.
Collateral-dependent loans: Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. Prior to the adoption of ASU 2016-13, impaired loans were evaluated and valued at the time the loan was identified as impaired, at the lower of cost or fair value. Fair value for both collateral-dependent and impaired loans are measured based on the value of the collateral securing these loans and are classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraisals may utilize a single valuation approach or a combination or approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Appraised values are reviewed by management using historical knowledge, market considerations, and knowledge of the client and client’s business.

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Individually evaluated loans:
SBA—real estate	$772	$—	$—	$772
C&I	11	—	—	11
Home mortgage	1,133	—	—	1,133
Total	$1,916	$—	$—	$1,916
December 31, 2022
Impaired loans:
SBA—real estate	$423	$—	$—	$423
Total	$423	$—	$—	$423
Total

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Individually evaluated loans:
SBA—real estate	$2	$7
C&I	11	—
Total	$13	$7

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of March 31, 2023 and December 31, 2022:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
March 31, 2023
Individually evaluated loans:
SBA—real estate	$772	Income approach - income capitalization	Capitalization rate	8.0% to 11.5%	9.9%
C&I	11	Income approach - discounted cash flow	Discount rate	8.0%	8.0%
Home mortgage	1,133	Sales comparison approach	Market data comparison	3.1% to 13.1%	7.0%
December 31, 2022
Impaired loans:
SBA—real estate	$423	Income approach - income capitalization	Capitalization rate	11.5%	11.5%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of March 31, 2023 and December 31, 2022.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	March 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$181,509	$181,509	$—	$—	$181,509
Loans held for sale	7,534	—	8,046	—	8,046
Loans receivable, net	1,671,671	—	—	1,653,450	1,653,450
Accrued interest receivable, net	7,302	139	723	6,440	7,302
Other investments:
FHLB and PCBB stock	8,673	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,898	—	—	18,010	18,010
Financial liabilities:
Deposits	1,904,818	—	1,902,346	—	1,902,346
Accrued interest payable	5,751	—	5,751	—	5,751

	December 31, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$82,972	$82,972	$—	$—	$82,972
Loans held for sale	44,335	—	47,217	—	47,217
Loans receivable, net	1,659,051	—	—	1,626,036	1,626,036
Accrued interest receivable, net	7,180	51	716	6,413	7,180
Other investments:
FHLB and PCBB stock	8,673	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,759	—	—	16,845	16,845
Financial liabilities:
Deposits	1,885,771	—	1,880,508	—	1,880,508
Accrued interest payable	2,771	—	2,771	—	2,771

Note 13. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of March 31, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	March 31, 2023
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$220,207	13.27%	N/A	N/A	N/A	N/A
Bank	215,964	13.01	$132,733	8.00%	$165,917	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	200,141	12.06	N/A	N/A	N/A	N/A
Bank	195,898	11.81	99,550	6.00	132,733	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	200,141	12.06	N/A	N/A	N/A	N/A
Bank	195,898	11.81	74,662	4.50	107,846	6.50
Tier 1 capital (to average assets)
Consolidated	200,141	9.43	N/A	N/A	N/A	N/A
Bank	195,898	9.23	84,888	4.00	106,110	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2022
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$213,862	13.06%	N/A	N/A	N/A	N/A
Bank	211,981	12.94	$131,020	8.00%	$163,775	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A
Bank	192,477	11.75	98,265	6.00	131,020	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A
Bank	192,477	11.75	73,699	4.50	106,454	6.50
Tier 1 capital (to average assets)
Consolidated	194,358	9.38	N/A	N/A	N/A	N/A
Bank	192,477	9.29	82,836	4.00	103,545	5.00

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2023	2022
Basic
Net income	$7,534	$8,152
Distributed and undistributed earnings allocated to participating securities	(159)	(142)
Net income allocated to common shares	$7,375	$8,010
Weighted average common shares outstanding	15,284,350	15,137,808
Basic earnings per common share	$0.48	$0.53
Diluted
Net income allocated to common shares	$7,375	$8,010
Weighted average common shares outstanding for basic earnings per common share	15,284,350	15,137,808
Add: Dilutive effects of assumed exercises of stock options	28,323	104,406
Average shares and dilutive potential common shares	15,312,673	15,242,214
Diluted earnings per common share	$0.48	$0.53

No share of common stock was antidilutive for the three months ended March 31, 2023 and 2022.

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

We adopted Accounting Standards Update (“ASU”) 2016-13, which replaced the current incurred loss accounting model with the Current Expected Credit Losses approach. The adoption of this ASU increased the allowance for credit losses by $1.9 million and allowance for off-balance sheet commitments by $184 thousand and recorded an deferred tax assets of $624 thousand and decrease to opening retained earnings of $1.5 million on January 1, 2023.
The following significant items are of note as of or for the periods presented:
As of March 31, 2023 compared to as of 2022
•Total assets were $2.17 billion, an increase of $76.1 million, or 3.6%, from $2.09 billion.
•Gross loans were $1.69 billion, an increase of $14.2 million, or 0.8%, from $1.68 billion.
•Total deposits were $1.90 billion, an increase of $19.0 million, or 1.0%, from $1.89 billion.
•Shareholders’ equity was $183.8 million, an increase of $6.9 million, or 3.9%, from $176.9 million.
For the three months ended March 31, 2023 compared to 2022
•Net interest income increased to $17.9 million, an increase of $602 thousand, or 3.5%, from $17.3 million.
•Net income was $7.5 million or $0.48 per diluted common share, a decrease of $618 thousand, or 7.6%, from $8.2 million or $0.53 per diluted common share.

SELECTED FINANCIAL DATA

	For the Three Months Ended March 31,
($ in thousands, except share and per share data)	2023	2022
Income Statement Data:
Interest income	$28,594	$17,944
Interest expense	10,702	654
Net interest income	17,892	17,290

(Reversal of) provision for credit losses	(338)	341
Noninterest income	4,295	4,216
Noninterest expense	11,908	9,662
Income before income taxes	10,617	11,503
Income tax expense	3,083	3,351
Net income	7,534	8,152
Per Share Data:
Basic income per share	$0.48	$0.53
Diluted income per share	$0.48	$0.53
Book value per share	$12.02	$10.97
Shares of common stock outstanding	15,286,558	15,137,808
Performance Ratios:
Return on average assets (1)	1.43%	1.85%
Return on average equity (1)	16.82%	19.54%
Yield on total loans (1)	6.10%	4.84%
Yield on average earning assets (1)	5.71%	4.28%
Cost of average interest bearing liabilities (1)	3.55%	0.34%
Cost of deposits (1)	2.25%	0.17%
Net interest margin (1)	3.56%	4.12%
Efficiency ratio (2)	53.67%	44.93%

	As of
($ in thousands)	March 31, 2023	December 31, 2022
Balance Sheet Data:
Gross loans receivable	$1,692,485	$1,678,292
Loans held for sale	7,534	44,335
Allowance for credit losses	(20,814)	(19,241)
Total assets	2,170,594	2,094,497
Deposits	1,904,818	1,885,771
Shareholders’ equity	183,781	176,916
Asset Quality Data:
Nonperforming loans to gross loans receivable	0.26%	0.18%
Allowance for credit losses to nonperforming loans	477.60%	625.00%
Allowance for credit losses to gross loans receivable	1.23%	1.15%
Balance Sheet and Capital Ratios:
Gross loans receivable to deposits	88.85%	89.00%
Noninterest-bearing deposits to deposits	33.80%	37.20%
Average equity to average total assets	8.51%	8.88%
Leverage ratio	9.43%	9.38%
Common equity tier 1 ratio	12.06%	11.87%
Tier 1 risk-based capital ratio	12.06%	11.87%
Total risk-based capital ratio	13.27%	13.06%

(1)    Annualized
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

RESULTS OF OPERATIONS
Net Income

We reported net income for the three months ended March 31, 2023 of $7.5 million, compared to net income of $8.2 million for the same period of 2022. The decrease was primarily due to a $2.2 million increase in noninterest expense, partially offset by a $679 thousand decrease in provision for credit losses and $602 thousand increase in net interest income.

	Three Months Ended March 31,
($ in thousands)	2023	2022	Change
Interest income	$28,594	$17,944	$10,650
Interest expense	10,702	654	10,048
Net interest income	17,892	17,290	602
(Reversal of) provision for credit losses	(338)	341	(679)
Noninterest income	4,295	4,216	79
Noninterest expense	11,908	9,662	2,246
Income before income tax expense	10,617	11,503	(886)
Income tax expense	3,083	3,351	(268)
Net income	$7,534	$8,152	$(618)

Net Interest Income
The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of our total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing us to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

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

	Three Months Ended March 31,
	2023			2022
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate (1)	Average Balance	Interest and Fees	Yield / Rate (1)
Interest-earning assets:
Interest-bearing deposits in other banks	$74,162	$846	4.56%	$86,875	$42	0.19%
Federal funds sold and other investments (2)	12,130	171	5.65	10,957	115	4.19
Available-for-sale debt securities	210,462	1,566	2.94	156,913	530	1.35
Total investments	296,754	2,583	3.45	254,745	687	1.75
Commercial real estate loans	840,402	11,179	5.39	710,993	7,802	4.45
SBA loans	274,889	6,982	10.30	358,725	5,834	6.60
Commercial and industrial loans	121,915	2,200	7.32	156,355	1,536	3.98
Home mortgage loans	486,800	5,633	4.63	217,103	2,074	3.82
Consumer & other loans	1,386	17	5.07	878	11	4.88
Loans (3)	1,725,392	26,011	6.10	1,444,054	17,257	4.84
Total interest-earning assets	2,022,146	28,594	5.71	1,698,799	17,944	4.28
Noninterest-earning assets	82,538			63,016
Total assets	$2,104,684			$1,761,815

Interest-bearing liabilities:
Money market deposits and others	$409,813	$3,150	3.12%	$412,295	$251	0.25%
Time deposits	786,381	7,232	3.73	374,620	403	0.44
Total interest-bearing deposits	1,196,194	10,382	3.52	786,915	654	0.34
Borrowings	26,168	320	4.95	—	—	—
Total interest-bearing liabilities	1,222,362	10,702	3.55	786,915	654	0.34
Noninterest-bearing liabilities:
Noninterest-bearing deposits	671,490			783,461
Other noninterest-bearing liabilities	31,648			24,599
Total noninterest-bearing liabilities	703,138			808,060
Shareholders’ equity	179,184			166,840
Total liabilities and shareholders’ equity	$2,104,684			$1,761,815
Net interest income / interest rate spreads		$17,892	2.16%		$17,290	3.94%
Net interest margin			3.56%			4.12%

Cost of deposits			2.25%			0.17%
Cost of funds			2.29%			0.17%

(1)Annualized
(2)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
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

	Three Months Ended March 31,
	2023 vs 2022
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(76)	$880	$804
Federal funds sold and other investments	22	34	56
Available-for-sale debt securities	292	744	1,036
Total investments	238	1,658	1,896
Commercial real estate loans	1,571	1,806	3,377
SBA loans	(1,655)	2,803	1,148
Commercial and industrial loans	(549)	1,213	664
Home mortgage loans	2,781	778	3,559
Consumer & other loans	5	1	6
Total loans	2,153	6,601	8,754
Total interest-earning assets	2,391	8,259	10,650
Interest-bearing liabilities:
Money market deposits and others	329	2,570	2,899
Time deposits	2,151	4,678	6,829
Total interest-bearing deposits	2,480	7,248	9,728
Borrowings	160	160	320
Total interest-bearing liabilities	2,640	7,408	10,048
Net interest income	$(249)	$851	$602

Net interest income increased $602 thousand, or 3.5%, primarily due to higher interest income on loans and available-for-sale debt securities, mostly offset by higher interest expenses on time deposits and money market deposits. Net interest margin was 3.56%, a decrease of 56 basis point from 4.12%.

An $8.8 million increase in interest income on loans was primarily due to a $281.3 million increase in average balance and a 126 basis point increase in contractual loan yield as a result of the Federal Reserve’s rate increases.

A $1.0 million increase in interest income on available-for-sale debt securities was primarily due to a $53.5 million increase in average balance and a 159 basis point increase in average yield due to higher yields on recently purchased securities.

A $6.8 million increase in interest expense on time deposits was primarily due to a $411.8 million increase in average balance and a 329 basis point increase in average cost driven by the Federal Reserve’s rate increases.

A $2.9 million increase in interest expense on money market deposits was primarily due to a 287 basis point increase in average cost driven by the Federal Reserve’s rate increases.

Provision for Credit Losses
Credit risk is inherent in the business of making loans. We establish an allowance for credit losses both on loans and off-balance sheet commitments through charges to earnings, which are shown in the statements of operations as the provision for credit losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for credit losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to earnings. The provision for credit losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market area.
The reversal of credit losses was $338 thousand for the three months ended March 31, 2023, compared to provision for credit losses of $341 thousand for the same period of 2022. The reversal of credit losses was primarily due to changes in the qualitative adjustments, reflecting improving trends in loan concentration ratios.
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
The following table sets forth the various components of our noninterest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposits	$418	$388	$30	7.7%
Loan servicing fees, net of amortization	846	447	399	89.3
Gain on sale of loans	2,570	3,238	(668)	(20.6)
Other income	461	143	318	222.4
Total noninterest income	$4,295	$4,216	$79	1.9%

Noninterest income for the three months ended March 31, 2023 was $4.3 million, an increase of $79 thousand, or 1.9%, compared to $4.2 million for the same period of 2022.
Loan servicing fees, net of amortization, were $846 thousand, for the three month ended March 31, 2023, compared to $447 thousand for the same period of 2022. The increase was primarily due to an increase in servicing portfolio and a decrease in servicing asset amortization driven by slower loan prepayments in the first quarter of 2023. Our total SBA loan servicing portfolio was $720.6 million as of March 31, 2023, compared to $659.2 million as of the same period of 2022.
Gain on sale of loans was $2.6 million for the three months ended March 31, 2023, compared to $3.2 million for the same period of 2022, a decrease of $668 thousand or 20.6%. The decrease was primarily due to a lower average sales premium partially offset by a higher SBA loans sold amount. We sold $44.7 million of SBA loans with an average premium of 7.33% for the three months ended March 31, 2023, compared to a sale of $31.8 million of SBA loans with an average premium of 11.00% in the same period of 2022.
Other income was $461 thousand, an increase of $318 thousand from $143 thousand, primarily due to an increase of $226 thousand in fair value of equity investment.

Noninterest Expense
The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,252	$5,657	$1,595	28.2%
Occupancy and equipment	1,570	1,378	192	13.9
Data processing and communication	550	493	57	11.6
Professional fees	359	324	35	10.8
FDIC insurance and regulatory assessments	467	207	260	125.6
Promotion and advertising	162	189	(27)	(14.3)
Directors' fees	161	177	(16)	(9.0)
Foundation donation and other contributions	753	815	(62)	(7.6)
Other expenses	634	422	212	50.2
Total noninterest expense	$11,908	$9,662	$2,246	23.2%

Noninterest expense for the three months ended March 31, 2023 was $11.9 million, compared with $9.7 million for the same period of 2022, an increase of $2.2 million, or 23.2%.
Salaries and employee benefits expense for the three months ended March 31, 2023 was $7.3 million, compared to $5.7 million for the same period of 2022, an increase of $1.6 million, or 28.2%. The increase was primarily due to 23 additional full-time employees to support our continued growth.
FDIC insurance and regulatory assessments increased $260 thousand primarily due to our deposit growth from the first quarter of 2022 and increases in FDIC assessment fees in 2023.

Income Tax Expense
Income tax expense was $3.1 million $3.4 million for the three months ended March 31, 2023 and 2022, respectively. Effective tax rates were 29.0% and 29.1% for the three months ended March 31, 2023 and 2022, respectively.

After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets as of March 31, 2023 will be fully realized in future years.
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

All securities in our investment portfolio were classified as available-for-sale as of March 31, 2023. There were no held-to-maturity or trading securities in our investment portfolio as of March 31, 2023. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities and tax-exempt municipal securities.
Available-for-sale debt securities increased $3.0 million, or 1.4%, to $212.8 million at March 31, 2023 from $209.8 million at December 31, 2022, primarily due to purchases of $5.6 million in tax exempt municipal securities, partially offset by principal paydowns of $5.7 million and an decrease in unrealized loss of $3.1 million for the three months ended March 31, 2023. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of March 31, 2023 and December 31, 2022.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented:

	March 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$53,503	$48,715	$(4,788)	$55,189	$49,764	$(5,425)
Residential collateralized mortgage obligations	175,840	158,189	(17,651)	179,953	160,045	(19,908)
Municipal securities-tax exempt	5,653	5,863	210	—	—	—
Total available-for-sale debt securities	$234,996	$212,767	$(22,229)	$235,142	$209,809	$(25,333)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, we expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, we did not record allowance for credit losses on January 1, 2013 and does not have allowance for credit losses as of March 31, 2023.
The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$1,129	2.23%	$1,202	2.12%	$51,172	2.27%
Residential collateralized mortgage obligations	—	—	338	1.81	3,301	1.56	172,201	2.82
Municipal securities-tax exempt	—	—	—	—	—	—	5,653	5.10
Total available-for-sale debt securities	$—	—%	$1,467	2.13%	$4,503	1.71%	$229,026	2.75%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	March 31, 2023		December 31, 2022
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$833,615	49.2%	$842,208	50.1%
SBA—real estate	225,719	13.3	221,340	13.2
SBA—non-real estate	13,275	0.8	13,377	0.8
Commercial and industrial	117,841	7.0	116,951	7.0
Home mortgage	500,635	29.6	482,949	28.8
Consumer	1,400	0.1	1,467	0.1
Gross loans receivable	1,692,485	100.0%	1,678,292	100.0%
Allowance for credit losses	(20,814)		(19,241)
Loans receivable, net (1)	$1,671,671		$1,659,051

(1)     Includes net deferred loan fees or costs, unamortized premiums and unaccreted discounts of $(70) thousand and $160 thousand as of March 31, 2023 and December 31, 2022, respectively.
Gross loans increased $14.2 million, or 0.8%, to $1.69 billion as of March 31, 2023, compared to $1.68 billion as of December 31, 2022. The increase was primarily attributable to new loan production of $69.1 million and home mortgage loan purchases of $12.1 million, mainly offset by loan payoffs and paydowns of $68.7 million.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of March 31, 20231 and December 31, 2022:

	March 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$22,779	$52,726	$412,111	$89,306	$229,100	$27,593	$833,615
SBA—real estate	—	—	—	31	—	225,688	225,719
SBA—non- real estate	—	138	247	3,936	—	8,954	13,275
Commercial and industrial	18,533	24,362	7,113	23,925	25,767	18,141	117,841
Home mortgage	—	—	—	—	481,257	19,378	500,635
Consumer	—	1,107	—	293	—	—	1,400
Gross loans	$41,312	$78,333	$419,471	$117,491	$736,124	$299,754	$1,692,485

	December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$27,735	$33,894	$387,902	$116,088	$248,812	$27,777	$842,208
SBA—real estate	—	—	—	34	—	221,306	221,340
SBA—non- real estate	—	75	442	3,964	—	8,896	13,377
Commercial and industrial	8,905	27,917	1,611	28,082	31,185	19,251	116,951
Home mortgage	—	—	—	—	465,749	17,200	482,949
Consumer	—	1,136	—	331	—	—	1,467
Gross loans	$36,640	$63,022	$389,955	$148,499	$745,746	$294,430	$1,678,292

Our loan portfolio is concentrated in commercial real estate, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 92.2% of our gross loans were secured by real property as of March 31, 2023, compared to 92.1% as of December 31, 2022.
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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $833.6 million at March 31, 2023 compared to $842.2 million at December 31, 2022. During the three months ended March 31, 2023, we originated $24.2 million of commercial real estate loans. As of March 31, 2023, approximately 79.7% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of March 31, 2023, our average loan to value for commercial real estate loans was 51.3%.
Loans — SBA: We are designated as an SBA Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and included in our commercial real estate Concentration Guidance.
As of March 31, 2023, our SBA portfolio totaled $239.0 million, compared to $234.7 million including $441 thousand of SBA PPP loans as of December 31, 2022. We originated $16.3 million for the three months ended March 31, 2023. We sold SBA loans of $44.7 million with 7.33% average premium and $31.8 million with 11.00% average premium during the three months ended March 31, 2023 and 2022, respectively.
From our total SBA loan portfolio, $225.7 million is secured by real estate and $13.3 million is unsecured or secured by business assets as of March 31, 2023.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $117.8 million as of March 31, 2023, compared to $117.0 million as of December 31, 2022. We originated $7.7 million for the three months ended March 31, 2023.
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
Home mortgage loans totaled $500.6 million as of March 31, 2023, compared to $482.9 million as of December 31, 2022. For the three months ended March 31, 2023, we originated $20.9 million of home mortgage loans and purchased $12.1 million of home mortgage loans from third party mortgage originators.
Loan Servicing

As of March 31, 2023 and December 31, 2022, we serviced $720.6 million and $702.1 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Beginning balance	$12,759	$12,720
Additions from loans sold with servicing retained	1,100	792
Amortized to expense	(961)	(1,171)
Ending balance	$12,898	$12,341

Loan servicing rights are reported on our Consolidated Balance Sheets and reported net of amortization.
Allowance for Credit Losses
We adopted ASU 2016-13 using a modified retrospective approach on January 1, 2023 without electing the fair value option on eligible financial instruments under ASU 2019-05. We replaced the current incurred loss accounting model with the Current Expected Credit Losses ("CECL") approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts.
The adoption of this ASU increased the allowance for credit losses by $1.9 million and allowance for off-balance sheet commitments by $184 thousand. We also recorded an deferred tax assets of $624 thousand and decrease to opening retained earnings of $1.5 million on January 1, 2023. The increase to allowance for credit losses was primarily longer duration of home mortgage loans, offset primarily by shorter duration of commercial and industrial loans. We did not record an allowance for credit losses on our available-for-sale debt securities as a result of this adoption. Disclosures for periods after January 1, 2023 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies.

We employ a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of CECL, we elected not to consider accrued interest receivable in its estimated credit losses because we write off uncollectible accrued interest receivable in a timely manner. We consider writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. We have elected to write off accrued interest receivable by reversing interest income. We use transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. We incorporate future economic conditions using a weighted multiple scenario approach: baseline and adverse. We apply a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario.

In order to quantify the credit risk impact of other trends and changes within the loan portfolio, we utilize qualitative adjustments to the modeled estimated loss approaches. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors listed below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the loss rates. This matrix considers the following nine factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council Interagency Policy Statement on the Allowance for Credit Losses, updated to reflect the adoption of CECL:

•    Changes in lending policies and procedures, including changes in underwriting standards and practices for collection, charge-offs, and recoveries;
•    Actual and expected changes in national and local economic and business conditions and developments in which the institution operates that affect the collectivity of loans;
•    Changes in the nature and volume of the loan portfolio;
•    Changes in the experience, ability, and depth of lending management and staff;
•    Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•    Changes in the quality of the credit review function;
•    Changes in the value of the underlying collateral for loans that are not collateral-dependent;
•    The existence, growth, and effect of any concentrations of credit, and
•    The effect of other external factors, such as the regulatory, legal and technological environments; competition; and events such as natural disasters.

For loans that do not share similar risk characteristics such as nonaccrual loans above $250 thousand, we evaluates these loans on an individual basis in accordance with ASC 326. Such nonaccrual loans are considered to have different risk profiles than performing loans and are therefore evaluated individually. We elected to collectively assess nonaccrual loans with balances below $250 thousand along with the performing and accrual loans, in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. For individually assessed loans, the allowance for credit losses is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; or 2) the fair value of the collateral, if the loan is collateral-dependent. For the collateral-dependent loans, We obtains a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, we obtains updated appraisals every twelve months from a qualified independent appraiser. If the fair value of the collateral is less than the amortized balance of the loan, we recognizes an allowance for credit losses with a corresponding charge to the provision for credit losses.

We maintains a separate allowance for credit losses for its off-balance sheet commitments. We uses an estimated funding rate to allocate an allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn lines of credit can potentially become drawn at any point. The funding rate is determined based on a look-back period of 8 quarters. Credit loss is not estimated for off-balance sheet commitments that are unconditionally cancellable by us.
The allowance for credit losses was $20.8 million at March 31, 2023, compared to $19.2 million at December 31, 2022. The reversal of credit losses was $338 thousand for the three months ended March 31, 2023, compared to provision for credit losses of $341 thousand for the same period in 2022. The $338 thousand in reversal of credit losses was primarily due to changes in the qualitative adjustments, reflecting improvements in commercial real state loan concentration ratios.

Analysis of the Allowance for Credit Losses

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs, by category, for the three months ended March 31, 2023 and 2022:

	As of and for the Three Months Ended March 31,
	2023					2022
($ in thousands)	Beginning	Impact of CECL Adoption	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending	Beginning	(Reversal of) Provision (1)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$6,951	$875	$(951)	$(91)	$6,784	$8,150	$(1,670)	$—	$6,480
SBA—real estate	1,607	(238)	(140)	(11)	1,218	2,022	(258)	(14)	1,750
SBA—non- real estate	207	(142)	(7)	9	67	199	(47)	17	169
Commercial and industrial	1,643	(320)	(53)	—	1,270	2,848	644	—	3,492
Home mortgage	8,826	1,753	893	—	11,472	2,891	1,877	—	4,768
Consumer	7	(4)	—	$—	3	13	—	—	13
Total	$19,241	$1,924	$(258)	$(93)	$20,814	$16,123	$546	$3	$16,672
Gross loans (2)					$1,692,485				$1,428,410
Average loans (2)					$1,725,392				$1,350,458
Net (charge-offs) recoveries to average gross loans					(0.02)%				0.00%
Allowance for credit losses to gross loans					1.23%				1.17%

(1)Excludes reversal of uncollectible accrued interest receivable of $205 thousand for the three months ended March 31, 2022.
(2)Excludes loans held for sale.

The following table presents an allocation of the allowance for credit losses by portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$6,784	32.6%	$6,951	36.1%
SBA—real estate	1,218	5.9	1,607	8.4
SBA—non- real estate	67	0.3	207	1.1
Commercial and industrial	1,270	6.1	1,643	8.5
Home mortgage	11,472	55.1	8,826	45.9
Consumer	3	—	7	—
Total	$20,814	100.0%	$19,241	100.0%

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
Nonperforming loans include loans that are 90 days past due and still accruing, loans accounted for on a non-accrual basis and accruing restructured loans. Nonperforming assets consist of nonperforming loans plus other real estate owned ("OREO").

Nonperforming loans were $4.4 million at March 31, 2023, compared to $3.1 million at December 31, 2022. As of March 31, 2023 and December 31, 2022, nonaccrual loans of $1.6 million and $1.0 million, respectively were the guaranteed portion of SBA loans.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO as of March 31, 2023 and December 31, 2022.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$4,112	$2,639
Past due loans 90 days or more and still accruing	246	442
Total nonperforming loans	4,358	3,081
OREO	—	—
Total nonperforming assets	$4,358	$3,081
Nonperforming loans to gross loans	0.26%	0.18%
Nonperforming assets to total assets	0.20%	0.15%
Allowance for credit losses to nonperforming loans	478%	625%

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

The following table show the composition of deposits by type as of the dates presented:

	March 31, 2023		December 31, 2022
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$643,902	33.8%	$701,584	37.2%
Interest-bearing:
Money market and others	436,796	22.9	526,321	27.9
Time deposits (more than $250)	411,648	21.6	356,197	18.9
Time deposits ($250 or less)	412,472	21.7	301,669	16.0
Total interest-bearing	1,260,916	66.2	1,184,187	62.8
Total deposits	$1,904,818	100.0%	$1,885,771	100.0%

The following tables set forth the maturity of time deposits as of March 31, 2023:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits (more than $250)	$84,818	$29,657	$296,428	$745	$411,648
Time deposits ($250 or less)	48,402	65,444	256,086	42,540	412,472
Total time deposits	$133,220	$95,101	$552,514	$43,285	$824,120

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of March 31, 2023 and December 31, 2022, we had maximum borrowing capacity from the FHLB of $650.7 million and $582.8 million, respectively. We had $50 million borrowings from FHLB as of March 31, 2023 and no borrowing from FHLB as of December 31, 2022.
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

Deposits are the primarily funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Deposits	$1,904,818	$1,885,771
Deposits as a % of total liabilities	95.9%	98.3%
Loans, net	$1,671,671	$1,659,051
Loans-to-deposits ratio	87.8%	88.0%

In addition to deposits, we have access to various sources of wholesale funding, as well as borrowing capacity at the FHLB, Federal Reserve, and correspondent banks to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute the business strategy. Economic conditions and the stability of capital markets impact the access to and the cost of wholesale funding. The access to capital markets is also affected by the ratings received from various credit rating agencies.
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of March 31, 2023 and December 31, 2022. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $174.3 million and $175.6 million.. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $248.2 million and $254.7 million as of March 31, 2023 and December 31, 2022, respectively. We did not have any borrowings outstanding with the Federal Reserve as of March 31, 2023 or December 31, 2022, and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $406.5 million of additional borrowing availability with the FHLB as of March 31, 2023. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022	% Change
Liquid assets:
Cash and cash equivalents	$181,509	$82,972	118.8%
AFS debt securities	212,767	209,809	1.4
Liquid assets	$394,276	$292,781	34.7%
Liquid assets to total assets	18.2%	14.0%

Available borrowings:
FHLB	$406,500	$440,358	(7.7)%
Federal Reserve Bank	174,284	175,605	(0.8)
Pacific Coast Bankers Bank	50,000	50,000	—
Zions Bank	25,000	25,000	—
First Horizon Bank	25,000	24,950	0.2
Total available borrowings	$680,784	$715,913	(4.9)%
Total available borrowings to total assets	31.4%	34.2%

Liquid assets and available borrowings to total assets	49.5%	48.2%

The following tables summarizes short- and long-term material cash requirements as of March 31, 2023, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity (1)	Total
Deposits (2)	$530,585	$276,017	$17,518	$—	$1,080,698	$1,904,818
Operating lease commitments	2,477	3,932	3,789	3,053	—	13,251
Commitments to fund investment for Low Income Housing Tax Credit	4,535	3,699	56	345	—	8,635
Total contractual obligations	$587,597	$283,648	$21,363	$3,398	$1,080,698	$1,976,704

(1)Includes deposits with no defined maturity, such as noninterest-bearing demand, savings and money market.
(2)Excludes accrued interest.
In addition to contractual obligations, other commitments of us impact liquidity. These include unused commitments to extend credit, standby letters of credit and commercial letters of credit. Since many of these commitments expire without being drawn upon, and each customer must continue to meet the conditions established in the contract, the total amount of these commercial commitments does not necessarily represent the future cash requirements of us. Our liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities, Information about our loan commitments, standby letters of credit and commercial letters of credit is provided in Note 9. Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.
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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2023 and December 31, 2022. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of March 31, 2023, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since March 31, 2023 that management believes would change this classification.

As of March 31, 2023	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$220,207	13.27%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	215,964	13.01	$132,733	8.00%	$165,917	10.00%	$174,212	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	200,141	12.06	N/A	N/A	N/A	N/A	N/A	N/A
Bank	195,898	11.81	99,550	6.00	132,733	8.00	141,029	8.50
CET1 capital (to risk-weighted assets)
Consolidated	200,141	12.06	N/A	N/A	N/A	N/A	N/A	N/A
Bank	195,898	11.81	74,662	4.50	107,846	6.50	116,142	7.00
Tier 1 leverage (to average assets)
Consolidated	200,141	9.43	N/A	N/A	N/A	N/A	N/A	N/A
Bank	195,898	9.23	84,888	4.00	106,110	5.00	84,888	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

As of December 31, 2022	Actual (1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$213,862	13.06%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	211,981	12.94	$131,020	8.00%	$163,775	10.00%	$171,964	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	11.75	98,265	6.00	131,020	8.00	139,209	8.50
CET1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	11.75	73,699	4.50	106,454	6.50	114,642	7.00
Tier 1 leverage (to average assets)
Consolidated	194,358	9.38	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	9.29	82,836	4.00	103,545	5.00	82,836	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2023 and December 31, 2022 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
+300 basis points	0.29%	0.12%	(37.87)%	(42.72)%
+200 basis points	1.19	1.13	(17.80)	(23.29)
+100 basis points	0.95	0.97	(6.58)	(9.11)
-100 basis points	(0.91)	(0.94)	(1.09)	(1.78)
-200 basis points	(0.38)	(0.70)	(3.50)	(7.31)
-300 basis points	(1.01)	(3.24)	(15.16)	(18.42)

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered in this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
We identified, designed, and documented additional internal controls to address new risks posed by the new processes and estimation activities resulting from the CECL adoption. However, there have not been any material changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
In the normal course of business, we are subject to legal proceedings or claims. Management has reviewed all legal claims against us and possible loss contingencies, and does not expect the amounts to be material to any of the consolidated financial statements.
Item 1A. Risk Factors.

A discussion of the risk factors affecting us is set forth in Part I, Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K. The discussion of risk factors provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

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

OP Bancorp

Date: May 15, 2023	By:	/s/ MIN J. KIM
Min J. Kim President and Chief Executive Officer

Date: May 15, 2023	By:	/s/ CHRISTINE Y. OH
Christine Y. Oh Chief Financial Officer