Form 10-Q
period 2023-06-30
OP Bancorp
filed 2023-08-09
CIK 1722010

two 1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares outstanding of the Registrant’s Common Stock as of August 2, 2023 was 15,129,203.

Introduction

This Quarterly Report on Form 10-Q is filed by OP Bancorp, a California corporation and a registered bank holding company (“Company”) with respect to its financial condition, results of operations, and business as of June 30, 2023. The Company’s primary business operations are conducted through its wholly owned subsidiary, Open Bank, a California chartered commercial bank (“Bank”), and unless the context requires otherwise, statements about the Company generally are intended to describe the consolidated operations of the Company and the Bank.
Cautionary Note Regarding Forward-Looking Statements
Certain matters set forth herein (including any exhibits hereto) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, Rule 3b-6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements that are not statements of historical fact are forward-looking, but such statements include comments about the Company’s current business plans and expectations regarding future operating results, as well as management’s statements about expected future events and economic developments. All such statements reflect the current beliefs and expectations of the Company’s executive management based on currently available information and current and expected market conditions. Forward-looking statements can sometimes be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs.
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
•the effect of recent bank failures, particularly with the impacts of such events on customer confidence in the Bank and in the banking system generally, and the further impacts of the current market uncertainties on the value of our common stock; interest rate fluctuations, which could have an adverse effect on our profitability;
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

•liquidity, earnings and other factors that impact the Bank’s ability to continue paying dividends to the Company, which would restrict the Company's ability to meet its operating capital needs;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should read all forward looking statements in the context of the foregoing and should not consider them to be reliable predictions of future events or as assurances of a particular level of performance or intended course of action. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$143,761	$82,972
Available-for-sale debt securities, at fair value	202,250	209,809
Other investments	16,183	12,098
Loans held for sale	—	44,335
Loans receivable, net of allowance for credit losses of $20,802 in 2023 and $19,241 in 2022	1,695,395	1,659,051
Premises and equipment, net	5,093	4,400
Accrued interest receivable	7,703	7,180
Servicing assets	12,654	12,759
Company owned life insurance	21,913	21,613
Deferred tax assets, net	13,360	14,316
Operating right-of-use assets	9,487	9,097
Other assets	23,902	16,867
Total assets	$2,151,701	$2,094,497
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$634,745	$701,584
Interest bearing:
Money market and others	344,162	526,321
Time deposits greater than $250	416,208	356,197
Other time deposits	464,524	301,669
Total deposits	1,859,639	1,885,771
Federal Home Loan Bank advances	75,000	—
Accrued interest payable	9,354	2,771
Operating lease liabilities	10,486	10,213
Other liabilities	13,452	18,826
Total liabilities	1,967,931	1,917,581
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding in 2023 and 2022	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,118,268 and 15,270,344 shares issued and outstanding in 2023 and 2022, respectively	77,464	79,326
Additional paid-in capital	10,297	9,743
Retained earnings	114,177	105,690
Accumulated other comprehensive loss	(18,168)	(17,843)
Total shareholders’ equity	183,770	176,916
Total liabilities and shareholders' equity	$2,151,701	$2,094,497

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousand, except per share data)	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$27,288	$19,108	$53,299	$36,365
Interest on available-for-sale debt securities	1,562	703	3,128	1,233
Other interest income	1,252	337	2,269	494
Total interest income	30,102	20,148	58,696	38,092
Interest expense
Interest on deposits	11,920	1,069	22,302	1,723
Interest on borrowings	930	—	1,250	—
Total interest expense	12,850	1,069	23,552	1,723
Net interest income	17,252	19,079	35,144	36,369
Provision for (reversal of) credit losses	—	996	(338)	1,337
Net interest income after provision for credit losses	17,252	18,083	35,482	35,032
NONINTEREST INCOME
Service charges on deposits	573	427	991	815
Loan servicing fees, net of amortization	595	654	1,441	1,101
Gain on sale of loans	2,098	3,873	4,668	7,111
Other income	339	405	800	548
Total noninterest income	3,605	5,359	7,900	9,575
NONINTEREST EXPENSE
Salaries and employee benefits	7,681	7,109	14,933	12,766
Occupancy and equipment	1,598	1,489	3,168	2,867
Data processing and communication	546	492	1,096	985
Professional fees	381	364	740	688
FDIC insurance and regulatory assessments	420	192	887	399
Promotion and advertising	159	165	321	354
Directors’ fees	210	190	371	367
Foundation donation and other contributions	594	852	1,347	1,667
Other expenses	711	650	1,345	1,072
Total noninterest expense	12,300	11,503	24,208	21,165
INCOME BEFORE INCOME TAX EXPENSE	8,557	11,939	19,174	23,442
Income tax expense	2,466	3,459	5,549	6,810
NET INCOME	$6,091	$8,480	$13,625	$16,632
EARNINGS PER SHARE - BASIC	$0.39	$0.55	$0.88	$1.08
EARNINGS PER SHARE - DILUTED	$0.39	$0.54	$0.88	$1.07

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income	$6,091	$8,480	$13,625	$16,632
Other comprehensive loss
Change in unrealized loss on available-for-sale debt securities	(3,565)	(5,243)	(461)	(13,881)
Tax effect	1,055	1,550	136	4,104
Total other comprehensive loss	(2,510)	(3,693)	(325)	(9,777)
Comprehensive income	$3,581	$4,787	$13,300	$6,855

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

($ in thousands, except per share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Outstanding	Amount
Three Months Ended

Balance at April 1, 2023	15,286,558	$79,475	$10,056	$109,908	$(15,658)	$183,781
Net income	—	—	—	6,091	—	6,091
Other comprehensive loss	—	—	—	—	(2,510)	(2,510)
Stock issued under stock-based compensation plans	53,204	—	(73)	—	—	(73)
Stock-based compensation, net	—	—	314	—	—	314
Repurchase of common stock	(221,494)	(2,011)	—	—	—	(2,011)
Cash dividends declared ($0.12 per share)	—	—	—	(1,822)	—	(1,822)
Balance at June 30, 2023	15,118,268	$77,464	$10,297	$114,177	$(18,168)	$183,770

Balance at April 1, 2022	15,137,808	$78,718	$8,860	$85,694	$(7,281)	$165,991
Net income	—	—	—	8,480	—	8,480
Other comprehensive loss	—	—	—	—	(3,693)	(3,693)
Stock issued under stock-based compensation plans	51,395	—	(79)	—	—	(79)
Stock-based compensation, net	—	—	308	—	—	308
Cash dividends declared ($0.12 per share)	—	—	—	(1,515)	—	(1,515)
Balance at , June 30, 2022	15,189,203	$78,718	$9,089	$92,659	$(10,974)	$169,492

Six Months Ended

Balance at January 1, 2023	15,270,344	$79,326	$9,743	$105,690	$(17,843)	$176,916
Cumulative effect related to adoption of ASC 326, net of tax	—	—	—	(1,484)	—	(1,484)
Adjusted balance at January 1, 2023	15,270,344	79,326	9,743	104,206	(17,843)	175,432
Net income	—	—	—	13,625	—	13,625
Other comprehensive loss	—	—	—	—	(325)	(325)
Stock issued under stock-based compensation plans	146,408	720	(84)	—	—	636
Stock-based compensation, net	—	—	638	—	—	638
Repurchase of common stock	(298,484)	(2,582)	—	—	—	(2,582)

Cash dividends declared( $0.24 per share)	—	—	—	(3,654)	—	(3,654)
Balance at June 30, 2023	15,118,268	77,464	10,297	114,177	(18,168)	$183,770

Balance at January 1, 2022	15,137,808	$78,718	$8,645	$79,056	$(1,197)	$165,222
Net income	—	—	—	16,632	—	16,632
Other comprehensive loss	—	—	—	—	(9,777)	(9,777)
Stock issued under stock-based compensation plans	51,395	—	(79)	—	—	(79)
Stock-based compensation, net	—	—	523	—	—	523
Cash dividends declared ($0.22 per share)	—	—	—	(3,029)	—	(3,029)
Balance at June 30, 2022	15,189,203	78,718	9,089	92,659	(10,974)	$169,492

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
($ in thousands)	2023	2022
Cash flows from operating activities
Net income	$13,625	$16,632
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
(Reversal of) provision for credit losses	(338)	1,337
Depreciation and amortization of premises and equipment	673	671
Amortization of net premiums on securities	131	414
Amortization of servicing assets	2,074	2,161
Accretion of net discounts on loans	(1,304)	(2,584)
Amortization of low income housing partnerships	723	374
Stock-based compensation	638	602
Deferred income taxes	1,092	(859)
Gain on sale of loans	(4,668)	(7,111)
Earnings on company owned life insurance	(300)	(183)
Net change in fair value of equity investment with readily determinable fair value	(1)	293
Origination of loans held for sale	(40,139)	(68,245)
Proceeds from sales of loans held for sale	87,173	90,928
Net change in:
Accrued interest receivable	(523)	532
Other assets	(6,780)	2,473
Accrued interest payable	6,583	53
Other liabilities	(4,907)	(2,885)
Net cash provided by operating activities	53,752	34,603
Cash flows from investing activities
Net change in loans receivable	(17,685)	(32,483)
Proceeds from matured, called, or paid-down securities available for sale	12,614	18,853
Purchase of company owned life insurance	—	(10,000)
Purchase of loans	(18,501)	(138,007)
Purchase of available-for-sale debt securities	(5,647)	(57,518)
Purchase of equity investments	(39)	—
Purchase of Federal Home Loan Bank stock	(4,044)	(1,477)
Purchase of premises and equipment, net	(1,366)	(808)
Investment in low income housing partnerships	(1,563)	(374)
Net cash used in investing activities	(36,231)	(221,814)
Cash flows from financing activities
Net change in deposits	(26,132)	207,557
Cash received from stock option exercises	720	—
Proceeds from Federal Home Loan Bank advances	75,000	—
Repurchase of common stock	(2,582)	—
Cash dividend paid on common stock	(3,654)	(3,029)
Payments related to tax-withholding for vested restricted stock awards	(84)	(79)
Net cash provided by financing activities	43,268	204,449
Net change in cash and cash equivalents	60,789	17,238
Cash and cash equivalents at beginning of period	82,972	115,459

Cash and cash equivalents at end of period	$143,761	$132,697
Supplemental cash flow information:
Cash paid during the period for
Income taxes	$7,305	$7,947
Interest	16,969	1,670
Supplemental non-cash disclosure:
Initial recognition of right-of-use assets	$1,369	$—

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

Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$51,660	$—	$(5,328)	$46,332
Residential collateralized mortgage obligations	170,707	—	(20,576)	150,131
Municipal securities-tax exempt	5,677	110	—	5,787
Total AFS debt securities	$228,044	$110	$(25,904)	$202,250

	December 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$55,189	$—	$(5,425)	$49,764
Residential collateralized mortgage obligations	179,953	1	(19,909)	160,045
Total AFS debt securities	$235,142	$1	$(25,334)	$209,809

There were no sales of AFS debt securities during the three and six months ended June 30, 2023 and 2022.

The amortized cost and estimated fair value of AFS debt securities as of June 30, 2023, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$1,684	$1,598
After five years through ten years	3,769	3,377
After ten years	222,591	197,275
Total AFS debt securities	$228,044	$202,250

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$15,116	$(707)	$31,216	$(4,621)	$46,332	$(5,328)
Residential collateralized mortgage obligations	53,637	(1,194)	96,494	(19,382)	150,131	(20,576)
Total AFS debt securities	$68,753	$(1,901)	$127,710	$(24,003)	$196,463	$(25,904)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$26,347	$(1,485)	$23,417	$(3,940)	$49,764	$(5,425)
Residential collateralized mortgage obligations	81,320	(3,888)	71,604	(16,021)	152,924	(19,909)
Total AFS debt securities	$107,667	$(5,373)	$95,021	$(19,961)	$202,688	$(25,334)

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

The unrealized losses were primarily attributable to interest rate movement, not credit quality. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, the Company did not record allowance for credit losses on January 1, 2013 and did not have allowance for credit losses as of June 30, 2023.
As of June 30, 2023 or December 31, 2022, there were no pledged securities to secure public deposits, borrowing and letters of credit from Federal Home Loan Bank ("FHLB") and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.
The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
FHLB stock	$12,527	$8,483
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified	3,370	3,330
Time deposits placed in other banks	96	95
Total other investments	$16,183	$12,098

The Company has equity investment in a mutual fund with readily determinable fair value of $3.4 million and $3.3 million, as of June 30, 2023 and December 31, 2022, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $53 thousand loss and a $120 thousand loss for the three months ended June 30, 2023 and 2022, respectively, and a $1 thousand gain and a $293 thousand loss for the six months ended June 30, 2023 and 2022, respectively. The gains (losses) of the mutual fund are included in Other income in the Consolidated Statements of Income.
Note 3. Loans and Allowance for Credit Losses on Loans

Loans Receivable

The following table presents the composition of the loan portfolio as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Commercial real estate	$847,863	$842,208
SBA—real estate	224,476	221,340
SBA—non-real estate	14,309	13,377
C&I	112,160	116,951
Home mortgage	516,226	482,949
Consumer	1,163	1,467
Gross loans receivable	1,716,197	1,678,292
Allowance for credit losses	(20,802)	(19,241)
Loans receivable, net (1)	$1,695,395	$1,659,051

(1)Includes net deferred loan costs/(fees) and unamortized premiums/(unaccreted discounts) of $(381) thousand and $160 thousand as of June 30, 2023 and December 31, 2022, respectively.
No loans were outstanding to related parties as of June 30, 2023 and December 31, 2022.

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

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2023 and 2022:

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Three Months Ended June 30, 2023
Beginning balance	$6,784	$1,218	$67	$1,270	$11,472	$3	$20,814
Provision for (reversal of) credit losses	—	—	—	—	—	—	—
Charge-offs	—	—	(20)	—	—	—	(20)
Recoveries	—	—	8	—	—	—	8
Ending balance	$6,784	$1,218	$55	$1,270	$11,472	$3	$20,802
Three Months Ended June 30, 2022
Beginning balance	$6,480	$1,750	$169	$3,492	$4,768	$13	$16,672
Provision for (reversal of) credit losses	1,263	43	(61)	(1,390)	1,145	(4)	996
Charge-offs	—	—	(18)	—	—	—	(18)
Recoveries	—	7	45	—	—	—	52
Ending balance	$7,743	$1,800	$135	$2,102	$5,913	$9	$17,702

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Six Months Ended June 30, 2023
Beginning balance	$6,951	$1,607	$207	$1,643	$8,826	$7	$19,241
Impact of CECL adoption	875	(238)	(142)	(320)	1,753	(4)	1,924
(Reversal of) provision for credit losses	(951)	(140)	(7)	(53)	893	—	(258)
Charge-offs	(91)	(11)	(34)	—	—	—	(136)
Recoveries	—	—	31	—	—	—	31
Ending balance	$6,784	$1,218	$55	$1,270	$11,472	$3	$20,802
Six Months Ended June 30, 2022
Beginning balance	$8,150	$2,022	$199	$2,848	$2,891	$13	$16,123
(Reversal of) provision for credit losses(1)	(407)	(215)	(108)	(746)	3,022	(5)	1,541
Charge-offs	—	(14)	(18)	—	—	—	(32)
Recoveries	—	7	62	—	—	1	70
Ending balance	$7,743	$1,800	$135	$2,102	$5,913	$9	$17,702

(1)Excludes reversal of uncollectible accrued interest receivable of $205 thousand for the six months ended June 30, 2022.

The following table presents the allowance for credit losses on loans and recorded investment (not including accrued interest receivable) by portfolio segment and impairment methodology as of June 30, 2023 and December 31, 2022:

($ in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
As of June 30, 2023
Allowance for credit losses:
Commercial real estate	$—	$6,784	$6,784
SBA—real estate	57	1,161	1,218
SBA—non-real estate	—	55	55
C&I	—	1,270	1,270
Home mortgage	—	11,472	11,472
Consumer	—	3	3
Total	$57	$20,745	$20,802
Loans(1):
Commercial real estate	$—	$847,863	$847,863
SBA—real estate(2)	4,362	220,114	224,476
SBA—non-real estate	—	14,309	14,309
C&I	—	112,160	112,160
Home mortgage	2,305	513,921	516,226
Consumer	—	1,163	1,163
Total	$6,667	$1,709,530	$1,716,197
As of December 31, 2022
Allowance for credit losses:
Commercial real estate	$—	$6,951	$6,951
SBA—real estate	—	1,607	1,607
SBA—non-real estate	—	207	207
C&I	279	1,364	1,643
Home mortgage	—	8,826	8,826
Consumer	—	7	7
Total	$279	$18,962	$19,241
Loans(1):
Commercial real estate	$—	$842,208	$842,208
SBA—real estate	423	220,917	221,340
SBA—non-real estate	—	13,377	13,377
C&I	279	116,672	116,951
Home mortgage	—	482,949	482,949
Consumer	—	1,467	1,467
Total	$702	$1,677,590	$1,678,292

(1)Excludes accrued interest receivables of $6.8 million and $6.4 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Individually evaluated loans of $4.4 million include guaranteed portion of SBA loans of $3.6 million as of June 30, 2023.

The following table presents the recorded investment in impaired loans and the specific allowance for loan losses as of December 31, 2022.

	December 31, 2022(1)
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
SBA—real estate	$423	$423	$—	$—
C&I	279	—	279	279
Total	$702	$423	$279	$279

(1)    The difference between the unpaid principal balance (net of partial charge-offs) and the recorded investment in the loans was not considered to be material

Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure. As of June 30, 2023, there were $6.7 million of collateral-dependent loans which are primarily secured by residential and commercial real estate, as well as equipment. The allowance for credit losses allocated to these loans as of June 30, 2023 was $57 thousand.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023, for which repayment is expected to be obtained through the sale of the underlying collateral.

($ in thousands)	Hotel / Motel	Gas Station	Single-Family Residential	Total
As of June 30, 2023
SBA—real estate(1)	$424	$3,938	$—	$4,362
Home mortgage	—	—	2,305	2,305
Total	$424	$3,938	$2,305	$6,667

(1)    Includes guaranteed portion of SBA loans of $3.6 million as of June 30, 2023.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of June 30, 2023 and December 31, 2022:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total(1)
As of June 30, 2023
SBA—real estate	$5,056	$423	$5,479	$—	$5,479
SBA—non-real estate	182	351	533	246	779
C&I	—	—	—	—	—
Home mortgage	249	2,305	2,554	—	2,554
Total	$5,487	$3,079	$8,566	$246	$8,812
As of December 31, 2022
SBA—real estate			$423	$—	$423
SBA—non-real estate			657	442	1,099
C&I			279	—	279
Home mortgage			1,280	—	1,280
Total			$2,639	$442	$3,081

(1) Includes guaranteed portion of SBA loans of $5.4 million and $1.0 million as of June 30, 2023 and December 31, 2022, respectively.
Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively and individually evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of June 30, 2023 and December 31, 2022:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due(1)	Loans Not Past Due	Total(2)
As of June 30, 2023
Commercial real estate	$—	$—	$—	$—	$847,863	$847,863
SBA—real estate	851	198	5,056	6,105	218,371	224,476
SBA—non-real estate	157	80	597	834	13,475	14,309
C&I	200	—	—	200	111,960	112,160
Home mortgage	3,216	1,370	1,462	6,048	510,178	516,226
Consumer	—	—	—	—	1,163	1,163
Total	$4,424	$1,648	$7,115	$13,187	$1,703,010	$1,716,197
As of December 31, 2022
Commercial real estate	$—	$—	$—	$—	$842,208	$842,208
SBA—real estate	199	175	—	374	220,966	221,340
SBA—non-real estate	117	49	381	547	12,830	13,377
C&I	—	—	441	441	116,510	116,951
Home mortgage	1,707	1,522	342	3,571	479,378	482,949
Consumer	—	—	—	—	1,467	1,467
Total	$2,023	$1,746	$1,164	$4,933	$1,673,359	$1,678,292

(1)Includes guaranteed portion of SBA loans of $5.3 million as of June 30, 2023.
(2)Excludes accrued interest receivables of $6.8 million and $6.4 million as of June 30, 2023 and December 31, 2022, respectively.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other than insignificant payment deferrals, other than insignificant term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. The disclosure below provide information on loan modification to borrowers experiencing financial difficulty. No charge-offs of previously modified loans were recorded for the three and six months ended June 30, 2023.

The following table presents the amortized cost of modified loans and the financial effects of the modification as of June 30, 2023 by loan class and modification type:

($ in thousands)	Interest Only	Total	Percentage to Each Loan Type
As of June 30, 2023
SBA—non-real estate	$139	$139	0.99%
Total	$139	$139	0.99%

The Company tracks the performance of modified loans. A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received a modification during the three and six months ended June 30, 2023 that subsequently defaulted.

The following table presents the performance of loans that were modified as of June 30, 2023 since the adoption of ASU 2022-02 on January 1, 2023:

($ in thousands)	Current	Total
As of June 30, 2023
SBA—non-real estate	$139	$139
Total	$139	$139

The Company had no additional commitments to lend to borrowers whose loans were modified as of June 30, 2023.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of as of June 30, 2023:

	June 30, 2023
	Term Loans by Origination Year						Revolving Loans	Total(1)
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$47,055	$213,706	$151,119	$98,413	$146,211	$180,349	$11,010	$847,863
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$47,055	$213,706	$151,119	$98,413	$146,211	$180,349	$11,010	$847,863
Current period charge-offs	$—	$—	$—	$—	$91	$—	$—	$91
SBA— real estate
Pass	$9,680	$47,869	$27,462	$27,817	$30,354	$72,144	$—	$215,326
Special mention	—	1,045	—	—	939	925	—	2,909
Substandard	—	—	5,056	—	—	1,185	—	6,241
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$9,680	$48,914	$32,518	$27,817	$31,293	$74,254	$—	$224,476
Current period charge-offs	$—	$—	$11	$—	$—	$—	$—	$11
SBA—non-real estate
Pass	$3,040	$2,917	$531	$2,085	$1,018	$3,965	$—	$13,556
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	477	—	477
Doubtful	—	—	—	—	—	276	—	276
Subtotal	$3,040	$2,917	$531	$2,085	$1,018	$4,718	$—	$14,309
Current period charge-offs	$—	$—	$—	$—	$—	$34	$—	$34
C&I
Pass	$9,284	$24,277	$26,291	$6,246	$4,955	$2,773	$38,134	$111,960
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	200	200
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$9,284	$24,277	$26,291	$6,246	$4,955	$2,773	$38,334	$112,160
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Home mortgage
Pass	$51,276	$318,076	$80,294	$20,087	$9,794	$34,145	$—	$513,672
Special mention	—	—	—	—	—	—	—	—
Substandard	—	904	873	777	—	—	—	2,554
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$51,276	$318,980	$81,167	$20,864	$9,794	$34,145	$—	$516,226

Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$5	$—	$—	$—	$126	$35	$997	$1,163
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$5	$—	$—	$—	$126	$35	$997	$1,163
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$120,340	$606,845	$285,697	$154,648	$192,458	$293,411	$50,141	$1,703,540
Special mention	—	1,045	—	—	939	925	—	2,909
Substandard	—	904	5,929	777	—	1,662	200	9,472
Doubtful	—	—	—	—	—	276	—	276
Subtotal	$120,340	$608,794	$291,626	$155,425	$193,397	$296,274	$50,341	$1,716,197
Current period charge-offs	$—	$—	$11	$—	$91	$34	$—	$136

(1)Excludes accrued interest receivables of $6.8 million as of June 30, 2023.

The following table presents the loan portfolio's amortized cost by loan type and risk rating of as of December 31, 2022:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total(1)
As of December 31, 2022
Commercial real estate	$841,645	$563	$—	$—	$842,208
SBA—real estate	220,348	—	992	—	221,340
SBA—non-real estate	12,897	—	480	—	13,377
C&I	116,396	—	279	276	116,951
Home mortgage	481,669	—	1,280	—	482,949
Consumer	1,467	—	—	—	1,467
Total	$1,674,422	$563	$3,031	$276	$1,678,292

(1)Excludes accrued interest receivables of $6.8 million and $6.4 million as of June 30, 2023 and December 31, 2022, respectively..
Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Leasehold improvements	$8,754	$7,998
Furniture and fixtures	4,408	3,983
Equipment and others	3,468	3,288
Total premises and equipment	16,630	15,269
Accumulated depreciation	(11,537)	(10,869)
Total premises and equipment, net	$5,093	$4,400

Total depreciation expense included in occupancy and equipment expenses was $338 thousand and $341 thousand for the three months ended June 30, 2023 and 2022, respectively, and $673 thousand and $671 thousand for the six months ended June 30, 2023 and 2022, respectively.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of June 30, 2023 and December 31, 2022.
The following table presents an analysis of the changes in activity for loan servicing assets during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
($ in thousands)	2023	2022	2023	2022
Beginning balance	$12,898	$12,341	$12,759	$12,720
Additions from loans sold with servicing retained	869	1,357	1,969	2,149
Amortized to expense	(1,113)	(990)	(2,074)	(2,161)
Ending balance	$12,654	$12,708	$12,654	$12,708

The fair value of the servicing assets was $18.2 million as of June 30, 2023, which was determined using discount rates ranging from 3.75% to 10.50% and prepayment speeds ranging from 12.40% to 12.90%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $15.2 million as of June 30, 2022, which was determined using discount rates ranging from 5.17% to 11.42% and prepayment speeds ranging from 15.00% to 15.50% depending on the stratification of the specific assets.
Note 6. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of June 30, 2023 and December 31, 2022 were $416.2 million and $356.2 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of June 30, 2023:

($ in thousands)
Remainder of 2023	$459,991
2024	380,099
2025	22,985
2026	17,268
2027 and thereafter	389
Total	$880,732

Deposits from principal officers, directors, and their affiliates as of June 30, 2023 and December 31, 2022 were $1.1 million and $810 thousand, respectively.
The Company had estimated uninsured deposits of $1.09 billion, or 58.7% of total deposits, and $1.14 billion, or 60.3% of total deposits, as of June 30, 2023 and December 31, 2022, respectively.

Note 7. Borrowing Arrangements
As of June 30, 2023, the Company had $75.0 million advances from FHLB with a weighted average interest rate of 4.22% and a weighted average remaining term of 1.7 years. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit as of both June 30, 2023 and December 31, 2022.

The Company had available borrowing capacity from the following institutions as of June 30, 2023:

($ in thousands)
FHLB	$400,543
Federal Reserve Bank	172,316
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$672,859

The Company has pledged approximately $1.30 billion and $1.24 billion of loans as collateral for these lines of credit as of June 30, 2023 and December 31, 2022, respectively.
Note 8. Income Taxes

The Company’s income tax expense was $2.5 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively, and $5.5 million and $6.8 million for the six months ended June 30, 2023 and 2022, respectively. The effective income tax rate was 28.8% and 29.0% for the three months ended June 30, 2023 and 2022, respectively, and 28.9% and 29.1% for the six months ended June 30, 2023 and 2022, respectively.
The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2019 and for state taxing authorities for tax years prior to 2018.
There were no significant unrealized tax benefits recorded as of June 30, 2023 and 2022, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Loan commitments	$288,429	$265,110
Standby letter of credit	5,959	5,286
Commercial letter of credit	—	451
Total undisbursed credit related commitments	$294,388	$270,847

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Investments in low-income housing partnerships	$11,489	$12,212
Unfunded commitments to fund investments for low-income housing partnerships	7,185	8,748

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2039.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $362 thousand and $187 thousand for the three months ended June 30, 2023 and 2022, respectively, and $723 thousand and $374 thousand for the six months ended June 30, 2023 and 2022, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $456 thousand and $160 thousand for the three months ended June 30, 2023 and 2022, respectively, and $912 thousand and $320 thousand, respectively, for the six months ended June 30, 2023 and 2022, respectively.
Note 10. Stock-Based Compensation
The Company has three stock-based compensation plans currently in effect as of June 30, 2023, as described further below. Total compensation cost that has been charged against earnings for these plans for the three months ended June 30, 2023 and 2022 was $314 thousand and $308 thousand, respectively, and $638 thousand and $523 thousand for the six months ended June 30, 2023 and 2022, respectively.
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

A summary of the transactions under the 2005 Plan for the six months ended June 30, 2023 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2023	30,000	$6.18	$149
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2023	30,000	$6.18	$67
Fully vested and expected to vest	30,000	$6.18	$67
Vested	30,000	$6.18	$67

No tax benefits or expenses were realized from restricted stock units under the 2010 Plan for the three and six months ended June 30, 2023 and 2022.
The weighted average remaining contractual term of stock options outstanding under the 2005 Plan as of June 30, 2023 was 0.2 year. The weighted average remaining contractual term of stock options that were exercisable as of June 30, 2023 was 0.2 year. All of the stock options that are outstanding under the 2005 Plan were fully vested as of June 30, 2023.
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

A summary of the stock options outstanding under the 2010 Plan for the six months ended June 30, 2023 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2023	150,000	$8.00	$474
Options granted	—	—
Options exercised	(90,000)	8.00
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2023	60,000	$8.00	$26
Fully vested and expected to vest	60,000	$8.00	$26
Vested	60,000	$8.00	$26

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Intrinsic value of options exercised	$—	$—	$186	$—
Cash received from option exercises	—	—	720	$—
Tax (provision) benefit realized from option exercised	—	—	(3)	$—

The weighted average remaining contractual term of stock options outstanding as of June 30, 2023 was 0.8 years. The weighted average remaining contractual term of stock options that were exercisable as of June 30, 2023 was 0.8 years.

A summary of the changes in the Company's non-vested restricted stock awards under the 2010 Plan for the six months ended June 30, 2023 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2023	14,500	$8.66	$162
Awards granted	—	—
Awards vested	—	—
Awards forfeited	—	—
Non-vested, as of June 30, 2023	14,500	$8.66	$122

No tax benefits or expenses were realized from restricted stock units under the 2010 Plan for the three and six months ended June 30, 2023 and 2022.
As of June 30, 2023, the Company had approximately $26 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.0 years.
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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of June 30, 2023.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the six months ended June 30, 2023 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2023	317,366	$11.60	$3,542
Awards granted	35,047	8.25
Awards vested	(66,062)	10.31
Awards forfeited	(6,000)	12.90
Non-vested, as of June 30, 2023	280,351	$11.46	$2,363

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Tax (provision) benefit realized from awards vested	$(32)	$12	$(34)	$12

There were 1,111,190 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of June 30, 2023. The Company had approximately $2.4 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of June 30, 2023. The Company expects to recognize these costs over a weighted average period of 2.1 years.
Note 11. Fair Value of Financial Instruments
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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$46,332	$—	$46,332	$—
Residential collateralized mortgage obligations	150,131	—	150,131	—
Municipal securities-tax exempt	5,787	—	5,787	—
Other investments:
Mutual fund - CRA qualified	3,370	3,370	—	—
December 31, 2022
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$49,764	$—	$49,764	$—
Residential collateralized mortgage obligations	160,045	—	160,045	—
Other investments:
Mutual fund - CRA qualified	3,330	3,330	—	—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the three and six months ended June 30, 2023 or 2022.
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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Collateral-dependent loans:
SBA—real estate	$768	$—	$—	$768
Home mortgage	2,305	—	—	2,305
Total	$3,073	$—	$—	$3,073
December 31, 2022
Impaired loans:
SBA—real estate	$423	$—	$—	$423
Total	$423	$—	$—	$423
Total

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Collateral-dependent loans:
SBA—real estate	$(1)	$8	$1	$15
Total	$(1)	$8	$1	$15

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of June 30, 2023 and December 31, 2022:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs(1)
June 30, 2023
Collateral-dependent loans:
SBA—real estate	$768	Income approach - income capitalization	Capitalization rate	8.0% to 11.5%	9.9%
Home mortgage	2,305	Sales comparison approach	Market data comparison	0.5% to 15.1%	6.5%
December 31, 2022
Impaired loans:
SBA—real estate	$423	Income approach - income capitalization	Capitalization rate	11.5%	11.5%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2023 and December 31, 2022.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	June 30, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$143,761	$143,761	$—	$—	$143,761
Loans held for sale	—	—	—	—	—
Loans receivable, net	1,695,395	—	—	1,681,164	1,681,164
Accrued interest receivable, net	7,703	60	828	6,815	7,703
Other investments:
FHLB and PCBB stock	12,717	N/A	N/A	N/A	N/A
Time deposits placed	96	—	96	—	96
Servicing assets	12,654	—	—	18,177	18,177
Financial liabilities:
Deposits	1,859,639	—	1,856,997	—	1,856,997
Accrued interest payable	9,354	—	9,354	—	9,354

	December 31, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$82,972	$82,972	$—	$—	$82,972
Loans held for sale	44,335	—	47,217	—	47,217
Loans receivable, net	1,659,051	—	—	1,626,036	1,626,036
Accrued interest receivable, net	7,180	51	716	6,413	7,180
Other investments:
FHLB and PCBB stock	8,673	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,759	—	—	16,845	16,845
Financial liabilities:
Deposits	1,885,771	—	1,880,508	—	1,880,508
Accrued interest payable	2,771	—	2,771	—	2,771

Note 12. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of June 30, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	June 30, 2023
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$222,643	13.10%	N/A	N/A	N/A	N/A
Bank	220,584	12.98	$136,000	8.00%	$170,000	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	202,589	11.92	N/A	N/A	N/A	N/A
Bank	200,530	11.80	102,000	6.00	136,000	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	202,589	11.92	N/A	N/A	N/A	N/A
Bank	200,530	11.80	76,500	4.50	110,500	6.50
Tier 1 capital (to average assets)
Consolidated	202,589	9.50	N/A	N/A	N/A	N/A
Bank	200,530	9.41	85,257	4.00	106,571	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2022
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$213,862	13.06%	N/A	N/A	N/A	N/A
Bank	211,981	12.94	$131,020	8.00%	$163,775	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A
Bank	192,477	11.75	98,265	6.00	131,020	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A
Bank	192,477	11.75	73,699	4.50	106,454	6.50
Tier 1 capital (to average assets)
Consolidated	194,358	9.38	N/A	N/A	N/A	N/A
Bank	192,477	9.29	82,836	4.00	103,545	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.
Note 13. Earnings Per Share

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2023	2022	2023	2022
Basic
Net income	$6,091	$8,480	$13,625	$16,632
Distributed and undistributed earnings allocated to participating securities	(127)	(205)	(286)	(346)
Net income allocated to common shares	$5,964	$8,275	$13,339	$16,286
Weighted average common shares outstanding	15,158,365	15,141,975	15,221,010	15,139,903
Basic earnings per common share	$0.39	$0.55	$0.88	$1.08
Diluted
Net income allocated to common shares	$5,964	$8,275	$13,339	$16,286
Weighted average common shares outstanding for basic earnings per common share	15,158,365	15,141,975	15,221,010	15,139,903
Add: Dilutive effects of assumed exercises of stock options	11,429	92,602	20,893	98,210
Average shares and dilutive potential common shares	15,169,794	15,234,577	15,241,903	15,238,113
Diluted earnings per common share	$0.39	$0.54	$0.88	$1.07

No share of common stock was antidilutive for the three and six months ended June 30, 2023 and 2022.

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
The following significant items are of note as of or for the periods presented:
As of June 30, 2023 compared to as of December 31, 2022
•Total assets were $2.15 billion, an increase of $57.2 million, or 2.7%, from $2.09 billion.
•Gross loans were $1.72 billion, an increase of $37.9 million, or 2.3%, from $1.68 billion.
•Total deposits were $1.86 billion, a decrease of $26.1 million, or 1.4%, from $1.89 billion.
•Shareholders’ equity was $183.8 million, an increase of $6.9 million, or 3.9%, from $176.9 million.
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
•Net interest income decreased to $17.3 million, a decrease of $1.8 million, or 9.6%, from $19.1 million.
•Net income was $6.1 million or $0.39 per diluted common share, a decrease of $2 million, or 28.2%, from $8.5 million or $0.54 per diluted common share.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
•Net interest income decreased to $35.1 million, a decrease of $1.2 million, or 3.4%, from $36.4 million.
•Net income was $13.6 million or $0.88 per diluted common share, a decrease of $3.0 million, or 18.1%, from $16.6 million or $1.07 per diluted common share.

SELECTED FINANCIAL DATA

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2023	2022	2023	2022
Income Statement Data:
Interest income	$30,102	$20,148	$58,696	$38,092
Interest expense	12,850	1,069	23,552	1,723
Net interest income	17,252	19,079	35,144	36,369
Provision for (reversal of) credit losses	—	996	(338)	1,337
Noninterest income	3,605	5,359	7,900	9,575
Noninterest expense	12,300	11,503	24,208	21,165
Income before income taxes	8,557	11,939	19,174	23,442
Income tax expense	2,466	3,459	5,549	6,810
Net income	6,091	8,480	13,625	16,632
Per Share Data:
Basic income per share	$0.39	$0.55	$0.88	$1.08
Diluted income per share	0.39	0.54	0.88	1.07
Book value per share	12.16	11.16	12.16	11.16
Shares of common stock outstanding	15,118,268	15,137,808	15,118,268	15,137,808
Performance Ratios:
Return on average assets(1)	1.15%	1.79%	1.29%	1.82%
Return on average equity(1)	13.27	20.29	15.02	19.92
Yield on total loans(1)	6.34	4.91	6.22	4.88
Yield on average earning assets(1)	5.94	4.44	5.83	4.36
Cost of average interest bearing liabilities(1)	4.01	0.50	3.79	0.42
Cost of deposits(1)	2.63	0.25	2.44	0.21
Net interest margin(1)	3.40	4.21	3.48	4.16
Efficiency ratio(2)	58.97	47.07	56.24	46.07

(1)    Annualized
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

	As of
($ in thousands)	June 30, 2023	December 31, 2022
Balance Sheet Data:
Gross loans receivable	$1,716,197	$1,678,292
Loans held for sale	—	44,335
Allowance for credit losses	(20,802)	(19,241)
Total assets	2,151,701	2,094,497
Deposits	1,859,639	1,885,771
Shareholders’ equity	183,770	176,916
Asset Quality Data:
Nonperforming loans to gross loans receivable	0.51%	0.18%
Allowance for credit losses to nonperforming loans	236	625
Allowance for credit losses to gross loans receivable	1.21	1.15
Balance Sheet and Capital Ratios:
Gross loans receivable to deposits	92.29%	89.00%
Noninterest-bearing deposits to deposits	34.13	37.20
Average equity to average total assets	8.68	8.88
Leverage ratio	9.50	9.38
Common equity tier 1 ratio	11.92	11.87
Tier 1 risk-based capital ratio	11.92	11.87
Total risk-based capital ratio	13.10	13.06

RESULTS OF OPERATIONS
Net Income

We reported net income for the three months ended June 30, 2023 of $6.1 million, compared to net income of $8.5 million for the same period of 2022. The decrease was primarily due to a $1.8 million decrease in net interest income and a $1.8 million decrease in noninterest income, offset by as a $996 thousand decrease in provision for credit losses and a $993 thousand decrease in income tax expense.

	Three Months Ended June 30,
($ in thousands)	2023	2022	Change
Interest income	$30,102	$20,148	$9,954
Interest expense	12,850	1,069	11,781
Net interest income	17,252	19,079	(1,827)
Provision for credit losses	—	996	(996)
Noninterest income	3,605	5,359	(1,754)
Noninterest expense	12,300	11,503	797
Income before income tax expense	8,557	11,939	(3,382)
Income tax expense	2,466	3,459	(993)
Net income	$6,091	$8,480	$(2,389)

We reported net income for the six months ended June 30, 2023 of $13.6 million, compared to net income of $16.6 million for the same period of 2022. The decrease was primarily due to a $3.0 million increase in noninterest expense, a $1.7 million decrease in noninterest income and a $1.2 million decrease in net interest income, offset by a $1.7 million decrease in provision for credit losses and a $1.3 million decrease income tax expense.

	Six Months Ended June 30,
($ in thousands)	2023	2022	Change
Interest income	$58,696	$38,092	$20,604
Interest expense	23,552	1,723	21,829
Net interest income	35,144	36,369	(1,225)
(Reversal of) provision for credit losses	(338)	1,337	(1,675)
Noninterest income	7,900	9,575	(1,675)
Noninterest expense	24,208	21,165	3,043
Income before income tax expense	19,174	23,442	(4,268)
Income tax expense	5,549	6,810	(1,261)
Net income	$13,625	$16,632	$(3,007)

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

	Three Months Ended June 30,
	2023			2022
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate(1)	Average Balance	Interest and Fees	Yield / Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$79,200	$1,003	5.01%	$79,628	$197	0.98%
Federal funds sold and other investments(2)	15,374	249	6.46	11,966	140	4.70
Available-for-sale debt securities	209,801	1,562	2.98	165,499	703	1.70
Total investments	304,375	2,814	3.68	257,093	1,040	1.62
Commercial real estate loans	838,526	11,823	5.66	751,610	8,743	4.67
SBA loans	262,825	7,174	10.95	353,138	5,707	6.48
Commercial and industrial loans	114,103	2,232	7.85	160,291	1,811	4.53
Home mortgage loans	508,976	6,043	4.75	294,341	2,837	3.86
Consumer & other loans	1,334	16	4.77	684	10	5.49
Loans(3)	1,725,764	27,288	6.34	1,560,064	19,108	4.91
Total interest-earning assets	2,030,139	30,102	5.94	1,817,157	20,148	4.44
Noninterest-earning assets	84,991			73,594
Total assets	$2,115,130			$1,890,751

Interest-bearing liabilities:
Money market deposits and others	$357,517	$3,201	3.59%	$470,013	$503	0.43%
Time deposits	843,836	8,719	4.14	389,059	566	0.58
Total interest-bearing deposits	1,201,353	11,920	3.98	859,072	1,069	0.50
Borrowings	82,586	930	4.52	—	—	—
Total interest-bearing liabilities	1,283,939	12,850	4.01	859,072	1,069	0.50
Noninterest-bearing liabilities:
Noninterest-bearing deposits	615,748			843,788
Other noninterest-bearing liabilities	31,810			20,720
Total noninterest-bearing liabilities	647,558			864,508
Shareholders’ equity	183,633			167,171
Total liabilities and shareholders’ equity	$2,115,130			$1,890,751
Net interest income / interest rate spreads		$17,252	1.93%		$19,079	3.94%
Net interest margin			3.40%			4.21%

Cost of deposits			2.63%			0.25%
Cost of funds			2.71%			0.25%

(1)Annualized
(2)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(3)Average loan balances include non-accrual loans and loans held for sale.

	Six Months Ended June 30,
	2023			2022
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate(1)	Average Balance	Interest and Fees	Yield / Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$76,695	$1,849	4.79%	$83,231	$238	0.57%
Federal funds sold and other investments(1)	13,761	420	6.10	11,465	256	4.45
Available-for-sale debt securities	210,130	3,128	2.98	161,230	1,233	1.53
Total investments	300,586	5,397	3.58%	255,926	1,727	1.35%
Commercial real estate loans	839,459	23,002	5.53	731,413	16,545	4.56
SBA loans	268,823	14,156	10.62	355,916	11,542	6.54
Commercial and industrial loans	117,988	4,432	7.58	158,334	3,348	4.26
Home mortgage loans	497,949	11,676	4.69	255,936	4,911	3.84
Consumer & other loans	1,360	33	4.92	780	19	5.15
Loans(2)	1,725,579	53,299	6.22	1,502,379	36,365	4.88
Total interest-earning assets	2,026,165	58,696	5.83	1,758,305	38,092	4.36
Noninterest-earning assets	83,771			68,334
Total assets	$2,109,936			$1,826,639

Interest-bearing liabilities:
Money market deposits and others	$383,521	$6,351	3.34%	$441,314	$754	0.34%
Time deposits	815,267	15,952	3.95	381,879	969	0.51
Total interest-bearing deposits	1,198,788	22,303	3.75	823,193	1,723	0.42
Borrowings	54,533	1,249	4.62	—	—	—
Total interest-bearing liabilities	1,253,321	23,552	3.79	823,193	1,723	0.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	643,465			813,791
Other noninterest-bearing liabilities	31,729			22,649
Total noninterest-bearing liabilities	675,194			836,440
Shareholders’ equity	181,421			167,006
Total liabilities and shareholders’ equity	$2,109,936			$1,826,639
Net interest income / interest rate spreads		$35,144	2.04%		$36,369	3.94%
Net interest margin			3.48%			4.16%

Cost of deposits			2.44%			0.21%
Cost of funds			2.50%			0.21%

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

	Three Months Ended June 30,
	2023 vs 2022
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(3)	$809	$806
Federal funds sold and other investments	59	50	109
Available-for-sale debt securities	262	597	859
Total investments	318	1,456	1,774
Commercial real estate loans	1,118	1,962	3,080
SBA loans	(1,838)	3,305	1,467
Commercial and industrial loans	(774)	1,195	421
Home mortgage loans	2,364	842	3,206
Consumer & other loans	8	(2)	6
Total loans	878	7,302	8,180
Total interest-earning assets	1,196	8,758	9,954
Interest-bearing liabilities:
Money market deposits and others	(194)	2,892	2,698
Time deposits	2,759	5,394	8,153
Total interest-bearing deposits	2,565	8,286	10,851
Borrowings	465	465	930
Total interest-bearing liabilities	3,030	8,751	11,781
Net interest income	$(1,834)	$7	$(1,827)

	Six Months Ended June 30,
	2023 vs 2022
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(87)	$1,698	$1,611
Federal funds sold and other investments	80	84	164
Available-for-sale debt securities	556	1,339	1,895
Total investments	549	3,121	3,670
Commercial real estate loans	2,702	3,755	6,457
SBA loans	(3,479)	6,093	2,614
Commercial and industrial loans	(1,321)	2,405	1,084
Home mortgage loans	5,167	1,598	6,765
Consumer & other loans	15	(1)	14
Total loans	3,084	13,850	16,934
Total interest-earning assets	3,633	16,971	20,604
Interest-bearing liabilities:
Money market deposits and others	227	5,370	5,597
Time deposits	4,917	10,066	14,983
Total interest-bearing deposits	5,144	15,436	20,580
Borrowings	625	624	1,249
Total interest-bearing liabilities	5,769	16,060	21,829
Net interest income	$(2,136)	$911	$(1,225)

Comparison for the Three Months Ended June 30, 2023 and 2022

Net interest income decreased $1.8 million, or 9.6%, primarily due to higher interest expense on deposits, partially offset by higher interest income on loans. Net interest margin was 3.40%, a decrease of 81 basis points from 4.21%.

An $8.2 million increase in interest income on loans was primarily due to a $165.7 million increase in average balance and a 143 basis point increase in loan yield as a result of the Federal Reserve’s rate increases.

A $10.9 million increase in interest expense on deposits was primarily due to a $342.3 million increase in average balance and a 348 basis point increase in average cost driven by the Federal Reserve’s rate increases.
Comparison for the Six Months Ended June 30, 2023 and 2022
Net interest income decreased $1.2 million, or 3.4%, primarily due to higher interest expense on deposits, partially offset by higher interest income on loans. Net interest margin was 3.48%, a decrease of 68 basis points from 4.16%.

An $16.9 million increase in interest income on loans was primarily due to a $223.2 million increase in average balance and a 134 basis point increase in loan yield as a result of the Federal Reserve’s rate increases.

A $21 million increase in interest expense on deposits was primarily due to a $375.6 million increase in average balance and a 333 basis point increase in average cost driven by the Federal Reserve’s rate increases.
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
The provision for credit losses was zero for the three months ended June 30, 2023, compared to provision for credit losses of $996 thousand for the same period of 2022. A $163 thousand increase from qualitative factor adjustments in the second quarter of 2023 was primarily offset by decreases in specific reserve requirements on individually analyzed loans. The change in quantitative general reserve during the quarter was insignificant as an increase from a 1.4% growth in gross loans was mostly offset by a decrease in forecasts of Probability of Default ("PD") and Loss Given Default ("LGD") rates.
The reversal of credit losses was $338 thousand for the six months ended June 30, 2023, compared to provision for credit losses of $1.3 million for the same period of 2022. The reversal was primarily due to a $345 thousand decrease in quantitative general reserve driven by a decrease in forecasts of PD and LGD rates and a $201 thousand decrease in specific reserve requirements on individually analyzed loans, partially offset by a $116 thousand increase in qualitative factor adjustments.
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
Comparison for the Three Months Ended June 30, 2023 and 2022
The following table sets forth the various components of our noninterest income for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposits	$573	$427	$146	34.2%
Loan servicing fees, net of amortization	595	654	(59)	(9.0)
Gain on sale of loans	2,098	3,873	(1,775)	(45.8)
Other income	339	405	(66)	(16.3)
Total noninterest income	$3,605	$5,359	$(1,754)	(32.7)%

Noninterest income for the three months ended June 30, 2023 was $3.6 million, a decrease of $1.8 million, or 32.7%, compared to $5.4 million for the same period of 2022, primarily due to a decrease of 1.8 million in gain on sale of loans.
Gain on sale of loans was $2.1 million for the three months ended June 30, 2023, compared to $3.9 million for the same period of 2022, a decrease of $1.8 million or 45.8%. The decrease was primarily due to a lower SBA loans sold amount partially offset by a lower average sales premium. We sold $36.8 million of SBA loans with an average premium of 6.64% for the three months ended June 30, 2023, compared to a sale of $58.6 million of SBA loans with an average premium of 7.02% in the same period of 2022.

Comparison for the Six Months Ended 2023 and 2022
The following table sets forth the various components of our noninterest income for the Six Months Ended June 30, 2023 and 2022:

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposit	$991	$815	$176	21.6%
Loan servicing fees, net of amortization	1,441	1,101	340	30.9
Gain on sale of loans	4,668	7,111	(2,443)	(34.4)
Other income	800	548	252	46.0
Total noninterest income	$7,900	$9,575	$(1,675)	(17.5)%

Noninterest income for the six months ended June 30, 2023 was $7.9 million, a decrease of $1.7 million, or 17.5%, compared to $9.6 million for the same period of 2022, primarily due to a decrease of $2.4 million in gain on sale of loans, partially offset by increases of $340 thousand and $252 thousand in net loan servicing fees and other income, respectively.
Gain on sale of loans was $4.7 million for the six months ended June 30, 2023, compared to $7.1 million for the same period of 2022, a decrease of $2.4 million or 34.4%. The decrease was primarily due to a lower average sales premium and a lower SBA loans sold amount. We sold $81.5 million of SBA loans with an average premium of 7.02% for the six months ended June 30, 2023, compared to a sale of $90.4 million of SBA loans with an average premium of 8.43% in the same period of 2022.
Loan servicing fees, net of amortization, were $1.4 million for the six month ended June 30, 2023, compared to $1.1 million for the same period of 2022. The increase was primarily due to an increase in servicing portfolio and a decrease in servicing asset amortization driven by slower loan prepayments in 2023. Our total SBA loan servicing portfolio was $726.3 million as of June 30, 2023, compared to $686.4 million as of the same period of 2022.
Other income was $800 thousand, an increase of $252 thousand from $548 thousand, primarily due to an increase of $226 thousand in fair value of equity investment.
Noninterest Expense
Comparison for the Three Months Ended June 30, 2023 and 2022
The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,681	$7,109	$572	8.0%
Occupancy and equipment	1,598	1,489	109	7.3
Data processing and communication	546	492	54	11.0
Professional fees	381	364	17	4.7
FDIC insurance and regulatory assessments	420	192	228	118.8
Promotion and advertising	159	165	(6)	(3.6)
Directors' fees	210	190	20	10.5
Foundation donation and other contributions	594	852	(258)	(30.3)
Other expenses	711	650	61	9.4
Total noninterest expense	$12,300	$11,503	$797	6.9%

Noninterest expense for the three months ended June 30, 2023 was $12.3 million, compared with $11.5 million for the same period of 2022, an increase of $797 thousand, or 6.9%.
Salaries and employee benefits expense for the three months ended June 30, 2023 was $7.7 million, compared to $7.1 million for the same period of 2022, an increase of $572 thousand, or 8.0%. The increase was primarily due to 22 additional full-time employees to support our continued growth.
FDIC insurance and regulatory assessments for the three months ended June 30, 2023 was $420 thousand, compared to $192 thousand, an increase of $228 thousand, or 118.8%. The increase was primarily due to our deposit growth from the same period of 2022 and increases in FDIC assessment fees in 2023.
Foundation donations and other contributions for the three months ended June 30, 2023 was $594 thousand, compared to $852 thousand, a decrease of $258 thousand, of 30.3%. The decrease was primarily due to lower donation accruals for Open Stewardship as a result of lower net income.
Comparison for the Six Months Ended 2023 and 2022

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$14,933	$12,766	$2,167	17.0%
Occupancy and equipment	3,168	2,867	301	10.5
Data processing and communication	1,096	985	111	11.3
Professional fees	740	688	52	7.6
FDIC insurance and regulatory assessments	887	399	488	122.3
Promotion and advertising	321	354	(33)	(9.3)
Directors' fees	371	367	4	1.1
Foundation donation and other contributions	1,347	1,667	(320)	(19.2)
Other expenses	1,345	1,072	273	25.5
Total noninterest expense	$24,208	$21,165	$3,043	14.4%

Noninterest expense for the six months ended June 30, 2023 was $24.2 million, compared with $21.2 million for the same period of 2022, an increase of $3.0 million, or 14.4%.

Salaries and employee benefits expense for the six months ended June 30, 2023 was $14.9 million, compared to $12.8 million for the same period of 2022, an increase of $2.2 million, or 17.0%. The increase was primarily due to additional full-time employees to support our continued growth.
FDIC insurance and regulatory assessments for the six months ended June 30, 2023 was $887 thousand, compared to $399 thousand, an increase of $488 thousand, or 122.3%. The increase was primarily due to our deposit growth from the same period of 2022 and increases in FDIC assessment fees in 2023.
Foundation donations and other contributions for the six months ended June 30, 2023 was $1.3 million, compared to $1.7 million, a decrease of $320 thousand, or 19.2%. The decrease was primarily due to lower donation accruals for Open Stewardship as a result of lower net income.

Income Tax Expense
Income tax expense was $2.5 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively. Effective tax rates were 28.8% and 29.0% for the three months ended June 30, 2023 and 2022, respectively. Income tax expense was $5.5 million and $6.8 million for the six months ended June 30, 2023 and 2022, respectively. Effective tax rates were 28.9% and 29.1% for the six months ended June 30, 2023 and 2022, respectively.

After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets as of June 30, 2023 will be fully realized in future years.
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
All securities in our investment portfolio were classified as available-for-sale as of June 30, 2023. There were no held-to-maturity or trading securities in our investment portfolio as of June 30, 2023. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities and tax-exempt municipal securities.
Available-for-sale debt securities decreased $7.6 million, or 3.6%, to $202.3 million at June 30, 2023 from $209.8 million at December 31, 2022, primarily due to principal paydowns of $12.6 million, mainly offset by purchases of $5.6 million in tax exempt municipal securities for the six months ended June 30, 2023. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of June 30, 2023 and December 31, 2022.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented:

	June 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized (Loss) Gain	Amortized Cost	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$51,660	$46,332	$(5,328)	$55,189	$49,764	$(5,425)
Residential collateralized mortgage obligations	170,707	150,131	(20,576)	179,953	160,045	(19,908)
Municipal securities-tax exempt	5,677	5,787	110	—	—	—
Total available-for-sale debt securities	$228,044	$202,250	$(25,794)	$235,142	$209,809	$(25,333)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, we expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, we did not record allowance for credit losses on January 1, 2013 and does not have allowance for credit losses as of June 30, 2023.
The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$1,373	2.12%	$732	2.28%	$49,555	2.25%
Residential collateralized mortgage obligations	—	—	311	1.81	3,037	1.25	167,359	2.81
Municipal securities-tax exempt	—	—	—	—	—	—	5,677	5.11
Total available-for-sale debt securities	$—	—%	$1,684	2.07%	$3,769	1.45%	$222,591	2.74%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	June 30, 2023		December 31, 2022
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$847,863	49.4%	$842,208	50.1%
SBA—real estate	224,476	13.1	221,340	13.2
SBA—non-real estate	14,309	0.8	13,377	0.8
Commercial and industrial	112,160	6.5	116,951	7.0
Home mortgage	516,226	30.1	482,949	28.8
Consumer	1,163	0.1	1,467	0.1
Gross loans receivable	1,716,197	100.0%	1,678,292	100.0%
Allowance for credit losses	(20,802)		(19,241)
Loans receivable, net(1)	$1,695,395		$1,659,051

(1)     Includes net deferred loan costs/(fees) and unamortized premiums/(unaccreted discounts) of $(381) thousand and $160 thousand as of June 30, 2023 and December 31, 2022, respectively.
Gross loans increased $37.9 million, or 2.3%, to $1.72 billion as of June 30, 2023, compared to $1.68 billion as of December 31, 2022. The increase was primarily attributable to new loan production of $181.5 million, mainly offset by loan payoffs and paydowns of $111.9 million and net decrease of $37.5 million in sale of loans and loans held for sale.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$38,093	$59,791	$407,579	$88,490	$228,868	$25,042	$847,863
SBA—real estate	—	—	—	29	—	224,447	224,476
SBA—non- real estate	—	123	247	3,843	—	10,096	14,309
Commercial and industrial	12,498	21,302	7,787	24,133	25,639	20,801	112,160
Home mortgage	—	—	—	—	495,756	20,470	516,226
Consumer	—	1,038	—	125	—	—	1,163
Gross loans	$50,591	$82,254	$415,613	$116,620	$750,263	$300,856	$1,716,197

	December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$27,735	$33,894	$387,902	$116,088	$248,812	$27,777	$842,208
SBA—real estate	—	—	—	34	—	221,306	221,340
SBA—non- real estate	—	75	442	3,964	—	8,896	13,377
Commercial and industrial	8,905	27,917	1,611	28,082	31,185	19,251	116,951
Home mortgage	—	—	—	—	465,749	17,200	482,949
Consumer	—	1,136	—	331	—	—	1,467
Gross loans	$36,640	$63,022	$389,955	$148,499	$745,746	$294,430	$1,678,292

Our loan portfolio is concentrated in commercial real estate, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 92.6% of our gross loans were secured by real property as of June 30, 2023, compared to 92.1% as of December 31, 2022.
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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $847.9 million at June 30, 2023 compared to $842.2 million at December 31, 2022. During the six months ended June 30, 2023, we originated $54.2 million of commercial real estate loans. As of June 30, 2023, approximately 79.6% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of June 30, 2023, our average loan to value for commercial real estate loans was 51.3%.
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
As of June 30, 2023, our SBA portfolio totaled $238.8 million, compared to $234.7 million as of December 31, 2022. We originated $50.6 million for the six months ended June 30, 2023. We sold SBA loans of $81.5 million with a 7.02% average premium during the six months ended June 30, 2023.
From our total SBA loan portfolio, $224.5 million is secured by real estate and $14.3 million is unsecured or secured by business assets as of June 30, 2023.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $112.2 million as of June 30, 2023, compared to $117.0 million as of December 31, 2022. We originated $33.4 million for the six months ended June 30, 2023.
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
Home mortgage loans totaled $516.2 million as of June 30, 2023, compared to $482.9 million as of December 31, 2022. For the six months ended June 30, 2023, we originated $43.4 million of home mortgage loans and purchased $18.5 million of home mortgage loans from third party mortgage originators.

Loan Servicing

As of June 30, 2023 and December 31, 2022, we serviced $726.3 million and $707.1 million, respectively, of SBA and USDA loans for others. Activity for loan servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Beginning balance	$12,898	$12,341	$12,759	$12,720
Additions from loans sold with servicing retained	869	1,357	1,969	2,149
Amortized to expense	(1,113)	(990)	(2,074)	(2,161)
Ending balance	$12,654	$12,708	$12,654	$12,708

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

We maintain a separate allowance for credit losses for its off-balance sheet commitments. We use an estimated funding rate to allocate an allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn lines of credit can potentially become drawn at any point. The funding rate is determined based on a look-back period of 8 quarters. Credit loss is not estimated for off-balance sheet commitments that are unconditionally cancellable by us.
The allowance for credit losses was $20.8 million at June 30, 2023, compared to $19.2 million at December 31, 2022. No provision of credit losses was recorded for the three months ended June 30, 2023, compared to provision for credit losses of $996 thousand for the same period in 2022.

Analysis of the Allowance for Credit Losses

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs, by category, for the three months ended June 30, 2023 and 2022:

	As of and for the Three Months Ended June 30,
	2023				2022
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$6,784	$—	$—	$6,784	$6,480	$1,263	$—	$7,743
SBA—real estate	1,218	—	—	1,218	1,750	43	7	1,800
SBA—non- real estate	67	—	(12)	55	169	(61)	27	135
Commercial and industrial	1,270	—	—	1,270	3,492	(1,390)	—	2,102
Home mortgage	11,472	—	—	11,472	4,768	1,145	—	5,913
Consumer	3	—	$—	3	13	(4)	—	9
Total	$20,814	$—	$(12)	$20,802	$16,672	$996	$34	$17,702
Gross loans(1)				$1,716,197				$1,484,718
Average loans(1)				$1,725,764				$1,461,081
Net (charge-offs) recoveries to average gross loans				(0.00)%				(0.01)%
Allowance for credit losses to gross loans				1.21%				1.19%

(1)Excludes loans held for sale.

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs, by category, for the six months ended June 30, 2023 and 2022:

	As of and for the Six Months Ended June 30,
	2023					2022
($ in thousands)	Beginning	Impact of CECL Adoption	(Reversal) Provision	Net (Charge-offs) Recoveries	Ending	Beginning	(Reversal) Provision	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$6,951	$875	$(951)	$(91)	$6,784	$8,150	$(407)	$—	$7,743
SBA—real estate	1,607	(238)	(140)	(11)	1,218	2,022	(215)	(7)	1,800
SBA—non- real estate	207	(142)	(7)	(3)	55	199	(108)	44	135
Commercial and industrial	1,643	(320)	(53)	—	1,270	2,848	(746)	—	2,102
Home mortgage	8,826	1,753	893	—	11,472	2,891	3,022	—	5,913
Consumer	7	(4)	—	$—	3	13	(5)	1	9
Total	$19,241	$1,924	$(258)	$(105)	$20,802	$16,123	$1,541	$38	$17,702
Gross loans(1)					$1,716,197				$1,484,718
Average loans(1)					$1,725,764				$1,406,075
Net (charge-offs) recoveries to average gross loans					(0.02)%				(0.01)%
Allowance for credit losses to gross loans					1.21%				1.19%

(1)Excludes loans held for sale.

The following table presents an allocation of the allowance for credit losses by portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$6,784	32.6%	$6,951	36.1%
SBA—real estate	1,218	5.9	1,607	8.4
SBA—non- real estate	55	0.3	207	1.1
Commercial and industrial	1,270	6.1	1,643	8.5
Home mortgage	11,472	55.1	8,826	45.9
Consumer	3	—	7	—
Total	$20,802	100.0%	$19,241	100.0%

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
Nonperforming loans were $8.8 million at June 30, 2023, compared to $3.1 million at December 31, 2022. Nonperforming loans included the guaranteed portion of SBA loans of $5.4 million and $1.0 million as of June 30, 2023 and December 31, 2022, respectively.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO as of June 30, 2023 and December 31, 2022.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$8,566	$2,639
Past due loans 90 days or more and still accruing	246	442
Total nonperforming loans(1)	8,812	3,081
OREO	—	—
Total nonperforming assets	$8,812	$3,081
Nonperforming loans to gross loans	0.51%	0.18%
Nonperforming assets to total assets	0.41%	0.15%
Allowance for credit losses to nonperforming loans	236%	625%

(1)Includes guaranteed portion of SBA loans of $5.4 million and $1.0 million as of June 30, 2023 and December 31, 2022, respectively.

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

The following table show the composition of deposits by type as of the dates presented:

	June 30, 2023		December 31, 2022
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$634,745	34.1%	$701,584	37.2%
Interest-bearing:
Money market and others	344,162	18.5	526,321	27.9
Time deposits (more than $250)	416,208	22.4	356,197	18.9
Time deposits ($250 or less)	464,524	25.0	301,669	16.0
Total interest-bearing	1,224,894	65.9	1,184,187	62.8
Total deposits	$1,859,639	100.0%	$1,885,771	100.0%

The following tables set forth the maturity of time deposits as of June 30, 2023:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits (more than $250)	$30,086	$188,654	$195,818	$1,650	$416,208
Time deposits ($250 or less)	67,165	174,086	180,766	42,507	464,524
Total time deposits	$97,251	$362,740	$376,584	$44,157	$880,732

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of June 30, 2023 and December 31, 2022, we had maximum borrowing capacity from the FHLB of $625.9 million and $582.8 million, respectively. We had $75.0 million borrowings from FHLB as of June 30, 2023 and no borrowing from FHLB as of December 31, 2022.
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

Deposits are the primarily funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Deposits	$1,859,639	$1,885,771
Deposits as a % of total liabilities	94.5%	98.3%
Loans, net	$1,695,395	$1,659,051
Loans-to-deposits ratio	91.2%	88.0%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of June 30, 2023 and December 31, 2022. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $172.3 million and $175.6 million.. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $244.2 million and $254.7 million as of June 30, 2023 and December 31, 2022, respectively. We did not have any borrowings outstanding with the Federal Reserve as of June 30, 2023 or December 31, 2022, and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $400.5 million of additional borrowing availability with the FHLB as of June 30, 2023. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022	% Change
Liquid assets:
Cash and cash equivalents	$143,761	$82,972	73.3%
AFS debt securities	202,250	209,809	(3.6)
Liquid assets	$346,011	$292,781	18.2%
Liquid assets to total assets	16.1%	14.0%
Available borrowings:
FHLB	$400,543	$440,358	(9.0)%
Federal Reserve Bank	172,316	175,605	(1.9)
Pacific Coast Bankers Bank	50,000	50,000	—
Zions Bank	25,000	25,000	—
First Horizon Bank	25,000	24,950	0.2
Total available borrowings	$672,859	$715,913	(6.0)%
Total available borrowings to total assets	31.3%	34.2%

Liquid assets and available borrowings to total assets	47.4%	48.2%

The following tables summarizes short- and long-term material cash requirements as of June 30, 2023, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity(1)	Total
Deposits(2)	$459,991	$403,084	$17,657	$—	$978,907	$1,859,639
Operating lease commitments	2,601	4,040	3,899	2,680	—	13,220
Advances from FHLB(2)	—	75,000	—	—	—	75,000
Commitments to fund investment for Low Income Housing Tax Credit	3,828	2,984	122	251	—	7,185
Total contractual obligations	$466,420	$485,108	$21,678	$2,931	$978,907	$1,955,044

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2023 and December 31, 2022. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of June 30, 2023, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since June 30, 2023 that management believes would change this classification.

As of June 30, 2023	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$222,643	13.10%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	220,584	12.98	$136,000	8.00%	$170,000	10.00%	$178,500	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	202,589	11.92	N/A	N/A	N/A	N/A	N/A	N/A
Bank	200,530	11.80	102,000	6.00	136,000	8.00	144,500	8.50
CET1 capital (to risk-weighted assets)
Consolidated	202,589	11.92	N/A	N/A	N/A	N/A	N/A	N/A
Bank	200,530	11.80	76,500	4.50	110,500	6.50	119,000	7.00
Tier 1 leverage (to average assets)
Consolidated	202,589	9.50	N/A	N/A	N/A	N/A	N/A	N/A
Bank	200,530	9.41	85,257	4.00	106,571	5.00	85,257	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

As of December 31, 2022	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$213,862	13.06%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	211,981	12.94	$131,020	8.00%	$163,775	10.00%	$171,964	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	11.75	98,265	6.00	131,020	8.00	139,209	8.50
CET1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	11.75	73,699	4.50	106,454	6.50	114,642	7.00
Tier 1 leverage (to average assets)
Consolidated	194,358	9.38	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	9.29	82,836	4.00	103,545	5.00	82,836	4.00

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2023 and December 31, 2022 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
+300 basis points	(0.65)%	0.12%	(39.84)%	(42.72)%
+200 basis points	0.53	1.13	(19.06)	(23.29)
+100 basis points	0.58	0.97	(7.37)	(9.11)
-100 basis points	(0.37)	(0.94)	1.96	(1.78)
-200 basis points	0.67	(0.70)	(1.47)	(7.31)
-300 basis points	1.19	(3.24)	(11.28)	(18.42)

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
Item 1A. Risk Factors.

A discussion of the risk factors affecting us is set forth in Part I, Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K. The discussion of risk factors provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. In addition to the disclosures set forth in such report, certain factors that developed or were discovered after the date of our Form 10-K are set forth below, and you should read those discussions carefully. However, other factors besides those included in the discussion of risk factors or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

Recent and continuing uncertainties surrounding the banking sector may disproportionately affect our business.

During the first quarter and early in the second quarter of 2023, a number of regional banks suffered liquidity crises that ultimately resulted in their closure by federal and state banking regulators. During and since those failures, customer confidence in the safety of their deposits has declined, particularly with respect to uninsured deposits. News articles and other media items have created greater skepticism among all banking customers, and both the news media and customers have tended to scrutinize smaller institutions much more closely than larger ones. Although we have been largely successful in maintaining our depositors’ confidence, a continuation or exacerbation of these developments may further erode customer confidence generally or with respect to smaller institutions such as the Bank. In part in response to these concerns, we have been forced to maintain, and we expect to continue to maintain, higher liquidity levels, which will limit our ability to invest funds from customer deposits into higher-yielding investments and thus will adversely impact our net income. Further, if we cannot maintain sufficient liquidity to assure an ability to meet customer withdrawal demands, our business could suffer or, in particularly acute circumstances, could fail. Because the Bank is the Company's primary operating subsidiary and is responsible for substantially all of the Company's financial capacity, a failure of the Bank would materially and adversely affect the value of the Company's securities.

Shifting customer expectations may require us to respond in ways that decrease our net interest income.

In recent periods we have seen substantial increases in benchmark interest rates as the Federal Open Markets Committee has increased the Federal Funds rate in response to reports of rising inflation. For quite some time we have been able to maintain unusually low interest costs on deposits as a result of near-zero benchmark rates. However, the shift to higher market interest rates has motivated many customers to seek higher yields on their deposits, and accordingly we have responded by meeting these needs. Further, as noted above, we have found it necessary to maintain additional liquidity to respond to potential increases in customer withdrawal demand, which in turn has limited our ability to invest in higher-yielding loan and investment products. We expect that these conditions will continue for the indefinite future, as a result of which we expect near-term contraction in our net interest margin and net interest income.

We may be subject to greater than ordinary degrees of scrutiny from federal and state banking regulators.

In times of significant uncertainty surrounding the banking industry, federal and state banking regulators have tended to scrutinize regulated institutions much more closely to assure the safety and soundness of deposits, the security of the banking system, and the integrity of the Federal Deposit Insurance Fund. These measures, as well as consumer protection regulations, are intended solely for the protection of depositors and other customers, and banking regulators charged with enforcing those regulations are not focused on the protection of shareholders. Among other things, regulators are vested with broad discretion regarding the adequacy of a bank’s liquidity and the quality of its loan and deposit portfolios. We expect the recent failures of two regional banks in California to cause our regulators to scrutinize our assets and our liquidity much more carefully. While we believe we have taken appropriate measures to respond to current market conditions and trends, our regulators may disagree, and may require us to take further actions such as increasing liquidity, reducing our loan-to-deposit ratio, increasing our reserves for credit losses, or both, or to take other measures to protect customers or the Deposit Insurance Fund. If our regulators impose additional requirements in response to these conditions, we may experience further reductions to our net income or we may be required to take other actions that adversely affect our results of operations.

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

OP Bancorp

Date: August 9, 2023	By:	/s/ MIN J. KIM
Min J. Kim President and Chief Executive Officer

Date: August 9, 2023	By:	/s/ CHRISTINE Y. OH
Christine Y. Oh Chief Financial Officer