Form 10-Q
period 2023-09-30
OP Bancorp
filed 2023-11-13
CIK 1722010

two 1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares outstanding of the Registrant’s Common Stock as of November 6, 2023 was 14,999,203.

Introduction

This Quarterly Report on Form 10-Q is filed by OP Bancorp, a California corporation and a registered bank holding company (“Company”) with respect to its financial condition, results of operations, and business as of September 30, 2023. The Company’s primary business operations are conducted through its wholly owned subsidiary, Open Bank, a California chartered commercial bank (“Bank”), and unless the context requires otherwise, statements about the Company generally are intended to describe the consolidated operations of the Company and the Bank.
Cautionary Note Regarding Forward-Looking Statements
Certain matters set forth herein (including any exhibits hereto) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements that are not statements of historical fact are forward-looking, but such statements include comments about the Company’s current business plans and expectations regarding future operating results, as well as management’s statements about expected future events and economic developments. All such statements reflect the current intentions, beliefs and expectations of the Company’s executive management based on currently available information and current and expected market conditions. Forward-looking statements can sometimes be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs.
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
•management's ability to assess and accurately estimate the risk of losses in our credit portfolio and to establish and maintain adequate reserves to offset those risks;
•    economic, market and political factors that affect our borrowers’ ability to repay and timely to perform their obligations under their borrowing obligations;
•    geopolitical factors inside and outside the United States, including war and regional hostilities, acts of terrorism, civil unrest, riots, and demonstrations;
•government, quasi-governmental and extra-governmental actions in response to significant economic, political or social events, such as disease outbreaks, domestic or international terrorism, or war or other hostilities, as such government actions restrict our ability to conduct business or that have the effect of reducing our customers’ ability to maintain compliance with their borrowing obligations or that affect their need for deposit liquidity or increased borrowing capacity;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$105,740	$82,972
Available-for-sale debt securities, at fair value	191,313	209,809
Other investments	16,100	12,098
Loans held for sale	—	44,335
Loans receivable, net of allowance for credit losses of $21,617 in 2023 and $19,241 in 2022	1,737,908	1,659,051
Premises and equipment, net	5,378	4,400
Accrued interest receivable	7,996	7,180
Servicing assets	11,931	12,759
Company owned life insurance	22,071	21,613
Deferred tax assets, net	15,061	14,316
Operating right-of-use assets	8,993	9,097
Other assets	20,184	16,867
Total assets	$2,142,675	$2,094,497
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$605,509	$701,584
Interest-bearing:
Money market and others	348,869	526,321
Time deposits greater than $250	420,162	356,197
Other time deposits	450,631	301,669
Total deposits	1,825,171	1,885,771
Federal Home Loan Bank advances	95,000	—
Accrued interest payable	13,552	2,771
Operating lease liabilities	9,926	10,213
Other liabilities	14,719	18,826
Total liabilities	1,958,368	1,917,581
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding in 2023 and 2022	—	—
Common stock – no par value; 50,000,000 shares authorized; 15,149,203 and 15,270,344 shares issued and outstanding in 2023 and 2022, respectively	77,632	79,326
Additional paid-in capital	10,606	9,743
Retained earnings	117,483	105,690
Accumulated other comprehensive loss	(21,414)	(17,843)
Total shareholders’ equity	184,307	176,916
Total liabilities and shareholders' equity	$2,142,675	$2,094,497

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$28,250	$21,780	$81,549	$58,145
Interest on available-for-sale debt securities	1,519	881	4,647	2,114
Other interest income	1,417	573	3,686	1,067
Total interest income	31,186	23,234	89,882	61,326
Interest expense
Interest on deposits	13,006	2,890	35,308	4,613
Interest on borrowings	867	—	2,117	—
Total interest expense	13,873	2,890	37,425	4,613
Net interest income	17,313	20,344	52,457	56,713
Provision for credit losses	1,359	662	1,021	1,999
Net interest income after provision for credit losses	15,954	19,682	51,436	54,714
NONINTEREST INCOME
Service charges on deposits	575	454	1,566	1,269
Loan servicing fees, net of amortization	468	610	1,909	1,711
Gain on sale of loans	1,179	3,490	5,847	10,601
Other income	379	267	1,179	815
Total noninterest income	2,601	4,821	10,501	14,396
NONINTEREST EXPENSE
Salaries and employee benefits	7,014	7,343	21,947	20,109
Occupancy and equipment	1,706	1,537	4,874	4,404
Data processing and communication	369	586	1,465	1,571
Professional fees	440	602	1,180	1,290
FDIC insurance and regulatory assessments	333	238	1,220	637
Promotion and advertising	207	177	528	531
Directors’ fees	164	170	535	537
Foundation donation and other contributions	529	875	1,876	2,542
Other expenses	773	810	2,118	1,882
Total noninterest expense	11,535	12,338	35,743	33,503
INCOME BEFORE INCOME TAX EXPENSE	7,020	12,165	26,194	35,607
Income tax expense	1,899	3,515	7,448	10,325
NET INCOME	$5,121	$8,650	$18,746	$25,282
EARNINGS PER SHARE - BASIC	$0.33	$0.56	$1.21	$1.63
EARNINGS PER SHARE - DILUTED	$0.33	$0.55	$1.21	$1.62

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net income	$5,121	$8,650	$18,746	$25,282
Other comprehensive loss
Change in unrealized loss on available-for-sale debt securities	(4,608)	(9,404)	(5,069)	(23,285)
Tax effect	1,362	2,780	1,498	6,884
Total other comprehensive loss	(3,246)	(6,624)	(3,571)	(16,401)
Comprehensive income	$1,875	$2,026	$15,175	$8,881

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

($ in thousands, except per share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Outstanding	Amount
Three Months Ended

Balance at July 1, 2023	15,118,268	$77,464	$10,297	$114,177	$(18,168)	$183,770
Net income	—	—	—	5,121	—	5,121
Other comprehensive loss	—	—	—	—	(3,246)	(3,246)
Stock issued under stock-based compensation plans, net of forfeitures	30,935	168	(14)	—	—	154
Stock-based compensation, net	—	—	323	—	—	323
Cash dividends declared ($0.12 per share)	—	—	—	(1,815)	—	(1,815)
Balance at September 30, 2023	15,149,203	$77,632	$10,606	$117,483	$(21,414)	$184,307

Balance at July 1, 2022	15,189,203	$78,718	$9,089	$92,659	$(10,974)	$169,492
Net income	—	—	—	8,650	—	8,650
Other comprehensive loss	—	—	—	—	(6,624)	(6,624)
Stock issued under stock-based compensation plans, net of forfeitures	10,637	64	—	—	—	64
Stock-based compensation, net	—	—	335	—	—	335
Cash dividends declared ($0.12 per share)	—	—	—	(1,822)	—	(1,822)
Balance at September 30, 2022	15,199,840	$78,782	$9,424	$99,487	$(17,598)	$170,095

Nine Months Ended

Balance at January 1, 2023	15,270,344	$79,326	$9,743	$105,690	$(17,843)	$176,916
Cumulative effect related to adoption of ASC 326, net of tax	—	—	—	(1,484)	—	(1,484)
Adjusted balance at January 1, 2023	15,270,344	79,326	9,743	104,206	(17,843)	175,432
Net income	—	—	—	18,746	—	18,746
Other comprehensive loss	—	—	—	—	(3,571)	(3,571)
Stock issued under stock-based compensation plans, net of forfeitures	177,343	888	(98)	—	—	790
Stock-based compensation, net	—	—	961	—	—	961

Repurchase of common stock	(298,484)	(2,582)	—	—	—	(2,582)
Cash dividends declared ($0.36 per share)	—	—	—	(5,469)	—	(5,469)
Balance at September 30, 2023	15,149,203	77,632	10,606	117,483	(21,414)	$184,307

Balance at January 1, 2022	15,137,808	$78,718	$8,645	$79,056	$(1,197)	$165,222
Net income	—	—	—	25,282	—	25,282
Other comprehensive loss	—	—	—	—	(16,401)	(16,401)
Stock issued under stock-based compensation plans, net of forfeitures	62,032	64	(79)	—	—	(15)
Stock-based compensation, net	—	—	858	—	—	858
Cash dividends declared ($0.32 per share)	—	—	—	(4,851)	—	(4,851)
Balance at September 30, 2022	15,199,840	78,782	9,424	99,487	(17,598)	$170,095

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Cash flows from operating activities
Net income	$18,746	$25,282
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	1,021	1,999
Depreciation and amortization of premises and equipment	975	1,020
Amortization of net premiums on securities	187	546
Amortization of servicing assets	3,302	3,512
Accretion of net discounts on loans	(2,199)	(3,972)
Amortization of low income housing partnerships	1,084	584
Stock-based compensation	961	858
Deferred income taxes	753	(2,003)
Gain on sale of loans	(5,847)	(10,601)
Earnings on company owned life insurance	(458)	(330)
Net change in fair value of equity investment with readily determinable fair value	106	438
Origination of loans held for sale	(64,362)	(86,033)
Proceeds from sales of loans held for sale	112,070	161,287
Net change in:
Accrued interest receivable	(816)	(1,072)
Other assets	(2,929)	(11,068)
Accrued interest payable	10,781	541
Other liabilities	(4,200)	(229)
Net cash provided by operating activities	69,175	80,759
Cash flows from investing activities
Net change in loans receivable	(57,247)	(127,999)
Proceeds from matured, called, or paid-down securities available for sale	18,887	26,194
Purchase of company owned life insurance	—	(10,000)
Purchase of loans	(21,916)	(175,753)
Purchase of available-for-sale debt securities	(5,647)	(86,019)
Purchase of equity investments	(63)	—
Purchase of Federal Home Loan Bank stock	(4,044)	(1,477)
Purchase of premises and equipment, net	(1,953)	(1,048)
Investment in low income housing partnerships	(1,563)	(714)
Net cash used in investing activities	(73,546)	(376,816)
Cash flows from financing activities
Net change in deposits	(60,600)	282,745
Cash received from stock option exercises	888	64
Proceeds from Federal Home Loan Bank advances	95,000	10,000
Repurchase of common stock	(2,582)	—
Cash dividend paid on common stock	(5,469)	(4,851)
Payments related to tax-withholding for vested restricted stock awards	(98)	(79)
Net cash provided by financing activities	27,139	287,879
Net change in cash and cash equivalents	22,768	(8,178)
Cash and cash equivalents at beginning of period	82,972	115,459

Cash and cash equivalents at end of period	$105,740	$107,281
Supplemental cash flow information:
Cash paid during the period for
Income taxes	$8,377	$10,557
Interest	26,644	5,890
Supplemental non-cash disclosure:
Initial recognition of right-of-use assets	$1,369	$—

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Basis of Presentation
OP Bancorp is a California corporation that was formed to acquire 100% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of OP Bancorp. OP Bancorp has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, OP Bancorp operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. OP Bancorp’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. OP Bank opened its eleventh full service branch in Las Vegas, Nevada during the third quarter of 2023.

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

Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$49,819	$—	$(6,458)	$43,361
Residential collateralized mortgage obligations	166,195	—	(23,324)	142,871
Municipal securities - tax exempt	5,701	—	(620)	5,081
Total AFS debt securities	$221,715	$—	$(30,402)	$191,313

	December 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$55,189	$—	$(5,425)	$49,764
Residential collateralized mortgage obligations	179,953	1	(19,909)	160,045
Total AFS debt securities	$235,142	$1	$(25,334)	$209,809

There were no sales of AFS debt securities during the three and nine months ended September 30, 2023 and 2022.

The amortized cost and estimated fair value of AFS debt securities as of September 30, 2023, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$1,506	$1,433
After five years through ten years	3,551	3,155
After ten years	216,658	186,725
Total AFS debt securities	$221,715	$191,313

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$6,443	$(289)	$36,918	$(6,169)	$43,361	$(6,458)
Residential collateralized mortgage obligations	45,025	(1,425)	97,846	(21,899)	142,871	(23,324)
Municipal securities - tax exempt	5,081	(620)	—	—	5,081	(620)
Total AFS debt securities	$56,549	$(2,334)	$134,764	$(28,068)	$191,313	$(30,402)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$26,347	$(1,485)	$23,417	$(3,940)	$49,764	$(5,425)
Residential collateralized mortgage obligations	81,320	(3,888)	71,604	(16,021)	152,924	(19,909)
Total AFS debt securities	$107,667	$(5,373)	$95,021	$(19,961)	$202,688	$(25,334)

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

As of September 30, 2023, the Company's AFS debt securities consisted of 86 securities, all of which were in an unrealized loss position.
The unrealized losses from the decline in fair value is attributable to changes in interest rates, and not credit quality. The issuers of the AFS debt securities are of high credit quality. Approximately 97% of the AFS debt securities are residential mortgage-backed securities and residential collateralized mortgage obligations that were issued by U.S. government-sponsored agencies, such as Ginnie Mae, Fannie Mae and Freddie Mac. The remaining 3% of the AFS debut securities are tax-exempt municipal securities.
We believe that the unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, the Company did not record allowance for credit losses on January 1, 2023 and did not have allowance for credit losses as of September 30, 2023.

As of September 30, 2023 or December 31, 2022, there were no pledged securities to secure public deposits, borrowing and letters of credit from Federal Home Loan Bank ("FHLB") and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
FHLB stock	$12,527	$8,483
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified	3,287	3,330
Time deposits placed in other banks	96	95
Total other investments	$16,100	$12,098

The Company has equity investment in a mutual fund with readily determinable fair value of $3.3 million and $3.3 million as of September 30, 2023 and December 31, 2022, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $106 thousand loss and a $145 thousand loss for the three months ended September 30, 2023 and 2022, respectively, and a $106 thousand loss and a $438 thousand loss for the nine months ended September 30, 2023 and 2022, respectively. The losses of the mutual fund are included in Other income in the Consolidated Statements of Income.
Note 3. Loans and Allowance for Credit Losses on Loans

Loans Receivable

The following table presents the composition of the loan portfolio as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Commercial real estate	$878,824	$842,208
SBA—real estate	225,579	221,340
SBA—non-real estate	14,575	13,377
C&I	124,632	116,951
Home mortgage	515,789	482,949
Consumer	126	1,467
Gross loans receivable	1,759,525	1,678,292
Allowance for credit losses	(21,617)	(19,241)
Loans receivable, net (1)	$1,737,908	$1,659,051

(1)Includes net deferred loan costs (fees) and unamortized premiums (unaccreted discounts) of $314 thousand and $160 thousand as of September 30, 2023 and December 31, 2022, respectively.
No loans were outstanding to related parties as of September 30, 2023 and December 31, 2022.

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

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2023 and 2022:

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Three Months Ended September 30, 2023
Beginning balance	$6,784	$1,218	$55	$1,270	$11,472	$3	$20,802
Provision for (reversal of) credit losses	1,171	34	91	(115)	125	(3)	1,303
Charge-offs	(457)	(35)	—	—	—	—	(492)
Recoveries	—	—	4	—	—	—	4
Ending balance	$7,498	$1,217	$150	$1,155	$11,597	$—	$21,617
Three Months Ended September 30, 2022
Beginning balance	$7,743	$1,800	$135	$2,102	$5,913	$9	$17,702
Provision for (reversal of) credit losses	(895)	(261)	7	291	1,521	(1)	662
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	5	—	—	—	5
Ending balance	$6,848	$1,539	$147	$2,393	$7,434	$8	$18,369

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Nine Months Ended September 30, 2023
Beginning balance	$6,951	$1,607	$207	$1,643	$8,826	$7	$19,241
Impact of CECL adoption	875	(238)	(142)	(320)	1,753	(4)	1,924
Provision for (reversal of) credit losses	220	(106)	84	(168)	1,018	(3)	1,045
Charge-offs	(548)	(46)	(34)	—	—	—	(628)
Recoveries	—	—	35	—	—	—	35
Ending balance	$7,498	$1,217	$150	$1,155	$11,597	$—	$21,617
Nine Months Ended September 30, 2022
Beginning balance	$8,150	$2,022	$199	$2,848	$2,891	$13	$16,123
Provision for (reversal of) credit losses(1)	(1,302)	(476)	(100)	(455)	4,543	(6)	2,204
Charge-offs	—	(14)	(18)	—	—	—	(32)
Recoveries	—	7	66	—	—	1	74
Ending balance	$6,848	$1,539	$147	$2,393	$7,434	$8	$18,369

(1)Excludes reversal of uncollectible accrued interest receivable of $205 thousand for the nine months ended September 30, 2022.

The following table presents the allowance for credit losses on loans and recorded investment (not including accrued interest receivable) by portfolio segment and impairment methodology as of September 30, 2023 and December 31, 2022:

($ in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
As of September 30, 2023
Allowance for credit losses:
Commercial real estate	$—	$7,498	$7,498
SBA—real estate	14	1,203	1,217
SBA—non-real estate	—	150	150
C&I	—	1,155	1,155
Home mortgage	—	11,597	11,597
Consumer	—	—	—
Total	$14	$21,603	$21,617
Loans (1):
Commercial real estate	$739	$878,085	$878,824
SBA—real estate (2)	773	224,806	225,579
SBA—non-real estate	—	14,575	14,575
C&I	—	124,632	124,632
Home mortgage	2,241	513,548	515,789
Consumer	—	126	126
Total	$3,753	$1,755,772	$1,759,525
As of December 31, 2022
Allowance for credit losses:
Commercial real estate	$—	$6,951	$6,951
SBA—real estate	—	1,607	1,607
SBA—non-real estate	—	207	207
C&I	279	1,364	1,643
Home mortgage	—	8,826	8,826
Consumer	—	7	7
Total	$279	$18,962	$19,241
Loans(1):
Commercial real estate	$—	$842,208	$842,208
SBA—real estate	423	220,917	221,340
SBA—non-real estate	—	13,377	13,377
C&I	279	116,672	116,951
Home mortgage	—	482,949	482,949
Consumer	—	1,467	1,467
Total	$702	$1,677,590	$1,678,292

(1)Excludes accrued interest receivables of $7.1 million and $6.4 million as of September 30, 2023 and December 31, 2022, respectively.
(2)$773 thousand of SBA—non-real estate excludes the guaranteed portion of $3.4 million as of September 30, 2023.

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

As of September 30, 2023, there were $3.8 million of collateral-dependent loans which are primarily secured by residential and commercial real estate, as well as equipment. The allowance for credit losses allocated to these loans as of September 30, 2023 was $14 thousand.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023, for which repayment is expected to be obtained through the sale of the underlying collateral.

($ in thousands)	Hotel / Motel	Gas Station	Single-Family Residential	Total
As of September 30, 2023
Commercial real estate	$739	$—	$—	$739
SBA—real estate(1)	422	351	—	773
Home mortgage	—	—	2,241	2,241
Total	$1,161	$351	$2,241	$3,753

(1)    Excludes guaranteed portion of SBA loans of $3.4 million as of September 30, 2023.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of September 30, 2023 and December 31, 2022:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total(1)
As of September 30, 2023
Commercial real estate	$—	$739	$739	$—	$739
SBA—real estate	398	421	819	—	819
SBA—non-real estate	163	—	163	—	163
Home mortgage	249	2,241	2,490	—	2,490
Total	$810	$3,401	$4,211	$—	$4,211
As of December 31, 2022
SBA—real estate			$423	$—	$423
SBA—non-real estate			657	442	1,099
C&I			279	—	279
Home mortgage			1,280	—	1,280
Total			$2,639	$442	$3,081

(1)     Excludes guaranteed portion of SBA loans of $5.2 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively.
Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively and individually evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of September 30, 2023 and December 31, 2022:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due(1)	Loans Not Past Due	Total(2)
As of September 30, 2023
Commercial real estate	$1,199	$739	$—	$1,938	$876,886	$878,824
SBA—real estate	1,668	499	398	2,565	223,014	225,579
SBA—non-real estate	—	6	162	168	14,407	14,575
C&I	789	—	—	789	123,843	124,632
Home mortgage	3,199	1,872	1,615	6,686	509,103	515,789
Consumer	—	—	—	—	126	126
Total	$6,855	$3,116	$2,175	$12,146	$1,747,379	$1,759,525
As of December 31, 2022
Commercial real estate	$—	$—	$—	$—	$842,208	$842,208
SBA—real estate	199	175	—	374	220,966	221,340
SBA—non-real estate	38	—	26	64	13,313	13,377
C&I	—	—	—	—	116,951	116,951
Home mortgage	1,707	1,522	342	3,571	479,378	482,949
Consumer	—	—	—	—	1,467	1,467
Total	$1,944	$1,697	$368	$4,009	$1,674,283	$1,678,292

(1)Excludes guaranteed portion of SBA loans of $5.1 million and $924 thousand as of September 30, 2023 and December 31, 2022, respectively..
(2)Excludes accrued interest receivables of $7.1 million and $6.4 million as of September 30, 2023 and December 31, 2022, respectively.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other than insignificant payment deferrals, other than insignificant term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. The disclosure below provide information on loan modification to borrowers experiencing financial difficulty. No charge-offs of previously modified loans were recorded for the three and nine months ended September 30, 2023.

The following table presents the amortized cost of modified loans and the financial effects of the modification as of September 30, 2023 by loan class and modification type:

				Financial Effects of Loan Modification
($ in thousands)	Interest Only	Total	Percentage to Each Loan Type	Weighted-Average Payment Deferral (in years)
As of September 30, 2023
SBA—non-real estate	$136	$136	0.93%	0.17
Total	$136	$136	0.93%

The Company tracks the performance of modified loans. A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received a modification during the three and nine months ended September 30, 2023 that subsequently defaulted.

The following table presents the performance of loans that were modified as of September 30, 2023 since the adoption of ASU 2022-02 on January 1, 2023:

($ in thousands)	Current	Total
As of September 30, 2023
SBA—non-real estate	$136	$136
Total	$136	$136

The Company had no additional commitments to lend to borrowers whose loans were modified as of September 30, 2023.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of September 30, 2023:

	September 30, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$86,002	$210,555	$155,300	$97,776	$142,549	$168,058	$13,454	$—	$873,694
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	739	—	—	—	4,391	—	—	5,130
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$86,002	$211,294	$155,300	$97,776	$142,549	$172,449	$13,454	$—	$878,824
Current period charge-offs	$—	$457	$—	$—	$91	$—	$—	$—	$548
SBA— real estate
Pass	$20,487	$47,043	$27,044	$25,778	$27,900	$67,077	$—	$—	$215,329
Special mention	—	1,783	—	—	940	928	—	—	3,651
Substandard	—	—	4,852	—	—	1,747	—	—	6,599
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$20,487	$48,826	$31,896	$25,778	$28,840	$69,752	$—	$—	$225,579
Current period charge-offs	$—	$—	$46	$—	$—	$—	$—	$—	$46
SBA—non-real estate
Pass	$4,306	$2,623	$240	$1,670	$982	$3,625	$—	$—	$13,446
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	640	—	—	—	377	—	—	1,017
Doubtful	—	—	—	—	—	112	—	—	112
Subtotal	$4,306	$3,263	$240	$1,670	$982	$4,114	$—	$—	$14,575
Current period charge-offs	$—	$—	$—	$—	$—	$34	$—	$—	$34
C&I
Pass	$11,996	$20,185	$25,264	$5,338	$4,235	$2,472	$53,954	$1,188	$124,632
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$11,996	$20,185	$25,264	$5,338	$4,235	$2,472	$53,954	$1,188	$124,632
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home mortgage
Pass	$62,587	$308,845	$80,092	$19,229	$9,335	$33,211	$—	$—	$513,299
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,241	249	—	—	—	—	—	2,490
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$62,587	$311,086	$80,341	$19,229	$9,335	$33,211	$—	$—	$515,789
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer

Pass	$13	$—	$—	$—	$102	$15	$(4)	$—	$126
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$13	$—	$—	$—	$102	$15	$(4)	$—	$126
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$185,391	$589,251	$287,940	$149,791	$185,103	$274,458	$67,404	$1,188	$1,740,526
Special mention	—	1,783	—	—	940	928	—	—	3,651
Substandard	—	3,620	5,101	—	—	6,515	—	—	15,236
Doubtful	—	—	—	—	—	112	—	—	112
Subtotal	$185,391	$594,654	$293,041	$149,791	$186,043	$282,013	$67,404	$1,188	$1,759,525
Current period charge-offs	$—	$457	$46	$—	$91	$34	$—	$—	$628

(1)Excludes accrued interest receivables of $7.1 million as of September 30, 2023.

The following table presents the loan portfolio's amortized cost by loan type and risk rating of as of December 31, 2022:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total(1)
As of December 31, 2022
Commercial real estate	$841,645	$563	$—	$—	$842,208
SBA—real estate	220,348	—	992	—	221,340
SBA—non-real estate	12,897	—	480	—	13,377
C&I	116,396	—	279	276	116,951
Home mortgage	481,669	—	1,280	—	482,949
Consumer	1,467	—	—	—	1,467
Total	$1,674,422	$563	$3,031	$276	$1,678,292

(1)Excludes accrued interest receivables of $6.4 million as of December 31, 2022.
Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Leasehold improvements	$9,013	$7,998
Furniture and fixtures	4,695	3,983
Equipment and others	3,514	3,288
Total premises and equipment	17,222	15,269
Accumulated depreciation	(11,844)	(10,869)
Total premises and equipment, net	$5,378	$4,400

Total depreciation expense included in occupancy and equipment expenses was $308 thousand and $349 thousand for the three months ended September 30, 2023 and 2022, respectively, and $975 thousand and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of September 30, 2023 and December 31, 2022.
The following table presents an analysis of the changes in activity for loan servicing assets during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
($ in thousands)	2023	2022	2023	2022
Beginning balance	$12,654	$12,341	$12,759	$12,720
Additions from loans sold with servicing retained	505	1,532	2,474	3,681
Amortized to expense	(1,228)	(984)	(3,302)	(3,512)
Ending balance	$11,931	$12,889	$11,931	$12,889

The fair value of the servicing assets was $17.0 million as of September 30, 2023, which was determined using discount rates ranging from 4.50% to 11.22% and prepayment speeds ranging from 12.60% to 13.20%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $17.3 million as of September 30, 2022, which was determined using discount rates ranging from 4.83% to 10.33% and prepayment speeds ranging from 13.00% to 13.30% depending on the stratification of the specific assets.
Note 6. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of September 30, 2023 and December 31, 2022 were $420.2 million and $356.2 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of September 30, 2023:

($ in thousands)
Remainder of 2023	$363,264
2024	465,871
2025	23,893
2026	17,345
2027 and thereafter	420
Total	$870,793

Deposits from principal officers, directors, and their affiliates as of September 30, 2023 and December 31, 2022 were $1.5 million and $810 thousand, respectively.
The Company had estimated uninsured deposits of $1.06 billion, or 58.2% of total deposits, and $1.14 billion, or 60.3% of total deposits, as of September 30, 2023 and December 31, 2022, respectively.

Note 7. Borrowing Arrangements
As of September 30, 2023, the Company had $95.0 million advances from FHLB with a weighted average interest rate of 4.54% and a weighted average remaining term of 1.2 years, compared to no borrowings as of December 31, 2022. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit as of both September 30, 2023 and December 31, 2022.

The Company had available borrowing capacity from the following institutions as of September 30, 2023:

($ in thousands)
FHLB	$375,874
Federal Reserve Bank	186,380
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$662,254

The Company has pledged approximately $1.37 billion and $1.24 billion of loans as collateral for these lines of credit as of September 30, 2023 and December 31, 2022, respectively.
Note 8. Income Taxes

The Company’s income tax expense was $1.9 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively, and $7.4 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively. The effective income tax rate was 27.1% and 28.9% for the three months ended September 30, 2023 and 2022, respectively, and 28.4% and 29.0% for the nine months ended September 30, 2023 and 2022, respectively.
The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2019 and for state taxing authorities for tax years prior to 2018.
There were no significant unrealized tax benefits recorded as of September 30, 2023 and 2022, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Loan commitments	$255,858	$265,110
Standby letter of credit	5,814	5,286
Commercial letter of credit	296	451
Total undisbursed credit related commitments	$261,968	$270,847

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Investments in low-income housing partnerships	$11,128	$12,212
Unfunded commitments to fund investments for low-income housing partnerships	7,185	8,748

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2039.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $361 thousands and $210 for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $584 thousand for the nine months ended September 30, 2023 and 2022, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $456 thousand and $418 thousand for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $738 thousand, respectively, for the nine months ended September 30, 2023 and 2022, respectively.
Note 10. Stock-Based Compensation
The Company has three stock-based compensation plans currently in effect as of September 30, 2023, as described further below. Total compensation cost that has been charged against earnings for these plans for the three months ended September 30, 2023 and 2022 was $323 thousand and $335 thousand, respectively, and $961 thousand and $858 thousand for the nine months ended September 30, 2023 and 2022, respectively.
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

A summary of the transactions under the 2005 Plan for the nine months ended September 30, 2023 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2023	30,000	$6.18	$149
Options granted	—	—
Options exercised	(30,000)	6.18
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2023	—	$—	$—
Fully vested and expected to vest	—	$—	$—
Vested	—	$—	$—

Information related to stock options exercised under the 2005 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Intrinsic value of options exercised	$86	$60	$86	$60
Cash received from option exercises	128	64	128	64
Tax benefit realized from option exercised	2	2	2	2

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

A summary of the stock options outstanding under the 2010 Plan for the nine months ended September 30, 2023 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2023	150,000	$8.00	$474
Options granted	—	—
Options exercised	(90,000)	8.00
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2023	60,000	$8.00	$69
Fully vested and expected to vest	60,000	$8.00	$69
Vested	60,000	$8.00	$69

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Intrinsic value of options exercised	$—	$—	$186	$—
Cash received from option exercises	—	—	720	$—
Tax provision realized from option exercised	—	—	(3)	$—

The weighted average remaining contractual term of stock options outstanding as of September 30, 2023 was 0.5 years. The weighted average remaining contractual term of stock options that were exercisable as of September 30, 2023 was 0.5 years.

A summary of the changes in the Company's non-vested restricted stock awards under the 2010 Plan for the nine months ended September 30, 2023 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2023	14,500	$8.66	$162
Awards granted	—	—
Awards vested	(4,500)	6.37
Awards forfeited	—	—
Non-vested, as of September 30, 2023	10,000	$9.69	$92

Information related to vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tax benefit realized from awards vested	$4	$—	$4	$—

As of September 30, 2023, the Company had approximately $23 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 1.1 years.
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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of September 30, 2023.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the nine months ended September 30, 2023 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2023	317,366	$11.60	$3,542
Awards granted	35,047	8.25
Awards vested	(66,062)	10.31
Awards forfeited	(7,500)	12.90
Non-vested, as of September 30, 2023	278,851	$11.45	$2,551

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Tax (provision) benefit realized from awards vested	$—	$—	$(34)	$12

There were 1,112,690 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of September 30, 2023. The Company had approximately $2.0 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of September 30, 2023. The Company expects to recognize these costs over a weighted average period of 1.9 years.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$43,361	$—	$43,361	$—
Residential collateralized mortgage obligations	142,871	—	142,871	—
Municipal securities - tax exempt	5,081	—	5,081	—
Other investments:
Mutual fund - CRA qualified	3,287	3,287	—	—
December 31, 2022
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$49,764	$—	$49,764	$—
Residential collateralized mortgage obligations	160,045	—	160,045	—
Other investments:
Mutual fund - CRA qualified	3,330	3,330	—	—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the three and nine months ended September 30, 2023 or 2022.
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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Collateral-dependent loans:
Commercial real estate	$739	$—	$—	$739
SBA—real estate	759	—	—	759
Home mortgage	2,241	—	—	2,241
Total	$3,739	$—	$—	$3,739
December 31, 2022
Impaired loans:
SBA—real estate	$423	$—	$—	$423
Total	$423	$—	$—	$423
Total

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Collateral-dependent loans:
SBA—real estate	$—	$5	$1	$15
Total	$—	$5	$1	$15

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of September 30, 2023 and December 31, 2022:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs(1)
September 30, 2023
Collateral-dependent loans:
Commercial real estate	$739	Income approach - income capitalization	Capitalization rate	6.5% to 9.9%	8.2%
SBA—real estate	759	Income approach - income capitalization	Capitalization rate	9.8% to 12.5%	11.0%
Home mortgage	2,241	Sales comparison approach	Market data comparison	0.5% to 15.1%	6.5%
December 31, 2022
Impaired loans:
SBA—real estate	$423	Income approach - income capitalization	Capitalization rate	11.5%	11.5%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2023 and December 31, 2022.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	September 30, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$105,740	$105,740	$—	$—	$105,740
Loans receivable, net	1,737,908	—	—	1,739,499	1,739,499
Accrued interest receivable, net	7,996	131	808	7,057	7,996
Other investments:
FHLB and PCBB stock	12,717	N/A	N/A	N/A	N/A
Time deposits placed	96	—	96	—	96
Servicing assets	11,931	—	—	16,978	16,978
Financial liabilities:
Deposits	1,825,171	—	1,823,429	—	1,823,429
FHLB advances	95,000	—	94,050	—	94,050
Accrued interest payable	13,552	—	13,552	—	13,552

	December 31, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$82,972	$82,972	$—	$—	$82,972
Loans held for sale	44,335	—	47,217	—	47,217
Loans receivable, net	1,659,051	—	—	1,626,036	1,626,036
Accrued interest receivable, net	7,180	51	716	6,413	7,180
Other investments:
FHLB and PCBB stock	8,673	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,759	—	—	16,845	16,845
Financial liabilities:
Deposits	1,885,771	—	1,880,508	—	1,880,508
Accrued interest payable	2,771	—	2,771	—	2,771

Note 12. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of September 30, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	September 30, 2023
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$227,275	13.31%	N/A	N/A	N/A	N/A
Bank	225,386	13.20	$136,568	8.00%	$170,711	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	206,350	12.09	N/A	N/A	N/A	N/A
Bank	204,461	11.98	102,426	6.00	136,568	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	206,350	12.09	N/A	N/A	N/A	N/A
Bank	204,461	11.98	76,820	4.50	110,962	6.50
Tier 1 capital (to average assets)
Consolidated	206,350	9.63	N/A	N/A	N/A	N/A
Bank	204,461	9.55	85,675	4.00	107,093	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2022
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$213,862	13.06%	N/A	N/A	N/A	N/A
Bank	211,981	12.94	$131,020	8.00%	$163,775	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A
Bank	192,477	11.75	98,265	6.00	131,020	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A
Bank	192,477	11.75	73,699	4.50	106,454	6.50
Tier 1 capital (to average assets)
Consolidated	194,358	9.38	N/A	N/A	N/A	N/A
Bank	192,477	9.29	82,836	4.00	103,545	5.00

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2023	2022	2023	2022
Basic
Net income	$5,121	$8,650	$18,746	$25,282
Distributed and undistributed earnings allocated to participating securities	(96)	(188)	(379)	(532)
Net income allocated to common shares	$5,025	$8,462	$18,367	$24,750
Weighted average common shares outstanding	15,131,587	15,195,826	15,149,203	15,158,749
Basic earnings per common share	$0.33	$0.56	$1.21	$1.63
Diluted
Net income allocated to common shares	$5,025	$8,462	$18,367	$24,750
Weighted average common shares outstanding for basic earnings per common share	15,131,587	15,195,826	15,149,203	15,158,749
Add: Dilutive effects of assumed exercises of stock options	8,990	79,330	51,409	87,596
Average shares and dilutive potential common shares	15,140,577	15,275,156	15,200,612	15,246,345
Diluted earnings per common share	$0.33	$0.55	$1.21	$1.62

No share of common stock was antidilutive for the three and nine months ended September 30, 2023 and 2022.

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
Our results of operations depend primarily on our net interest income. We drive our income from interest received on our loan portfolio and the fee income we receive in connection with our deposits, and the sale and service of SBA loans. Our major operating expenses are the interest we pay on deposits, the salaries and related benefits we pay our management and staff, and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate eight branches in Los Angeles County and Orange County, California, one branch in Santa Clara County, California, one branch in Carrollton, Texas and one branch in Las Vegas, Nevada. We have four loan production offices in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, and Lynnwood, Washington.

We adopted Accounting Standards Update (“ASU”) 2016-13, which replaced the current incurred loss accounting model with the Current Expected Credit Losses approach. The adoption of this ASU increased the allowance for credit losses by $1.9 million and allowance for off-balance sheet commitments by $184 thousand and recorded a deferred tax assets of $624 thousand and decrease to opening retained earnings of $1.5 million on January 1, 2023.

Banking Economy and Recent Developments

Beginning in late 2021, the Federal Reserve Board Open Markets Committee, which strives to manage benchmark interest rates in the United States, began a series of upward adjustments to the “discount rate” for short-term borrowings in response to perceived increases in inflationary pressures. Financial institutions and markets promptly followed these adjustments, significantly increasing interest rate pricing on loans and deposits. While such adjustments are commonplace and tend to affect the banking industry as a whole, the pace and degree of these adjustments were nearly unprecedented, resulting in banks, including the Bank, experiencing substantial pressure on multiple fronts. In particular, banks were forced to increase interest rates paid on deposits in order to meet competitive pressures from other financial institutions, as well as from treasury securities and other investment opportunities that offered greater earning capabilities for those customers. These increases correspondingly increased the Bank’s cost of funds and exerted downward pressure on our net interest margins.

The increases in market interest rates also were reflected in loan pricing, which had multiple effects, including a reduction in borrowing (and thus a reduction in interest paid to banks) by customers that had the ability to avoid or defer additional indebtedness, a decline in the origination of new loans, and an increase in credit risk as borrowers who faced rising interest rates found it more difficult to comply with their loan obligations. The combination of these factors has exerted downward pressure on our fee income, the volume of our interest-earning assets and our net interest income.

Lastly, as a result of the prolonged low-interest-rate environment that had prevailed for years prior to the more recent market rate increases, the Bank, like most other financial institutions, had invested in treasury securities and other relatively low-yielding but stable instruments as a means to preserve liquidity, accepting the lower returns as a trade-off for a perceived lower risk profile. However, the rapidity of the Federal Reserve’s rate increases resulted in a dramatic loss of value for bonds that were paying at lower interest rates as investors eschewed those investments for higher-yielding fixed- and adjustable-rate debt securities. These forces even resulted in the closure of three large U.S. banks, including two banks with extensive operations in our market area, when customers alarmed at the apparent instability in the banking sector quickly demanded a return of their deposits at a time when banks were confronting substantial challenges.

The following significant items are of note as of or for the periods presented:
As of September 30, 2023 compared to as of December 31, 2022
•Total assets were $2.14 billion, an increase of $48.2 million, or 2.3%, from $2.09 billion.
•Gross loans were $1.76 billion, an increase of $81.2 million, or 4.8%, from $1.68 billion.
•Total deposits were $1.83 billion, a decrease of $60.6 million, or 3.2%, from $1.89 billion.
•Shareholders’ equity was $184.3 million, an increase of $7.4 million, or 4.2%, from $176.9 million.
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
•Net interest income decreased to $17.3 million, a decrease of $3.0 million, or 14.9%, from $20.3 million.
•Net income was $5.1 million or $0.33 per diluted common share, a decrease of $3.5 million, or 40.8%, from $8.7 million or $0.55 per diluted common share.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
•Net interest income decreased to $52.5 million, a decrease of $4.3 million, or 7.5%, from $56.7 million.
•Net income was $18.7 million or $1.21 per diluted common share, a decrease of $6.5 million, or 25.9%, from $25.3 million or $1.62 per diluted common share.

SELECTED FINANCIAL DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2023	2022	2023	2022
Income Statement Data:
Interest income	$31,186	$23,234	$89,882	$61,326
Interest expense	13,873	2,890	37,425	4,613
Net interest income	17,313	20,344	52,457	56,713
Provision for credit losses	1,359	662	1,021	1,999
Noninterest income	2,601	4,821	10,501	14,396
Noninterest expense	11,535	12,338	35,743	33,503
Income before income taxes	7,020	12,165	26,194	35,607
Income tax expense	1,899	3,515	7,448	10,325
Net income	5,121	8,650	18,746	25,282
Per Share Data:
Basic income per share	$0.33	$0.56	$1.21	$1.63
Diluted income per share	0.33	0.55	1.21	1.62
Book value per share	12.17	11.19	12.17	11.19
Shares of common stock outstanding	15,149,203	15,199,840	15,149,203	15,199,840
Performance Ratios:
Return on average assets(1)	0.96%	1.77%	1.18%	1.80%
Return on average equity(1)	11.07	19.91	13.69	19.91
Yield on total loans(1)	6.45	5.36	6.30	5.05
Yield on average earning assets(1)	6.08	4.92	5.91	4.56
Cost of average interest-bearing liabilities(1)	4.23	1.21	3.94	0.71
Cost of deposits(1)	2.83	0.65	2.57	0.37
Net interest margin(1)	3.38	4.31	3.45	4.22
Efficiency ratio(2)	57.92	49.03	56.77	47.11

(1)    Annualized
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

	As of
($ in thousands)	September 30, 2023	December 31, 2022
Balance Sheet Data:
Gross loans receivable	$1,759,525	$1,678,292
Loans held for sale	—	44,335
Allowance for credit losses	(21,617)	(19,241)
Total assets	2,142,675	2,094,497
Deposits	1,825,171	1,885,771
Shareholders’ equity	184,307	176,916
Asset Quality Data:
Nonperforming loans to gross loans receivable	0.24%	0.18%
Allowance for credit losses to nonperforming loans	513	625
Allowance for credit losses to gross loans receivable	1.23	1.15
Balance Sheet and Capital Ratios:
Gross loans receivable to deposits	96.40%	89.00%
Noninterest-bearing deposits to deposits	33.18	37.20
Average equity to average total assets	8.72	8.88
Leverage ratio	9.63	9.38
Common equity tier 1 ratio	12.09	11.87
Tier 1 risk-based capital ratio	12.09	11.87
Total risk-based capital ratio	13.31	13.06

RESULTS OF OPERATIONS
Net Income

We reported net income for the three months ended September 30, 2023 of $5.1 million, a decrease of $3.5 million, or 40.8%, compared to net income of $8.7 million for the same period of 2022. The decrease was primarily due to a $3.0 million decrease in net interest income, a $2.2 million decrease in noninterest income and a $697 thousand increase in provision for credit losses, offset by a $1.6 million decrease in income tax expense and a $803 thousand decrease in noninterest expense.

	Three Months Ended September 30,
($ in thousands)	2023	2022	Change
Interest income	$31,186	$23,234	$7,952
Interest expense	13,873	2,890	10,983
Net interest income	17,313	20,344	(3,031)
Provision for credit losses	1,359	662	697
Noninterest income	2,601	4,821	(2,220)
Noninterest expense	11,535	12,338	(803)
Income before income tax expense	7,020	12,165	(5,145)
Income tax expense	1,899	3,515	(1,616)
Net income	$5,121	$8,650	$(3,529)

We reported net income for the nine months ended September 30, 2023 of $18.7 million, a decrease of $6.5 million, or 25.9%, compared to net income of $25.3 million for the same period of 2022. The decrease was primarily due to a $4.3 million decrease in net interest income, a $3.9 million decrease in noninterest income and a $2.2 million increase in noninterest expense, offset by a $2.9 million decrease income tax expense and a $1.0 million decrease in provision for credit losses.

	Nine Months Ended September 30,
($ in thousands)	2023	2022	Change
Interest income	$89,882	$61,326	$28,556
Interest expense	37,425	4,613	32,812
Net interest income	52,457	56,713	(4,256)
Provision for credit losses	1,021	1,999	(978)
Noninterest income	10,501	14,396	(3,895)
Noninterest expense	35,743	33,503	2,240
Income before income tax expense	26,194	35,607	(9,413)
Income tax expense	7,448	10,325	(2,877)
Net income	$18,746	$25,282	$(6,536)

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

	Three Months Ended September 30,
	2023			2022
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate(1)	Average Balance	Interest and Fees	Yield / Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$82,752	$1,116	5.28%	$75,599	$427	2.21%
Federal funds sold and other investments(2)	16,176	301	7.44	12,221	146	4.78
Available-for-sale debt securities	199,205	1,519	3.05	172,696	881	2.04
Total investments	298,133	2,936	3.91	260,516	1,454	2.23
Commercial real estate loans	856,911	12,207	5.65	810,158	10,144	4.97
SBA loans	248,960	7,303	11.64	286,903	5,850	8.09
Commercial and industrial loans	117,578	2,340	7.90	140,098	1,952	5.53
Home mortgage loans	516,465	6,393	4.95	375,804	3,820	4.07
Consumer & other loans	274	7	10.01	1,037	14	4.88
Loans(3)	1,740,188	28,250	6.45	1,614,000	21,780	5.36
Total interest-earning assets	2,038,321	31,186	6.08	1,874,516	23,234	4.92
Noninterest-earning assets	84,580			83,398
Total assets	$2,122,901			$1,957,914

Interest-bearing liabilities:
Money market deposits and others	$352,424	$3,487	3.93%	$502,166	$1,506	1.19%
Time deposits	869,675	9,519	4.34	445,271	1,383	1.23
Total interest-bearing deposits	1,222,099	13,006	4.22	947,437	2,889	1.21
Borrowings	79,891	867	4.31	130	1	—
Total interest-bearing liabilities	1,301,990	13,873	4.23	947,567	2,890	1.21
Noninterest-bearing liabilities:
Noninterest-bearing deposits	599,262			806,289
Other noninterest-bearing liabilities	36,620			30,258
Total noninterest-bearing liabilities	635,882			836,547
Shareholders’ equity	185,029			173,800
Total liabilities and shareholders’ equity	$2,122,901			$1,957,914
Net interest income / interest rate spreads		$17,313	1.85%		$20,344	3.71%
Net interest margin			3.38%			4.31%

Cost of deposits			2.83%			0.65%
Cost of funds			2.90%			0.65%

(1)Annualized
(2)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.

(3)Average loan balances include non-accrual loans and loans held for sale.

	Nine Months Ended September 30,
	2023			2022
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate(1)	Average Balance	Interest and Fees	Yield / Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$78,736	$2,965	4.97%	$80,659	$665	1.09%
Federal funds sold and other investments(1)	14,575	721	6.59	11,720	402	4.59
Available-for-sale debt securities	206,448	4,647	3.00	165,094	2,114	1.71
Total investments	299,759	8,333	3.69	257,473	3,181	1.65
Commercial real estate loans	845,340	35,208	5.57	757,950	26,689	4.71
SBA loans	262,130	21,459	10.94	332,659	17,392	6.99
Commercial and industrial loans	117,850	6,772	7.68	152,189	5,300	4.66
Home mortgage loans	504,188	18,070	4.78	296,331	8,731	3.93
Consumer & other loans	994	40	5.40	866	33	5.04
Loans(2)	1,730,502	81,549	6.30	1,539,995	58,145	5.05
Total interest-earning assets	2,030,261	89,882	5.91	1,797,468	61,326	4.56
Noninterest-earning assets	84,044			73,410
Total assets	$2,114,305			$1,870,878

Interest-bearing liabilities:
Money market deposits and others	$373,041	$9,837	3.53%	$461,821	$2,260	0.65%
Time deposits	833,603	25,471	4.09	403,242	2,352	0.78
Total interest-bearing deposits	1,206,644	35,308	4.91	865,063	4,612	0.71
Borrowings	63,078	2,117	4.49	44	1	3.00
Total interest-bearing liabilities	1,269,722	37,425	3.94	865,107	4,613	0.71
Noninterest-bearing liabilities:
Noninterest-bearing deposits	628,569			811,263
Other noninterest-bearing liabilities	33,377			25,213
Total noninterest-bearing liabilities	661,946			836,476
Shareholders’ equity	182,637			169,295
Total liabilities and shareholders’ equity	$2,114,305			$1,870,878
Net interest income / interest rate spreads		$52,457	1.97%		$56,713	3.85%
Net interest margin			3.45%			4.22%

Cost of deposits			2.57%			0.37%
Cost of funds			2.64%			0.37%

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

	Three Months Ended September 30,
	2023 vs 2022
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$68	$621	$689
Federal funds sold and other investments	74	81	155
Available-for-sale debt securities	173	465	638
Total investments	315	1,167	1,482
Commercial real estate loans	626	1,437	2,063
SBA loans	(1,060)	2,513	1,453
Commercial and industrial loans	(429)	817	388
Home mortgage loans	1,654	919	2,573
Consumer & other loans	(15)	8	(7)
Total loans	776	5,694	6,470
Total interest-earning assets	1,091	6,861	7,952
Interest-bearing liabilities:
Money market deposits and others	(902)	2,883	1,981
Time deposits	3,304	4,832	8,136
Total interest-bearing deposits	2,402	7,715	10,117
Borrowings	734	132	866
Total interest-bearing liabilities	3,136	7,847	10,983
Net interest income	$(2,045)	$(986)	$(3,031)

	Nine Months Ended September 30,
	2023 vs 2022
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(44)	$2,344	$2,300
Federal funds sold and other investments	154	165	319
Available-for-sale debt securities	738	1,795	2,533
Total investments	848	4,304	5,152
Commercial real estate loans	3,358	5,161	8,519
SBA loans	(4,608)	8,675	4,067
Commercial and industrial loans	(1,777)	3,249	1,472
Home mortgage loans	6,949	2,390	9,339
Consumer & other loans	5	2	7
Total loans	3,927	19,477	23,404
Total interest-earning assets	4,775	23,781	28,556
Interest-bearing liabilities:
Money market deposits and others	(456)	8,033	7,577
Time deposits	8,170	14,949	23,119
Total interest-bearing deposits	7,714	22,982	30,696
Borrowings	1,765	351	2,116
Total interest-bearing liabilities	9,479	23,333	32,812
Net interest income	$(4,704)	$448	$(4,256)

Comparison for the Three Months Ended September 30, 2023 and 2022

Net interest income decreased $3.0 million, or 14.9%, primarily due to higher interest expense on deposits, partially offset by higher interest income on loans. Net interest margin was 3.38%, a decrease of 93 basis points from 4.31%.

A $10.1 million increase in interest expense on deposits was primarily due to a $274.7 million increase in average balance and a 301 basis point increase in average cost driven by the Federal Reserve’s rate increases.

A $6.5 million increase in interest income on loans was primarily due to a $126.2 million increase in average balance and a 109 basis point increase in loan yield as a result of the Federal Reserve’s rate increases.
Comparison for the Nine Months Ended September 30, 2023 and 2022
Net interest income decreased $4.3 million, or 7.5%, primarily due to higher interest expense on deposits, partially offset by higher interest income on loans. Net interest margin was 3.45%, a decrease of 77 basis points from 4.22%.

A $30.7 million increase in interest expense on deposits was primarily due to a $341.6 million increase in average balance and a 420 basis point increase in average cost driven by the Federal Reserve’s rate increases.

A $23.4 million increase in interest income on loans was primarily due to a $190.5 million increase in average balance and a 125 basis point increase in loan yield as a result of the Federal Reserve’s rate increases.

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
The provision for credit losses of $1.4 million for the three months ended September 30, 2023 was composed of a $488 thousand in net charge-offs, a $356 thousand increase from loan balance and historical loss factor changes, and a $575 thousand increase in qualitative factor adjustments in the third quarter of 2023. The provision for credit losses was $662 thousand for the same period of 2022.
The provision for credit losses of $1.0 million for the nine months ended September 30, 2023 was composed of a $593 thousand in net charge-offs, a $692 thousand increase in qualitative factor adjustments in 2023, partially offset by a $250 thousand decrease on individually evaluated loans. The provision for credit losses was $2.0 million for the same period of 2022.
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
Comparison for the Three Months Ended September 30, 2023 and 2022
The following table sets forth the various components of our noninterest income for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposits	$575	$454	$121	26.7%
Loan servicing fees, net of amortization	468	610	(142)	(23.3)
Gain on sale of loans	1,179	3,490	(2,311)	(66.2)
Other income	379	267	112	41.9
Total noninterest income	$2,601	$4,821	$(2,220)	(46.0)%

Noninterest income for the three months ended September 30, 2023 was $2.6 million, a decrease of $2.2 million, or 46.0%, compared to $4.8 million for the same period of 2022, primarily due to a decrease of 2.3 million in gain on sale of loans.
Gain on sale of loans was $1.2 million for the three months ended September 30, 2023, compared to $3.5 million for the same period of 2022, a decrease of $2.3 million or 66.2%. The decrease was primarily due to a lower SBA loans sold amount and a lower average sales premium. We sold $23.4 million of SBA loans with an average premium of 6.50% for the three months ended September 30, 2023, compared to a sale of $59.3 million of SBA loans with an average premium of 6.67% in the same period of 2022.

Comparison for the Nine Months Ended 2023 and 2022
The following table sets forth the various components of our noninterest income for the Nine Months Ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposit	$1,566	$1,269	$297	23.4%
Loan servicing fees, net of amortization	1,909	1,711	198	11.6
Gain on sale of loans	5,847	10,601	(4,754)	(44.8)
Other income	1,179	815	364	44.7
Total noninterest income	$10,501	$14,396	$(3,895)	(27.1)%

Noninterest income for the nine months ended September 30, 2023 was $10.5 million, a decrease of $3.9 million, or 27.1%, compared to $14.4 million for the same period of 2022, primarily due to a decrease of $4.8 million in gain on sale of loans, partially offset by increases $364 thousand in other income.
Gain on sale of loans was $5.8 million for the nine months ended September 30, 2023, compared to $10.6 million for the same period of 2022, a decrease of $4.8 million or 44.8%. The decrease was primarily due to a lower average sales premium and a lower SBA loans sold amount. We sold $104.8 million of SBA loans with an average premium of 6.91% for the nine months ended September 30, 2023, compared to a sale of $149.7 million of SBA loans with an average premium of 7.73% in the same period of 2022.
Other income was $1.2 million, an increase of $364 thousand from $815 thousand, primarily due to a $330 thousand decrease in holding loss on equity investment.
Noninterest Expense
Comparison for the Three Months Ended September 30, 2023 and 2022
The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,014	$7,343	$(329)	(4.5)%
Occupancy and equipment	1,706	1,537	169	11.0
Data processing and communication	369	586	(217)	(37.0)
Professional fees	440	602	(162)	(26.9)
FDIC insurance and regulatory assessments	333	238	95	39.9
Promotion and advertising	207	177	30	16.9
Directors' fees	164	170	(6)	(3.5)
Foundation donation and other contributions	529	875	(346)	(39.5)
Other expenses	773	810	(37)	(4.6)
Total noninterest expense	$11,535	$12,338	$(803)	(6.5)%

Noninterest expense for the three months ended September 30, 2023 was $11.5 million, compared with $12.3 million for the same period of 2022, a decrease of $803 thousand or 6.5%, primarily due to lower foundation donation and other contributions, salaries and employee benefits, and data processing and communication.

Foundation donations and other contributions for the three months ended September 30, 2023 was $529 thousand, compared to $875 thousand, a decrease of $346 thousand, of 39.5%. The decrease was primarily due to lower donation accruals for Open Stewardship as a result of lower net income.
Salaries and employee benefits for the three months ended September 30, 2023 was $7.0 million, compared to $7.3 million for the same period of 2022, a decrease of $329 thousand, or 4.5%. The decrease was primarily due to a lower accrual on employee incentives.
Data processing and communication for the three months ended September 30, 2023 was $369 thousand, compared to $586 thousand, a decrease of $217 thousand, or 37.0%. The decrease was primarily due to an accrual adjustment for a credit received on data processing fees.
Comparison for the Nine Months Ended 2023 and 2022

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$21,947	$20,109	$1,838	9.1%
Occupancy and equipment	4,874	4,404	470	10.7
Data processing and communication	1,465	1,571	(106)	(6.7)
Professional fees	1,180	1,290	(110)	(8.5)
FDIC insurance and regulatory assessments	1,220	637	583	91.5
Promotion and advertising	528	531	(3)	(0.6)
Directors' fees	535	537	(2)	(0.4)
Foundation donation and other contributions	1,876	2,542	(666)	(26.2)
Other expenses	2,118	1,882	236	12.5
Total noninterest expense	$35,743	$33,503	$2,240	6.7%

Noninterest expense for the nine months ended September 30, 2023 was $35.7 million, compared with $33.5 million for the same period of 2022, an increase of $2.2 million or 6.7%, primarily due to a higher salaries and employee benefits, FDIC insurance and regulatory assessments, and occupancy and equipment, partially offset by a lower foundation donation and other contributions.
Salaries and employee benefits for the nine months ended September 30, 2023 was $21.9 million, compared to $20.1 million for the same period of 2022, an increase of $1.8 million, or 9.1%. The increase was primarily due to a $1.0 million increase from 20 additional full-time employees to support our continued growth and a $656 thousand decrease in loan origination costs as a result of lower loan originations.
FDIC insurance and regulatory assessments for the nine months ended September 30, 2023 was $1.2 million, compared to $637 thousand, an increase of $583 thousand, or 91.5%. The increase was primarily due to our deposit growth from the same period of 2022 and increases in FDIC assessment fees in 2023.
Occupancy and equipment for the nine months ended September 30, 2023 was $4.9 million, compared to $4.4 million for the same period of 2022, an increase of $470 thousand, or 10.7%. The increase was primarily due to increases in leasehold improvements and equipment expense accrual adjustments.
Foundation donations and other contributions for the nine months ended September 30, 2023 was $1.9 million, compared to $2.5 million, a decrease of $666 thousand, or 26.2%. The decrease was primarily due to lower donation accruals for Open Stewardship as a result of lower net income.

Income Tax Expense
Income tax expense was $1.9 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively. Effective tax rates were 27.1% and 28.9% for the three months ended September 30, 2023 and 2022, respectively. Income tax expense was $7.4 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively. Effective tax rates were 28.4% and 29.0% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily due to adjustments for differences between the prior year tax provision and the final tax returns that were applied in the third quarter of 2023.

After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets as of September 30, 2023 will be fully realized in future years.

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
All securities in our investment portfolio were classified as available-for-sale as of September 30, 2023. There were no held-to-maturity or trading securities in our investment portfolio as of September 30, 2023. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities and tax-exempt municipal securities.
Available-for-sale debt securities decreased $18.5 million, or 8.8%, to $191.3 million at September 30, 2023 from $209.8 million at December 31, 2022, primarily due to principal paydowns of 18.9 million, mainly offset by purchases of $5.6 million in tax exempt municipal securities for the nine months ended September 30, 2023. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of September 30, 2023 and December 31, 2022.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented:

	September 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$49,819	$43,361	$(6,458)	$55,189	$49,764	$(5,425)
Residential collateralized mortgage obligations	166,195	142,871	(23,324)	179,953	160,045	(19,908)
Municipal securities - tax exempt	5,701	5,081	(620)	—	—	—
Total available-for-sale debt securities	$221,715	$191,313	$(30,402)	$235,142	$209,809	$(25,333)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, we expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, we did not record allowance for credit losses on January 1, 2023 and does not have allowance for credit losses as of September 30, 2023.
The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$1,222	2.17%	$692	2.37%	$47,905	2.25%
Residential collateralized mortgage obligations	—	—	284	1.82	2,859	1.45	163,052	2.81
Municipal securities - tax exempt	—	—	—	—	—	—	5,701	5.13
Total available-for-sale debt securities	$—	—%	$1,506	2.11%	$3,551	1.63%	$216,658	2.75%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	September 30, 2023		December 31, 2022
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$878,824	50.0%	$842,208	50.1%
SBA—real estate	225,579	12.8	221,340	13.2
SBA—non-real estate	14,575	0.8	13,377	0.8
Commercial and industrial	124,632	7.1	116,951	7.0
Home mortgage	515,789	29.3	482,949	28.8
Consumer	126	—	1,467	0.1
Gross loans receivable	1,759,525	100.0%	1,678,292	100.0%
Allowance for credit losses	(21,617)		(19,241)
Loans receivable, net(1)	$1,737,908		$1,659,051

(1)     Includes net deferred loan costs(fees) and unamortized premiums(unaccreted discounts) of $314 thousand and $160 thousand as of September 30, 2023 and December 31, 2022, respectively.
Gross loans increased $81.2 million, or 4.8%, to $1.76 billion as of September 30, 2023, compared to $1.68 billion as of December 31, 2022. The increase was primarily attributable to new loan production of $277.6 million, partially offset by loan payoffs and paydowns of $170.3 million.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$52,161	$64,183	$403,477	$87,637	$228,324	$43,042	$878,824
SBA—real estate	—	—	—	27	—	225,552	225,579
SBA—non- real estate	—	139	1	3,524	—	10,911	14,575
Commercial and industrial	25,688	26,661	8,681	22,020	24,976	16,606	124,632
Home mortgage	—	—	—	—	493,391	22,398	515,789
Consumer	—	126	—	—	—	—	126
Gross loans	$77,849	$91,109	$412,159	$113,208	$746,691	$318,509	$1,759,525

	December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$27,735	$33,894	$387,902	$116,088	$248,812	$27,777	$842,208
SBA—real estate	—	—	—	34	—	221,306	221,340
SBA—non- real estate	—	75	442	3,964	—	8,896	13,377
Commercial and industrial	8,905	27,917	1,611	28,082	31,185	19,251	116,951
Home mortgage	—	—	—	—	465,749	17,200	482,949
Consumer	—	1,136	—	331	—	—	1,467
Gross loans	$36,640	$63,022	$389,955	$148,499	$745,746	$294,430	$1,678,292

Our loan portfolio is concentrated in commercial real estate, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 92.1% of our gross loans were secured by real property as of September 30, 2023, compared to 92.1% as of December 31, 2022.
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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $878.8 million at September 30, 2023 compared to $842.2 million at December 31, 2022. During the nine months ended September 30, 2023, we originated $87.4 million of commercial real estate loans. As of September 30, 2023, approximately 77.8% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of September 30, 2023, our average loan to value for commercial real estate loans was 49.8%.
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

As of September 30, 2023, our SBA portfolio totaled $240.2 million, compared to $234.7 million as of December 31, 2022. We originated $89.6 million for the nine months ended September 30, 2023. We sold SBA loans of $104.8 million with a 6.91% average premium during the nine months ended September 30, 2023.
From our total SBA loan portfolio, $225.6 million is secured by real estate and $14.6 million is unsecured or secured by business assets as of September 30, 2023.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $124.6 million as of September 30, 2023, compared to $117.0 million as of December 31, 2022. We originated $48.0 million for the nine months ended September 30, 2023.
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
Home mortgage loans totaled $515.8 million as of September 30, 2023, compared to $482.9 million as of December 31, 2022. For the nine months ended September 30, 2023, we originated $52.5 million of home mortgage loans and purchased $21.9 million of home mortgage loans from third party mortgage originators.
Loan Servicing

As of September 30, 2023 and December 31, 2022, we serviced $706.9 million and $707.1 million, respectively, of SBA and USDA loans for others. Activity for loan servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Beginning balance	$12,654	$12,341	$12,759	$12,720
Additions from loans sold with servicing retained	505	1,532	2,474	3,681
Amortized to expense	(1,228)	(984)	(3,302)	(3,512)
Ending balance	$11,931	$12,889	$11,931	$12,889

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
The adoption of this ASU increased the allowance for credit losses by $1.9 million and allowance for off-balance sheet commitments by $184 thousand. We also recorded a deferred tax assets of $624 thousand and decrease to opening retained earnings of $1.5 million on January 1, 2023. The increase to allowance for credit losses was primarily longer duration of home mortgage loans, offset primarily by shorter duration of commercial and industrial loans. We did not record an allowance for credit losses on our available-for-sale debt securities as a result of this adoption. Disclosures for periods after January 1, 2023 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies.

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

For loans that do not share similar risk characteristics such as nonaccrual loans above $250 thousand, we evaluate these loans on an individual basis in accordance with ASC 326. Such nonaccrual loans are considered to have different risk profiles than performing loans and are therefore evaluated individually. We elected to collectively assess nonaccrual loans with balances below $250 thousand along with the performing and accrual loans, in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. For individually assessed loans, the allowance for credit losses is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; or 2) the fair value of the collateral, if the loan is collateral-dependent. For the collateral-dependent loans, we obtain a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, we obtain updated appraisals every twelve months from a qualified independent appraiser. If the fair value of the collateral is less than the amortized balance of the loan, we recognize an allowance for credit losses with a corresponding charge to the provision for credit losses.

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

As of September 30, 2023, there were $3.8 million of collateral-dependent loans which are primarily secured by residential and commercial real estate, as well as equipment. The allowance for credit losses allocated to these loans as of September 30, 2023 was $14 thousand.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023, for which repayment is expected to be obtained through the sale of the underlying collateral.

($ in thousands)	Hotel / Motel	Gas Station	Single-Family Residential	Total
As of September 30, 2023
Commercial real estate	$739	$—	$—	$739
SBA—real estate(1)	422	351	—	773
Home mortgage	—	—	2,241	2,241
Total	$1,161	$351	$2,241	$3,753

(1)    Excludes guaranteed portion of SBA loans of $3.4 million as of September 30, 2023.

We maintain a separate allowance for credit losses for off-balance sheet commitments. We use an estimated funding rate to allocate an allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn lines of credit can potentially become drawn at any point. The funding rate is determined based on a look-back period of 8 quarters. Credit loss is not estimated for off-balance sheet commitments that are unconditionally cancellable by us.
The allowance for credit losses was $21.6 million as of September 30, 2023, compared to $19.2 million as of December 31, 2022. $1.4 million provision of credit losses was recorded for the three months ended September 30, 2023, compared to provision for credit losses of $662 thousand for the same period in 2022.
Analysis of the Allowance for Credit Losses

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs, by category, for the three months ended September 30, 2023 and 2022:

	As of and for the Three Months Ended September 30,
	2023				2022
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$6,784	$1,171	$(457)	$7,498	$7,743	$(895)	$—	$6,848
SBA—real estate	1,218	34	(35)	1,217	1,800	(261)	—	1,539
SBA—non- real estate	55	91	4	150	135	7	5	147
Commercial and industrial	1,270	(115)	—	1,155	2,102	291	—	2,393
Home mortgage	11,472	125	—	11,597	5,913	1,521	—	7,434
Consumer	3	(3)	$—	—	9	(1)	—	8
Total	$20,802	$1,303	$(488)	$21,617	$17,702	$662	$5	$18,369
Gross loans(1)				$1,759,525				$1,618,018
Average loans(1)				$1,740,188				$1,561,374
Net (charge-offs) recoveries to average gross loans(2)				(0.11)%				0.00%
Allowance for credit losses to gross loans				1.23%				1.14%

(1)Excludes loans held for sale.
(2)Annualized.

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs, by category, for the nine months ended September 30, 2023 and 2022:

	As of and for the Nine Months Ended September 30,
	2023					2022
($ in thousands)	Beginning	Impact of CECL Adoption	(Reversal) Provision	Net (Charge-offs) Recoveries	Ending	Beginning	(Reversal) Provision	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$6,951	$875	$220	$(548)	$7,498	$8,150	$(1,302)	$—	$6,848
SBA—real estate	1,607	(238)	(106)	(46)	1,217	2,022	(476)	(7)	1,539
SBA—non- real estate	207	(142)	84	1	150	199	(100)	48	147
Commercial and industrial	1,643	(320)	(168)	—	1,155	2,848	(455)	—	2,393
Home mortgage	8,826	1,753	1,018	—	11,597	2,891	4,543	—	7,434
Consumer	7	(4)	(3)	$—	—	13	(6)	1	8
Total	$19,241	$1,924	$1,045	$(593)	$21,617	$16,123	$2,204	$42	$18,369
Gross loans(1)					$1,759,525				$1,618,018
Average loans(1)					$1,730,502				$1,458,410
Net (charge-offs) recoveries to average gross loans(2)					(0.05)%				(0.01)%
Allowance for credit losses to gross loans					1.23%				1.14%

(1)Excludes loans held for sale.
(2)Annualized.

The following table presents an allocation of the allowance for credit losses by portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$7,498	34.7%	$6,951	36.1%
SBA—real estate	1,217	5.6	1,607	8.4
SBA—non- real estate	150	0.7	207	1.1
Commercial and industrial	1,155	5.3	1,643	8.5
Home mortgage	11,597	53.7	8,826	45.9
Consumer	—	—	7	—
Total	$21,617	100.0%	$19,241	100.0%

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

Nonperforming loans were $4.2 million at September 30, 2023, compared to $2.0 million at December 31, 2022. Nonperforming loans excluded the guaranteed portion of SBA loans of $5.2 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO as of September 30, 2023 and December 31, 2022.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$4,211	$2,034
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans(1)	4,211	2,034
OREO	—	—
Total nonperforming assets	$4,211	$2,034
Nonperforming loans to gross loans	0.24%	0.12%
Nonperforming assets to total assets	0.20%	0.10%
Allowance for credit losses to nonperforming loans	513%	946%

(1)Excludes guaranteed portion of SBA loans of $5.2 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively.
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

The following table show the composition of deposits by type as of the dates presented:

	September 30, 2023		December 31, 2022
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$605,509	33.2%	$701,584	37.2%
Interest-bearing:
Money market and others	348,869	19.1	526,321	27.9
Time deposits (more than $250)	420,162	23.0	356,197	18.9
Time deposits ($250 or less)	450,631	24.7	301,669	16.0
Total interest-bearing	1,219,662	66.8	1,184,187	62.8
Total deposits	$1,825,171	100.0%	$1,885,771	100.0%

The following tables set forth the maturity of time deposits as of September 30, 2023:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits (more than $250)	$184,757	$141,526	$92,393	$1,486	$420,162
Time deposits ($250 or less)	178,507	92,788	137,314	42,022	450,631
Total time deposits	$363,264	$234,314	$229,707	$43,508	$870,793

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of September 30, 2023 and December 31, 2022, we had maximum borrowing capacity from the FHLB of $661.6 million and $582.8 million, respectively. We had $95.0 million borrowings from FHLB as of September 30, 2023 and no borrowing from FHLB as of December 31, 2022.
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

Deposits are the primarily funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Deposits	$1,825,171	$1,885,771
Deposits as a % of total liabilities	93.2%	98.3%
Loans, net	$1,737,908	$1,659,051
Loans-to-deposits ratio	95.2%	88.0%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of September 30, 2023 and December 31, 2022. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $186.4 million and $175.6 million. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $260.5 million and $254.7 million as of September 30, 2023 and December 31, 2022, respectively. We did not have any borrowings outstanding with the Federal Reserve as of September 30, 2023 or December 31, 2022, and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $375.9 million of additional borrowing availability with the FHLB as of September 30, 2023. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022	% Change
Liquid assets:
Cash and cash equivalents	$105,740	$82,972	27.4%
AFS debt securities	191,313	209,809	(8.8)
Liquid assets	$297,053	$292,781	1.5%
Liquid assets to total deposits	16.3%	15.5%
Available borrowings:
FHLB	$375,874	$440,358	(14.6)%
Federal Reserve Bank	186,380	175,605	6.1
Pacific Coast Bankers Bank	50,000	50,000	—
Zions Bank	25,000	25,000	—
First Horizon Bank	25,000	24,950	0.2
Total available borrowings	$662,254	$715,913	(7.5)%
Total available borrowings to total deposits	36.3%	38.0%

Liquid assets and available borrowings to total deposits	52.6%	53.5%

The following tables summarizes short- and long-term material cash requirements as of September 30, 2023, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity(1)	Total
Deposits(1)	$363,264	$489,764	$17,765	$—	$954,378	$1,825,171
Operating lease commitments	2,604	3,917	3,757	2,306	—	12,584
Advances from FHLB(2)	20,000	75,000	—	—	—	95,000
Commitments to fund investment for Low Income Housing Tax Credit	4,571	2,246	139	229	—	7,185
Total contractual obligations	$390,439	$570,927	$21,661	$2,535	$954,378	$1,939,940

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2023 and December 31, 2022. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of September 30, 2023, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since September 30, 2023 that management believes would change this classification.

As of 9/30/2023	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$227,275	13.31%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	225,386	13.20	$136,568	8.00%	$170,711	10.00%	$179,246	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	206,350	12.09	N/A	N/A	N/A	N/A	N/A	N/A
Bank	204,461	11.98	102,426	6.00	136,568	8.00	145,104	8.50
CET1 capital (to risk-weighted assets)
Consolidated	206,350	12.09	N/A	N/A	N/A	N/A	N/A	N/A
Bank	204,461	11.98	76,820	4.50	110,962	6.50	119,497	7.00
Tier 1 leverage (to average assets)
Consolidated	206,350	9.63	N/A	N/A	N/A	N/A	N/A	N/A
Bank	204,461	9.55	85,675	4.00	107,093	5.00	85,675	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

As of December 31, 2022	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$213,862	13.06%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	211,981	12.94	$131,020	8.00%	$163,775	10.00%	$171,964	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	11.75	98,265	6.00	131,020	8.00	139,209	8.50
CET1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	11.75	73,699	4.50	106,454	6.50	114,642	7.00
Tier 1 leverage (to average assets)
Consolidated	194,358	9.38	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	9.29	82,836	4.00	103,545	5.00	82,836	4.00

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2023 and December 31, 2022 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
+300 basis points	(4.60)%	0.12%	(41.93)%	(42.72)%
+200 basis points	(2.08)	1.13	(21.26)	(23.29)
+100 basis points	(0.69)	0.97	(8.79)	(9.11)
-100 basis points	1.15	(0.94)	4.40	(1.78)
-200 basis points	3.90	(0.70)	4.24	(7.31)
-300 basis points	7.32	(3.24)	(0.11)	(18.42)

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

Increasing challenges in credit markets and the effects on our current and future borrowers may have an adverse impact on our loan portfolio and may result in losses or increasing provision expense.

In late 2021 and early 2022, partially as a response to inflation in the U.S. and global economies, the Federal Reserve Board began tightening a years-long series of economic stimulus measures that had included historically low interest rates. As those measures were reversed, the Federal Reserve Open Markets committee increased benchmark interest rates from near zero to more than five percent in less than two years. These increases have had a variety of significant impacts, among them a substantial and rapid increase in the interest paid on variable-rate loans. These effects have included a significant reduction in borrowing on existing lines of credit by corporate and individual customers that have the ability to limit increasing indebtedness, and a reduction in the volume of new loans (each of which has the effect of reducing our interest-earning assets), as well as an increase in delinquencies and classified loans (which requires us to increase our reserves for loan and leases losses and increases our collection costs). These increases also effectively reduce demand for loans that we would typically originate and hold for resale, thus reducing our noninterest income. If interest rates increase further, or if they remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans.

Increasing delinquencies has resulted in our allowance for credit losses on loans decreasing as a percentage of nonperforming loans, from 625% as of December 31, 2022, to 513% as of September 30, 2023. If these trends continue, or if economic conditions affecting our borrowers worsen, we may be forced to increase our provision expense, which would result in a reduction in net income for the corresponding period, or in some cases we may experience losses in excess of established reserves, which would have a similar effect. These outcomes, alone or in combination with other factors, may have a material adverse effect on our results of operations.

Adverse developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on the Company’s operations and/or stock price.

The recent high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence in the safety and soundness in the financial services industry. While negative publicity and public opinion appear to have diminished in recent months, we cannot offer assurances that the underlying risks have ameliorated or that adverse media stories, other bank failures, or geopolitical or market conditions will not exacerbate or continue these conditions. Partly as a result of these conditions, some community and regional bank depositors have chosen to place their deposits with larger financial institutions or to invest in higher yielding short-term fixed income securities, all of which have adversely affected, and may continue to materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital, and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. Further, measures announced by the Department of the Treasury, the Federal Reserve, and the Federal Deposit Insurance Corporation (“FDIC”) intended to reassure depositors of to the availability of their deposits may not be successful in restoring customer confidence in the banking system.

In addition, the interest rate environment and the prices of financial institutions stocks are often highly correlated, in particular during times of stress. These adverse conditions often tend to affect community banks disproportionately. These circumstances have at times adversely affected, and in the future are likely to continue to adversely affect, the trading prices of our common stock. Further, recent experience has shown that the effects of these events on bank stock prices can cause a much more pronounced and widespread decline in trading values than might be expected based on an individual institution’s specific risk profile.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Rising interest rates have decreased the value of a portion of the Bank's securities portfolio, and the Bank would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and other general economic conditions, Federal Open Market Committee of the Board of Governors of the Federal Reserve System has rapidly and significantly increased interest rates over the last year. When interest rates increase, fixed-rate investment securities and loans held for sale tend to decline in value, because investors can often place funds in higher-yielding instruments rather than purchasing debt securities that have a yield that is lower than those earning at a newly-increased market interest rate. This sequence of events has caused a decline, and may cause a further decline, in the fair value of our securities classified as available-for-sale, resulting in both a charge against earnings to reflect the adverse impacts on securities and loans held for sale, and in unrealized losses affecting our loans and securities held to maturity. These trends can be exacerbated if the Bank were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth.

The loss of the Bank's deposit clients or a substantial reduction in deposit balances could force us to fund our business with more expensive and less stable funding sources.

The composition of our deposit base, and particularly the extent to which our deposits are not federally insured, may present a heightened risk of withdrawal, particularly during periods of economic uncertainty. Our measures to mitigate the risks, including correspondent deposit relationships, may not be completely effective in reassuring customers about the safety of their deposits. Further, significant economic fluctuations, or customers’ expectations about such events (whether or not those expectations materialize) may exacerbate depositors’ sensitivity to the availability of cash to fund immediate withdrawals. If our depositors were to experience such conditions, the resulting demand for withdrawals may materially decrease the volume of our deposits, thus adversely impacting our liquidity. This risk is particularly significant if the FDIC or other federal banking regulators were to withdraw or revise recently announced policies assuring the availability of both insured and uninsured deposits. A reduction in liquidity, particularly if it were to occur rapidly or at excessive levels, would have a material adverse effect upon our financial condition or results of operations, and on the trading price of our common stock.

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

OP Bancorp

Date: November 13, 2023	By:	/s/ MIN J. KIM
Min J. Kim President and Chief Executive Officer

Date: November 13, 2023	By:	/s/ CHRISTINE Y. OH
Christine Y. Oh Chief Financial Officer