Form 10-K
period 2023-12-31
OP Bancorp
filed 2024-03-29
CIK 1722010

two 1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-38437

OP BANCORP
(Exact Name of Registrant as Specified in its Charter)

California	81-3114676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Wilshire Blvd., Suite 500, Los Angeles, CA	90017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (213) 892-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	OPBK	The Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the common stock as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq Global Market, was approximately $101,500,000.

The number of shares outstanding of the Registrant’s Common Stock as of March 22, 2024 was 14,956,399.

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
These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected. These risks and uncertainties, some of which are beyond management's control, include, but are not limited to:

•our ability to meet our liquidity needs, particularly as those obligations relate to the ability to fund deposit withdrawals and undrawn lines of credit;
•the effects of recent bank failures and media descriptions thereof, particularly with the impacts of such events on customer confidence in the Bank and the banking system generally, and the further impacts of the current market uncertainties on the value of our common stock; interest rate fluctuations, which could have an adverse effect on our profitability;
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
•our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks, including those posed by the increasing use of artificial intelligence, such as data security breaches, “denial of service” attacks, “hacking” and identity theft affecting us or third party vendors or service providers;
•    economic, market and political factors that affect our borrowers’ ability to repay and timely to perform their obligations under their borrowing obligations;
•    geopolitical factors inside and outside the United States, including war and regional hostilities, acts of terrorism, civil unrest, riots, and demonstrations;
•government, quasi-governmental and extra-governmental actions in response to actual or expected economic, political or social events, such as disease outbreaks, domestic or international terrorism, or war or other hostilities, as such government actions restrict our ability to conduct business or that have the effect of reducing our customers’ ability to maintain compliance with their borrowing obligations or that affect their need for deposit liquidity or increased borrowing capacity;
•our ability to effectively execute our strategic plan and manage our growth;
•liquidity issues, including fluctuations in the fair value and liquidity of the securities and loans we hold for sale and our ability to raise additional capital, if necessary, on acceptable or economically efficient terms, or at all;
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

PART I
Item 1. Business.
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K (this "Report") to “we”, “our”, “us,” “ourselves,” “the company” and “the Company” refer to OP Bancorp, a California corporation, and its consolidated wholly-owned subsidiary, Open Bank, a California corporation, which is referred to as “Open Bank” or “the Bank”.
Our Company
We began operations in 2005 as a California chartered banking association under the name First Standard Bank. In
2010, we rebranded the bank as “Open Bank” and in 2016, we incorporated OP Bancorp in California as a bank holding company with Open Bank as our sole subsidiary. We are headquartered in Los Angeles, California, and our common stock is quoted on The Nasdaq Global Market under the ticker symbol, "OPBK." Our commercial banking activities are operated through Open Bank, our wholly owned banking subsidiary. The Bank offers commercial banking services to small and medium-sized businesses, their owners and retail customers with a focus on the Korean-American community. Having grown our branch and loan production office network, we now operate through eleven full service branches located in the greater metropolitan area of Los Angeles, Orange, and Santa Clara Counties in California, the Dallas metropolitan area in Texas, Clark County in Nevada, and four loan production offices in the Korean-American communities in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, and Lynnwood, Washington. We opened our eleventh full service branch in Las Vegas, Nevada, in the third quarter of 2023.
As of December 31, 2023, we had consolidated total assets of $2.15 billion, total deposits of $1.81 billion, total loans outstanding, net of $22.0 million of allowance for credit losses, of $1.74 billion, and total shareholders’ equity of $192.6 million.
We provide our customers with a high degree of service, convenience and the financial products we believe they need to achieve their financial objectives, by offering a customer-oriented product mix, competitive pricing, and convenient locations. Our lending activities are diversified and include commercial real estate, commercial and industrial, SBA, home mortgage, and consumer loans. We generally lend in markets where we have a physical presence through our branch and loan production offices. We attract retail deposits through our branch network which offers a wide range of deposit products for business and consumer banking customers. We offer a multitude of other products and services to our customers to complement our lending and deposit business.
We have a strong, values-based corporate culture rooted in personal community-based relationship banking that permeates throughout our entire organization. We strive to provide quality customer service that exceeds our customers’ expectations. We also heavily invest in our Korean-American communities through our annual contributions to the Open Stewardship Foundation. We believe that our customers value a banking partner that is knowledgeable about their business needs with a willingness and commitment to reinvest in our communities. We assure our customers that banking with us indirectly provides them an opportunity to contribute to their community. We believe our strategic approach creates opportunities for expanding our banking relationships with new and existing customers who value personalized attention, local decision making and view us as an alternative to the large-consolidated Korean-American financial institutions.
We established the Open Stewardship Foundation in 2011 to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. The Foundation operates through a board of directors that includes individuals who are members of our board of directors and executive management team, including our President and Chief Executive Officer and our Chairman of the Board. The Foundation board of directors reviews and approves award grants. We have committed to contribute annually 10% of our consolidated net income after taxes to the Foundation. Since inception, we have donated over $15.6 million to the Foundation, aiding over 228 local non-profits.

We plan to continue to leverage our experienced management team, our personal relationship, community banking focus in the attractive Korean-American communities in which we serve, and our diversified lending approach to drive future organic growth. While other institutions frequently enter new geographies through acquisitions, we have grown our geographic footprint through de novo branches, while remaining true to our business model. We have continued our organic growth while further diversifying our geographical concentration with our eleventh full service branch in Las

Vegas, Nevada in the third quarter of 2023. Although our growth has historically been organic, we are amenable to considering opportunistic strategic acquisitions to enhance our long-term growth strategy.
Our Strategies
Our vision is to be the leading Korean-American community-based commercial bank in the Korean-American communities we serve, to meet the financial needs of underserved small- and medium-sized businesses and individuals, and to give back to these communities.
Our more specific strategic initiatives are discussed below.
•Leverage our Franchise in the Korean-American Communities We Serve. The Korean-American banking landscape has seen increased consolidation among the larger Korean-American financial institutions that do business in our market areas. We believe that customers at these larger institutions will look for an alternative banking experience tailored towards their specific financial objectives. We strive to be the most prominent alternative to the larger Korean-American financial institutions. We differentiate ourselves from our competitors by developing meaningful and personal relationships with our customers, and providing superior service. These qualities make Open Bank an attractive choice for small- to medium-sized businesses, professionals and individuals. Our strong financial performance and growth derives, in part, from small- and medium-sized businesses’ and individuals’ desire for quality, personal relationship banking, local and responsive decision making and flexible and competitive pricing of deposit and loan products. Our commitment to the Open Stewardship Foundation raises our profile and reinforces our position as a community partner committed to the success of the communities we serve.
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
•Increase our Share of Lower-Cost Deposits. We believe the quality of our customer base and access to stable funding from reliable deposits are key drivers of our success. We have a strong deposit base, characterized by a high level of core deposits, a high proportion of noninterest-bearing accounts and relatively low funding costs. As of December 31, 2023, deposits accounted for 92.5% of total liabilities. Core deposits, which we define as all deposits excluding time deposits exceeding $250,000, accounted for 76.0% of total deposits. Our cost of total deposits was 2.70% for the year ended December 31, 2023. To generate new accounts we employ conventional marketing and advertising initiatives and leverage our community commitment activities. Small businesses are a significant source of low cost deposits and represent opportunities for future growth. We believe that small business owners value both our ability to provide convenience to the banking activities and access to local, responsive decision makers. Commercial accounts also generally have higher deposit balances and transaction volumes than individual deposit accounts. We believe that our convenient branch network, personal relationship-driven culture, diversified product offering, and flexible pricing allow us to accelerate deposit growth. We plan to continue investing in our brand, our community reputation, employees, and product capabilities to further improve customer loyalty with a view toward growing our high quality deposit portfolio.
•Branch Expansion. We intend to continue our strategy of opening and developing de novo branches particularly into Korean-American populated areas. We have pursued this growth strategy since the beginning of 2012 when we only had one branch location. As of December 31, 2023, we have eleven branches in total, nine of which are in the greater metropolitan areas of Los Angeles, Orange, and Santa Clara Counties in California, one branch in Carrollton, Texas, and one branch in Las Vegas, Nevada. We will continue to review future potential target areas for de novo expansion based on our ability to attract experienced bankers within such targeted regions. In addition, we currently operate four loan production offices located in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, and Lynwood, Washington. We will continue to look for additional markets to expand our loan production capabilities.
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
•Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well-defined policies and procedures, disciplined underwriting criteria and ongoing risk management. This approach has allowed us to maintain loan growth with a diversified portfolio of high quality assets. We have implemented policies and procedures for credit underwriting and administration, which have enabled us to maintain strong asset quality while at the same time growing our banking business. We believe our credit culture supports accountable bankers, who maintain an ability to expand our customer base as well as make sound decisions. Our compensation philosophy and our corporate strategy and policies are designed to mitigate the risks associated with inappropriate lending activities, and we believe our credit quality is a direct result of these strategies. As of December 31, 2023, our ratio of nonperforming assets to total assets was 0.28% and our ratio of nonperforming loans to total loans was 0.34%.
Our Competitive Strengths
Our management team has identified the following competitive strengths that we believe will allow us to continue to achieve our principal objective of increasing shareholder value and generating consistent earnings growth through the organic and strategic expansion of our commercial banking franchise:
•Experienced Leadership and Management Team. Our experienced executive management team and senior leaders have exhibited the ability to strengthen shareholder value by consistently growing profitably. The members of our executive management team have, on average, more than 30 years’ experience working for large, billion-dollar-plus financial institutions in our markets during various economic cycles. The members of our executive team have been with Open Bank for an average of 8 years. Our executive management team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation, and problem solving.
•Personal Relationship-Based Customer Service. We strive to differentiate ourselves from our competition by providing the best “relationship-based” services to small- and medium-sized businesses and their owners and the residents in the Korean-American communities in which we operate. We accomplish this by striving to provide our customers with a superior level of personal and responsive service delivered by experienced bankers in a manner that timely meets our customers’ financial objectives. Our management team’s significant banking and lending experience in our markets gives us a unique understanding of the commercial banking needs of our customers, which allows us to tailor our products and services to meet our customers’ financial objectives. To enhance our relationships with our customers and to identify and meet their particular needs, each customer is assigned a relationship officer (including our SBA borrowers). Approximately 58.5% of our borrowers also have a deposit relationship with us, providing us with visibility into their liquidity profile and contributing to our ability to manage our asset quality.
•Strong Community Relationships. A primary mission of Open Bank is to meet the financial services needs of underserved customers in our markets, and we strive to distinguish ourselves by giving back to these communities. In October 2011, we established the Open Stewardship Foundation to actively support local civic organizations, schools, and public services. We have committed to fund the Foundation in an amount equal to 10% of our annual consolidated net income after taxes. This commitment is in our annual operating budget each year. We believe that our community commitment distinguishes us from our competitors and enhances and expands business relationships within the Korean-American communities we serve. Since inception, we have donated over $15.6 million to the Foundation, aiding over 228 local non-profits. Our board and management team has strong ties and relationships within the Korean-American communities where we operate. The Foundation and our employees and board of directors are involved in community activities that enhance our relationships with a variety of industry leadership groups, including the Korean-American Federation of Los Angeles, the Korean-American Chamber of Commerce of Los Angeles, the Korean-American Manufacturers Association, the Korean-American CPA Society of Southern California, California KAGRO Association, and the Korean Real Estate Brokers Association of Southern California. Affiliation with these local organizations provide our management team with knowledge of local markets and industries, as well as market developments that may impact the evolving business environment in which we operate.

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
Market Area
We are headquartered in Los Angeles, California. We currently have one branch in the downtown Los Angeles financial district, one branch in the nearby fashion district, and three branches in the Koreatown neighborhood. We also operate two branches in Gardena and Cerritos, located in Los Angeles County, California, a branch in Buena Park, located in Orange County, California, and a branch in northern California in Santa Clara. In addition, we operate one branch in Carrollton, Texas and one recently-opened branch in Las Vegas, Nevada. The economic base of these areas is heavily dependent on small- and medium-sized businesses. We also operate loan production offices in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, and Lynnwood, Washington to support our SBA lending efforts.
Deposit Products
We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We offer a variety of deposit accounts with a wide range of interest rates and terms such as demand, savings, money market and time deposits, with the goal of attracting a wide variety of customers, including small- to medium-sized businesses. We consider our core deposits, defined as all deposits except for time deposits exceeding $250,000, to be our primary and most valuable low-cost funding source for our lending business, and as of December 31, 2023, core deposits represented 76.0% of our total deposits. We strive to retain an attractive deposit mix from both large and small customers and a broad market reach, which has resulted in our top 10 customers accounting for only 6.6% of all deposits as of December 31, 2023. We believe our competitive pricing and products, convenient branch locations, and quality personal customer service enable us to attract and retain customer deposits. We employ conventional marketing and advertising initiatives and leverage our community commitment activities, including our Foundation, to generate new accounts. We typically require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit accounts. Approximately 58.5% of our borrowers have a deposit relationship with us. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. We utilize wholesale deposits to supplement our core retail deposits for funding purposes, including brokered accounts. As of December 31, 2023, wholesale deposits totaled $335.5 million, or 18.6% of total deposits. As of December 31, 2023, we had $1.81 billion of deposits, and our cost of deposits was 2.70% for the year ended December 31, 2023.
Lending Activities
Our lending strategy is to maintain a broadly diversified loan portfolio based on the type of customer (i.e., businesses versus individuals and across various business segments), type of loan product (e.g., commercial real estate, commercial and industrial loans, etc.), geographic location and industries in which our business customers are engaged

(e.g., manufacturing, retail, hospitality, etc.). We principally focus our lending activities on loans that we originate from borrowers located in our market areas. We serve the credit needs of high-quality business and individual borrowers in the communities that we serve.
We offer a variety of loans, including commercial real estate loans (including loans secured by owner occupied commercial properties), SBA loans, mortgage warehouse lines of credit and commercial and industrial loans to local manufacturing and industrial companies and other businesses. We also offer consumers residential mortgage loans, unsecured term loans, and unsecured lines of credit. Lending activities originate from the relationships and efforts of our bankers, with an emphasis on providing banking solutions tailored to meet our customers’ needs while maintaining our underwriting standards.

As of December 31, 2023 and 2022, our loan portfolio consists of the following:

	December 31,
($ in thousands)	2023	2022
Commercial real estate	$885,585	$842,208
SBA	239,692	234,717
Commercial and industrial	120,970	116,951
Home mortgage	518,024	482,949
Consumer	1,574	1,467
Gross loans receivable	$1,765,845	$1,678,292

For additional information concerning our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans.”
Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in our market areas. As of December 31, 2023, our loan portfolio consists primarily of commercial real estate loans, which were $885.6 million and constituted 50.2% of our total loans, home mortgage loans, which were $518.0 million and constituted 29.3% of our total loans, SBA loans, which were $239.7 million and constituted 13.6% of our total loans, and commercial and industrial loans, including trade finance loans, which were $121.0 million and constituted 6.9% of our total loans. Our commercial real estate loans are secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory, real estate and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Southern California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. Management believes the allowance for credit losses is adequate to cover estimated lifetime expected losses in our loan portfolio as of December 31, 2023.
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
Large Credit Relationships. As of December 31, 2023, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $229.4 million, or 13.0% of total loans, and $417.5 million, or 23.6% of total loans, respectively.
Loan Underwriting and Approval. Historically, we believe we have made sound, high quality loans while recognizing that lending money involves a degree of business risk. We have loan policies designed to assist us in managing this business risk. These policies provide a general framework for our loan origination, monitoring and funding activities, as well as our incentive compensation programs, while recognizing that not all risks can be anticipated or completely controlled. Open Bank’s board of directors delegates loan authority, up to the board-approved limits, to its Loan & Credit Policy Committee, which is comprised of members of its board of directors. Our board of directors also delegates limited lending authority to our internal management loan committee, which is comprised of members of our executive management team. The objective of our approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs.
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
Managing credit risk is an enterprise-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our bankers. Our Chief Credit Officer provides company-wide credit oversight and periodically reviews all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed to assist in the identification of problem assets and to confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for estimated lifetime expected losses on a collective basis in the loan portfolio.
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
In addition, our loan policies provide guidelines for: personal guarantees; an environmental review; loans to employees, executive officers and directors; problem loan identification; maintenance of an adequate allowance for credit losses and other matters relating to lending practices.
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
As of December 31, 2023, the Bank’s legal lending limit on loans to a single borrower was $57.2 million for secured loans and $34.3 million for unsecured loans. We rarely extend loans that approach these limits, and in the limited instances we do, we monitor these credits carefully so as to mitigate the disproportionate risks that could arise with lending relationships of this magnitude.
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
We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins, and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by professional office buildings, shopping centers, manufacturing facilities, and special purpose properties such as restaurants, retail operations and service stations. We originate both fixed- and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions that allow us to call the loan after five to seven years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate. As of December 31, 2023, approximately 76.1% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 70% of the lesser of the appraised value or the purchase price depending on the property audits we utilize.
Our total commercial real estate loan portfolio totaled $885.6 million as of December 31, 2023. We had no nonperforming commercial real estate loans as of December 31, 2023.
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
SBA Loans. We offer SBA loans for qualifying businesses for loan amounts up to $5 million. The Bank primarily extends SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 90% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million and a maximum SBA guaranteed amount of $3.75 million.
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

We originate SBA loans through our branch staff, loan production officers, marketing officers and SBA brokers.
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

As of December 31, 2023, our SBA loan portfolio totaled $239.7 million, of which $224.7 million was secured by real estate and $15.0 million was unsecured or secured by business assets. Our nonperforming SBA loans, as of December 31, 2023, were $3.6 million.
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
The total commercial and industrial loan portfolio totaled $121.0 million as of December 31, 2023. We had no nonperforming commercial and industrial loans as of December 31, 2023.
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
Loan fees on these products, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. The interest rates charged on our adjustable-rate loans are set at specified spreads based on SOFR rates.
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
The total home mortgage loan portfolio totaled $518.0 million as of December 31, 2023. Our nonperforming single-family residential real estate loans, as of December 31, 2023, were $2.5 million.
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
The total consumer loan portfolio totaled $1.6 million as of December 31, 2023. We had no nonperforming consumer loans as of December 31, 2023.
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
Human Capital Resources
Our vision is to be known as a faith-based community bank focused on relationship banking. We have invested in developing a distinct corporate culture guided by a core set of values. These values underlie everything we do, including the way we engage with customers and vendors, collaborate with colleagues, do business and manage our resources. Our values are fostered by stewardship, integrity, teamwork, and excellence. We believe our commitment to our communities, culture and quality of our people have been catalysts of our success and will continue to propel our future.
We aim to recruit and retain a workforce that embraces our culture and values through our hiring process. We also believe that our overall capabilities, culture and opportunities for career growth will allow us to continue to attract talented and entrepreneurial commercial and retail bankers from larger financial institutions.
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
As of December 31, 2023, we had 222 full-time equivalent employees, compared with 221 full-time equivalent employees as of December 31, 2022. Our executive team is comprised of three females and four males.
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
Regulatory Capital Requirements
The Bank is subject to a comprehensive capital framework (the “Capital Rules”) adopted by Federal banking regulators (including the Federal Reserve and the FDIC), and similar rules will apply to the Company once its total assets exceed $3 billion or if it engages in certain types of activities. The Capital Rules implement the Basel III framework for strengthening the regulation, supervision and risk management of banks, as well as certain provisions of the Dodd-Frank Act. The Capital Rules generally recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the institution exercises a one-time irrevocable option to exclude certain components of AOCI. We exercised the opt-out election regarding the treatment of AOCI in part to avoid significant variations in our capital levels resulting in changes in the fair market value of our available-for-sale investment securities portfolio as interest rates fluctuate. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for credit losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.
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
Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “ -Regulatory Capital Requirements” above.
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
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “Regulatory Capital Requirements” above.
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
Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2023, the Bank was eligible to accept brokered deposits without a waiver from FDIC.
Loans to One Borrower. With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for credit losses, and any capital notes and debentures of the bank.
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
Additionally, the Dodd-Frank Act increased the minimum designated reserve ratio of the DIF to 1.35% of the estimated amount of total insured deposits as of September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. During the year ended December 31, 2023, the Bank paid $1.1 million in aggregate FDIC deposit insurance premiums.
Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the year ended December 31, 2023, the Bank paid supervisory assessments to the DFPI totaling $208 thousand.
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
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Capital Rules generally require that an institution maintains 2.5% in common equity Tier 1 capital. See “—Regulatory Capital Requirements” above. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2023.
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
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. These guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. These guidelines also require us to monitor cybersecurity and other information technology risks, including maintaining systems and policies that protect against both a direct financial loss and the risks of loss or compromise of customer and employee information. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If a financial institution fails to comply with any of the standards set forth in the guidelines, its primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
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
Financial institutions also must comply with rules designed to improve information-sharing about cyber incidents that may affect the U.S. banking system. The rule requires financial institutions to notify their primary federal regulator of any significant computer-security incidents within 36 hours after they determine that a cyber-incident occurred. Notification is required for incidents that have materially affected (or are reasonably likely to materially affect) the viability of a financial institution’s operations, its ability to deliver banking products and services, or the stability of the financial sector. We do not anticipate this rule to have a material impact on the operations of HCC and HBC at this time.

The SEC’s new cybersecurity disclosure rules took effect on December 18, 2023, as a result of which public companies are required to report on Form 8-K certain information relating to material cybersecurity incidents within four business days of the determination that such incident was material to the Company. As a smaller reporting company, we are not required to comply with the Form 8-K disclosure requirements until June 15, 2024; however, we anticipate that we would disclose any material cybersecurity incident promptly after its discovery. Additionally, beginning in the annual report covering fiscal year ended December 31, 2023, public companies must report on Form 10-K any cybersecurity risks that have materially affected or are likely to materially affect the company, including the company’s business strategy, financial condition and results of operation. This Report describes those risks herein and in the sections below entitled “Item 1A. Risk Factors” and “Item 1C. Cybersecurity.”

State regulators also have been increasingly focused on privacy and cybersecurity standards and regulations. Recently, several states, notably including California where we conduct a substantial majority of our banking business, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states (including California) have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California where nearly all our customers are located.

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
The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent regulatory examination. In October 2023, the FDIC and other federal banking regulators adopted final rules that significantly expand the Bank’s responsibilities under the CRA. The revised rules increase the emphasis on the Bank’s lending in low- to moderate-income areas, including support for small businesses. As revised, the rules also modernize the regulator’s perspective on digital banking and on remote deposit-gathering, as well as focusing on consumer lending and community development. The goal of these regulatory updates are to promote a tailored approach based on an institution’s size and business focus, as well as fostering financial inclusion and responding to recent and evolving trends within the banking industry

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. We are subject to federal laws aiming to counter money laundering and terrorist financing, as well as transactions with persons, companies and foreign governments sanctioned by the United States. These laws include, among others, the USA PATRIOT Act, the Bank Secrecy Act (“BSA”), and the Anti-Money Laundering Act (“AMLA”). These laws prohibit financial institutions from entering into specified financial transactions and account relationships and require them to use enhanced due diligence procedures in their dealings with certain types of high risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
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
Concentrations in Commercial Real Estate. Concentration risk exists when a financial institution deploys too many assets to a specific industry or segment of the economy with the potential to produce losses large enough to threaten its financial health. Concentration stemming from commercial real estate ("CRE") is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. Based on the Bank’s loan portfolio, CRE loans were 257.2% of risk based capital as of December 31, 2023 and increased 24.0% in preceding three years. The Bank continues to further enhance the monitoring and review process of the real estate loan portfolio.
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
The CFPB has recently announced its intention to embark on rulemaking about how much control consumers have over their financial data. California is also enacting legislation relating to data privacy and data protection, such as the California Consumer Privacy Act (the “CCPA”). The CCPA granted California consumers robust data privacy rights and control over their personal information, including the right to know, the right to delete, and the right to opt-out of the sale of their personal information. The CCPA was expanded by the California Privacy Rights Act of 2020 (the “CPRA”), which took effect on January 1, 2023, and which provides further privacy rights to California residents and creates a new agency tasked with implementing regulations and conducting investigations and enforcement actions.
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
Financial institutions also must comply with the final rule issued by the federal bank regulatory agencies to improve sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires financial institutions to notify their primary federal regulator of any significant computer-security incidents as soon as possible and no later than 36 hours after they determine that a cyber-incident occurred. Notification is required for incidents that have materially affected (or are reasonably likely to materially affect) the viability of a financial institution’s operations, its ability to deliver banking products and services, or the stability of the financial sector. We do not anticipate this rule to have a material impact on our operations at this time.

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

Risks Related to Our Business

•Decline in general business and economic conditions
•Adverse economic conditions in Asia, particularly South Korea
•Fluctuations in interest rates
•Monetary Policy and the Federal Reserve
•Losses on our securities portfolio, particularly from increases in interest rates
•Liquidity risks

Risks Related to Our Loans

•Negative changes in the economy affecting real estate values and liquidity
•Commercial borrowers present risks
•Small and medium business loans subject to greater risks from adverse business developments
•Risks from non-qualified single family home mortgage lending business
•Unreliability of loan appraisals used in real property loan decisions
•Increased regulatory scrutiny of commercial real estate concentrations
•Lack of seasoning of our loan portfolio due to recent growth over the last five years

Risks Related to our SBA Loan Program

•Dependence on U.S. federal government SBA loan program
•Recognition of gains on sale of loans and servicing asset valuations subject to our assumptions we use
•Credit risks from non-guaranteed portion of SBA loans we retain and do not sell
•Credit risks from SBA loans we sell as a result of repurchase obligations

Risks Related to Our Deposits

•Concentrations of deposit relationships
•Competition for deposits may increase cost of deposits negatively affecting our deposit growth

Risks Related to Management

•Success depends on the skills of our management and their retention
•Competition for skilled and experienced senior level management employees

Risks Related to Credit Quality

•Our business ability to manage credit risk
•Nonperforming assets demand management time to resolve and can affect our financial results
•Allowance for credit losses may be insufficient to absorb potential losses in our loan portfolio

Risks Related to our Growth Strategy

•Inability to continue the growth of loans and deposits
•Limited ability to expand because of an existing license agreement for the use of “Open Bank”
•Managing risks of opening new branches
•Managing risks of adding new lines of business

Risks Related to Our Capital

•Increased regulatory requirements
•Raising new capital
•Commitment to contribute 10% of our after tax income to the Open Stewardship Foundation

Competition Risks

•Competition among financial institutions, many of whom are much larger, have greater capital, more advanced technology
•Focus on marketing to the Korean-American geographic areas we serve

Other Business Risks

•Soundness of other financial institutions
•Severe weather, natural disasters (including fire and earthquakes), wide spread disease or pandemics (including the COVID-19 pandemic), acts of war, and terrorism
•Climate change could have material negative impact

Risks Related to Our Reputation

•Failure to maintain a favorable reputation with our customers and communities
•Risks associated with cyberattacks, cybersecurity incidents, and loss or compromise of customer information
•Failure of our risk management framework
•Difficulties of our third-party providers, termination of their services, or their failure to comply with regulatory requirements
•Employee misconduct

Finance and Accounting Risks

•Reliance on risk management processes and analytical and forecasting models
•Realization of our deferred tax assets
•Changes in accounting standards
•Failure to maintain effective controls

Legislative and Regulatory Risks

•Legislative and regulatory actions now or in the future increase our costs, impact our business and financial results
•Federal and state regulatory exams
•Complaints and allegations of discriminatory lending practices
•Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations

Risks Related to Our Common Stock

•Small trading volume
•Volatile trading price of our common stock
•Equity research analysts interest in our common stock, unfavorable commentary or downgrade of our common stock
•Changes in dividend policy
•Potential dilution from issuance of additional equity securities
•Charter documents and California law may have an anti-takeover effect limiting changes of control
•Reduced regulatory and reporting requirements as a smaller reporting company

Risks Related to Our Business

Interruptions, cyber-attacks, fraudulent activity or other security breaches could have a material adverse effect on our business.

In the normal course of business, we collect, store, share, process and retain sensitive and confidential information regarding our customers. We devote significant resources and management focus to ensuring the integrity of our systems, against damage from fires or other natural disasters; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; breaches, physical break-ins or errors resulting in interruptions and unauthorized disclosure of confidential information, through information security and business continuity programs. Notwithstanding, our facilities and systems are vulnerable to interruptions, external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, force majeure events, or other similar events.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer's information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Reported incidents of fraud and other financial crimes have increased throughout the United States and globally. Increased use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and operations, coupled with the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others increases our security risks. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers continue to engage in attacks against large financial institutions. These attacks include denial of service attacks designed to disrupt external customer facing services, and ransomware attacks designed to deny organizations access to key internal resources or systems. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection. The payment methods that we offer are subject to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems where we may be liable for losses. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our customers' or counterparties' confidential information, including employees.

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

We may not keep pace with the rapid technological developments in the financial services industry. Fraudulent and other illegal activity involving our products, services and systems could adversely affect our financial position and results of operations.

The financial services industry is subject to rapid technological changes, of which we cannot predict the effects on our business. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. These rapid changes increase cybersecurity risks to our Company and our third-party vendors and service providers, including the risk of security breaches, “denial of service” attacks, “hacking” and identity theft. Criminals are using increasingly sophisticated methods to engage in illegal activities, including through the use of deposit account products and customer information and may also see their effectiveness enhanced by the use of artificial intelligence. A single significant incident of fraud, or increases in the overall level of fraud, involving our products and services could result in reputational damage to us. Such damage could reduce the use and acceptance of our products and services or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition. To address the challenges that we face with respect to fraudulent activity, we maintain certain risk control policies and procedures, both internally and with respect to our third-party vendors and service providers, that make it more difficult for to fraudulently obtain and use our products and services. However, our inability to keep pace with technological changes, including our ability to identify and address cybersecurity risks, may significantly affect our financial position and results of operation.

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

At December 31, 2023, approximately 92.2% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of December 31, 2023, we had $1.25 billion of commercial loans, consisting of $885.6 million of commercial real estate loans, $239.7 million of SBA loans, and $121.0 million of commercial and industrial loans, including trade finance loans, for which real estate is not the primary source of collateral. Commercial loans represented 70.6% of our total loan portfolio as of December 31, 2023. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, our single family home mortgage loan portfolio amounted to $518.0 million or 29.3% of our total loan portfolio. As of December 31, 2023, most of our single family home mortgage loans were non-qualified mortgage loans, and our non-qualified single family home mortgage loans had an average loan-to-value of 57%. We originated $65.0 million and $150.2 million of single family home mortgage loans for the years ended December 31, 2023 and 2022, respectively. We also purchased $11.2 million $185.8 million of single family home mortgage loans from TPO for the years ended December 31, 2023 and 2022, respectively.

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

We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for credit losses.

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

Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for credit losses, which could materially and adversely affect our business, financial condition and results of operations. For information about the average age of our loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Nonperforming Loans.”

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

We expect that gains on the sale of U.S. government guaranteed loans will comprise a significant component of our revenue. The gain on such sales recognized for the years ended December 31, 2023 and 2022 was $7.8 million and $11.9 million, respectively. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while such valuations are subject to validation by an independent third party we believe these valuations reflect fair value, if they do not, then our business, financial condition and results of operations may be materially and adversely affected.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $141.5 million of SBA loans for the year ended December 31, 2023, compared to $192.1 million of SBA loans for the year ended December 31, 2022. We sold $145.0 million of SBA loans for the year ended December 31, 2023, compared to $181.9 million for the year ended December 31, 2022, of the guaranteed portion of our SBA loans. We generally retain the non-guaranteed portions of the SBA loans that we originate. As of December 31, 2023, we held $241.5 million of SBA loans on our balance sheet, of which $239.7 million, or 99%, consisted of the non-guaranteed portion of SBA loans and, of which $1.8 million, or 1%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2023. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be materially and adversely impacted.

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

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have some seasonality. Our 10 largest retail depositor relationships accounted for approximately 6.6% of our deposits as of December 31, 2023. Our largest retail depositor relationship accounted for approximately 1.3% of our deposits as of December 31, 2023. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. Our largest wholesale depositor relationship accounted for approximately 8.9% of our deposits as of December 31, 2023. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe we are capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Further, we believe that our focus on particular aspects of our communities, including the Korean culture and language and our Christian leadership principles, would call for any replacements to embody these same traits, which may make it more difficult to replace management team members and other employees who leave the Company or who retire. Leadership changes occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining talent may continue to increase. We need to continue to attract and retain key employees and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings. The loss of the services of any senior executive and, in particular, Ms. Min Kim, our President and Chief Executive Officer, or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Credit Quality

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. To manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2023, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $6.1 million, or 0.34% of our gross loans, and 0.28% of total assets. We did not have other real estate owned (“OREO”) as of December 31, 2023.

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

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for credit losses for probable incurred losses in our loan portfolio. The allowance is established through a provision for credit losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is also appropriately increased for new loan growth. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance.

In addition, we evaluate all loans identified as impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as nonperforming or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for credit losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified.

Although management believes that the allowance for credit losses is adequate to absorb probable incurred losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments could have a material adverse effect on our business, financial condition and results of operations.

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

We have grown our consolidated assets to $2.15 billion as of December 31, 2023 from $2.09 billion as of December 31, 2022. Our deposits have grown to $1.81 billion as of December 31, 2023 from $1.89 billion as of December 31, 2022. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

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

Competitive Risks

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

If the models that management uses for interest rate risk and asset liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

We have significant deferred tax assets and we cannot assure that it will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. As of December 31, 2023 we had net deferred tax assets of $$13.3 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under U.S. generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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

During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes‑Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or their effect on our operations. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on The Nasdaq Global Market to be suspended or terminated, which could have a negative effect on the trading price of our common stock. In addition, we could become subject to investigations by the

SEC, the Board of Governors of the Federal Reserve System, the FDIC, the DFPI or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business, financial condition and results of operations.

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

Since 2019, our board of directors have declared quarterly cash dividends on our common stock and have approved stock repurchase programs that authorized the repurchase of up to 2,620,000 shares of common stock. As of December 31, 2023, we repurchased an aggregate of 2,020,000 shares at an average price of 8.60% per share. However, we have no obligation to continue doing so and may change our dividend policy and/or share repurchase program at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends, as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends paid to holders of our common stock and the maintenance of share repurchase program.

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

We are a smaller reporting company and the reduced regulatory and reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are permitted to comply with, and we generally elect to comply with, certain reduced reporting requirements for “smaller reporting companies” within the meaning of the rules of the SEC. These rules, among other things, limit our obligation to report on certain matters, including an audit of our reports on internal control over financial reporting, reduced burdens for certain aspects of executive compensation reporting, and a reduction in our obligation to file current reports on Form 8-K pertaining to material cybersecurity incidents. These same rules also afford us certain expanded timelines for filing quarterly and annual reports with the SEC. For as long as we continue to meet the standards as a smaller reporting company, we may take advantage of these reduced regulatory and reporting requirements. We cannot predict if investors will find our common stock less attractive because of our reliance on certain of these exemptions. If some investors find our common stock less attractive as a result, then there may be a less active trading market for our common stock, our stock price may be more volatile and the price of our common stock may decline.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.

Risk Management and Strategy

We believe that our cybersecurity program provides effective protection of client information and of our operating systems from known and reasonably expected risks, while also promoting the timely detection of, and defense against, cyberattacks and other unauthorized access to our information technology (“IT”) systems. In order to accomplish these goals, we maintain up-to-date information security and monitoring controls, which we believe mitigates cybersecurity risks and threats while optimizing the utility of our systems. At the same time, cyberattacks are increasingly common, sophisticated and destructive, and several large, highly sophisticated financial institutions have been successfully targeted in recent years, leading to significant losses of client data, denials and loss of online banking and other data services, and other critical functions that have become essential to modern banking. These events also have carried significant reputational risk for the successfully targeted institutions. In order to mitigate these risks, our Information Security Officer ("ISO") is responsible for our cybersecurity programs and for the detection of and response to any identified threats and incidents. That individual also reports regularly to our Board of Directors, oversees certain policies and procedures that are intended to guard against, detect, and respond to potential breaches of our IT systems. Although the SEC’s new cybersecurity reporting requirements do not require us to file a Form 8-K announcing the occurrence of material cybersecurity incidents, that obligation will apply to the Company with respect to material incidents discovered after June 15, 2024, and we are adapting our disclosure procedures to assure the timely compliance with the Company’s obligations under Item 1.05 of Form 8-K once that requirement becomes applicable to the Company. In the meantime, we continue to evaluate and monitor cybersecurity risks to assess whether any detected incident would be material to investors and, in such an event, we would make a timely report of a material incident under Item 7.01 or Item 8.01 of Form 8-K.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our procedures and security program are the guiding policies over our cybersecurity risk management. Additionally, our IT team uses the best currently available tools to help protect against cybercriminals. We leverage the latest encryption practices and cyber technologies on our systems, devices, and third-party connections and further review vendor encryption to ensure proper information security safeguards are maintained. Our employees are responsible for complying with our cybersecurity standards and complete training to understand the behaviors and technical requirements necessary to keep information secure.

Engaging Third Parties for Risk Management

We recognize the complexity and evolving nature of cybersecurity threats, which is why we engage a range of external experts, including cybersecurity consultants, in evaluating and testing our risk management systems. Our IT security team partners with third-parties to perform annual penetration testing, vulnerability scanning, and monitoring of any potentially suspicious activity across the Company.

Oversight of Third-party Risk

We also maintain a third party risk management program that applies to all third-party vendor relationships. Our Board of Directors has ultimate responsibility for providing oversight for third-party risk management and holding management accountable. The Board provides clear guidance to regarding strategic goals and acceptable risk appetite with respect to third-party relationships. The Board reviews this policy on at least an annual basis to assure that we implement procedures and practices have been established by management. Our chief risk officer is responsible for development and implementation of third-party risk management policies, procedures, and practices, commensurate with the Company’s strategic goals, risk appetite and the level of risk and complexity of its third-party relationships. This individual regularly reports to the Board of Directors regarding third-party risk management activities. The Company’s internal audit staff also determines the frequency and scope of audits to examine the effectiveness of our third party risk management program.

The Company recognizes that not all third-party relationships present the same level of risk, and therefore not all third-party relationships require the same level, degree or type of oversight or risk management. As part of its risk management program, management analyzes the specific risks associated with each third-party relationship, including but not limited to, cybersecurity and information security related risks.

Risks from Cybersecurity Threats

We have not encountered cybersecurity risks or threats that have materially impaired our business strategy, results of operations, or financial condition.

Governance

The Board recognizes the importance of managing risks associated with cybersecurity threats. The Board has established robust oversight procedures to promote effective governance in managing cybersecurity risks because of the significance of these threats to our operational integrity and shareholder confidence.

Board of Directors Oversight

The Board Risk and Compliance Committee ("BRCC") is central to the Board’s oversight of cybersecurity risks. The BRCC currently oversees various risk areas such as regulatory compliance, CRA, BSA/AMLA, enterprise risk management, cybersecurity, technology, and third-party risk management. The committee ensures that the Board maintains appropriate expertise to assure the appropriate management of cybersecurity risk. The BRCC reports periodically to the Board on the effectiveness of cybersecurity risk management processes and cybersecurity risk trends. The Board also receives specific reports from senior management with oversight responsibility for cybersecurity risks within the Company. These reports include risk assessments of cybersecurity and related risks, as well as the company’s vulnerability to those risks. The BRCC reviews an annual evaluation of the company’s cybersecurity posture and the effectiveness of its risk management strategies, identifying areas for improvement and ensuring the cybersecurity efforts are integrated with the overall risk management framework.

Management’s Role in Managing Risk

The ISO plays a pivotal role in informing the BRCC on cybersecurity risks. Jointly with the Chief Risk Officer, the ISO reports quarterly to the BRCC on a range of topics, including:

•Current cybersecurity landscape and risks;
•Status of ongoing cybersecurity incidents, threats and strategies;
•Internal and external test result and remediation efforts;
•Enforcement of ongoing awareness training on information security;
•Cybersecurity incident reporting and post-incident reviews; and
•Compliance with regulatory requirements and evolving industry trends.

The ISO reports to the BRCC on the status and impact of any information security related developments and strategic initiatives, and depending on the severity of the situation, directly to the Board of Directors. In addition to regular meetings, the BRCC, the ISO, Chief Risk Officer, Chief Information Officer, and Chief Executive Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks that we face, particularly as a financial institution. The Company’s Management Risk and Compliance Committee also reports directly to the BRCC regarding our risk management initiatives. The BRCC also receives quarterly reports from the Executive IT Committee and IT department in order to say informed on all aspects of cybersecurity risk affecting the Company.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the ISO, who has extensive cybersecurity program management experience working in various information security roles, including teaching as an information security instructor at a University. The ISO holds various information security qualifications, such as a doctoral degree in information technology and cyber security and holds the Certified Information Systems Security Professional ("CISSP") certification. The ISO and Chief Risk Officer are responsible for managing the disclosure and communications related to cybersecurity incidents. Our Chief Risk Officer chairs the Management Compliance and Risk Committee independently and has more than 20 years of experience in compliance and risk management.

Monitoring Cybersecurity Incidents

The company utilizes various industry-leading systems to provide 24/7 threat detection and response capability, many of which provide proactive measures to shut threats down before they can harm the organization. Additionally, the company’s incident response team periodically performs proactive measures, searching for potential indicators of threats, compromise, and bad actors on our network. Endpoint and network detection tools alert IT staff of security events that warrant further analysis. The ISO is kept abreast of all active investigations. If an incident is identified, we attempt to contain the threat is immediately, such as if systems could be taken offline to stop the spread of an attack. Eradication of an attacker’s artifacts, such as user accounts and malicious code, would then be performed. The Company maintains Business Continuity and Disaster Recovery plans, processes, and technology to restore systems affected by a cybersecurity incident. The ISO may determine that an incident has the potential to be materially relevant and would escalate that determination to the executive management, including Chief Executive Officer, Chief Risk Officer, Chief Information Officer, Chief Financial Officer, and other leaders and advisors of the Company. In addition, we maintain insurance that we believe is customary against certain insurable cybersecurity risks. However, certain aspects of cybersecurity risks are not insurable, and the availability, extent, and cost of coverage may limit our recourse to these sources of risk mitigation.

Reporting to Board of Directors

The ISO, in his capacity as such, regularly reports to management and the BRCC on all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept informed of our cybersecurity and the potential risks we face. In the event of certain cybersecurity matters which present increasing concern, our policies require escalating these cybersecurity and risk management decisions to the full Board.

Item 2. Properties.
Corporate Offices
Our corporate offices are located at 1000 Wilshire Blvd., Los Angeles, California 90017 on the fifth floor of a twenty-two story Class-A type office building. Our corporate office space consists of 19,072 square feet and is subject to a lease which expires in January 2030. The current monthly rent for the fifth floor is $42,720 and is subject to 3.1% annual increases until the lease expires.
Branch Offices

Office	Location
Wilshire Office	1000 Wilshire Blvd., Suite 100
Los Angeles, CA 90017
Fashion District Office	747 East 10th Street, Suite 310
Los Angeles, CA 90021
Aroma Office	3680 Wilshire Blvd., Suite 101
Los Angeles, CA 90010
Olympic Office	3030 West Olympic Blvd., Suite 110
Los Angeles, CA 90006
Western Office	550 South Western Avenue
Los Angeles, CA 90020
Gardena Office	15435 South Western Avenue, Suite 100-D
Gardena, CA 90249
Buena Park Office	5141 Beach Blvd., Building 2 Suite E
Buena Park, CA 90621
Santa Clara Office	2998 East El Camino Real
Santa Clara, CA 95051
Carrollton Office	2540 Old Denton Road, Suite 314
Carrollton, TX 75006
Cerritos Office	11811 South Street
Cerritos, CA 90703
Spring Mountain Office	5599 Spring Mountain Road, Suite 100
Las Vegas, Nevada 89146
Wilshire Office. The Wilshire Office is located on the first floor at 1000 Wilshire Blvd, Los Angeles, California, where our corporate offices are also located. The office consists of 11,115 square feet and is subject to a lease which expires in January 2030. The current monthly rent is $24,171 and is subject to 3.0% annual increases until the lease expires.
Fashion District Office. The Fashion District Office is located on the third floor in a four-story multi-tenant multi-use stand-alone building in Downtown, Los Angeles, California. The office consists of approximately 2,189 square foot and is subject to a lease which expires in June 2027. The current monthly rent is $6,142 and is subject to 3.0% annual increases until the lease expires. We have reserved the right to extend the term of the lease for two additional periods of five years.
Aroma Office. In June 2013, we leased approximately 2,734 square feet on the ground floor in a five-story multi-tenant multi-use stand-alone building located in Koreatown, Los Angeles, California. We extended the lease for a period of five years until March 2028. The current monthly rent is $8,960 and is subject to annual increases equal to the Consumer Price Index (CPI), not to exceed 3.0%, until the lease expires. We have reserved the right to extend the term of the lease for an additional period of five years.

Olympic Office. In April 2014, we leased approximately 3,800 square feet in a one-story shopping strip building. The current monthly rent is $11,635 and is subject to annual CPI adjustments until the lease expires in March 2029. We have reserved the right to extend the term of the lease for an additional period of five years.
Western Office. In June 2015, we leased a building with approximately 12,450 square feet. The current monthly rent is $50,544 and is subject to 3.0% annual increases until the lease expires in May 2025. We have reserved the right to extend the term of the lease for two additional periods of five years each. The office utilizes approximately 4,000 square feet, and the remaining space, including the common area, is being used by two other departments.
Gardena Office. The Gardena Office is located on the first floor in a two-story multi-tenant, multi-use, stand-alone building. The office consists of approximately 1,520 square feet and is subject to a lease which expires on August, 2027. The current monthly rent payment is $5,479 and is subject to 3.0% annual increases until the lease expires.
Buena Park Office. The Buena Park Office is located on a Class-A shopping strip building. The office consists of approximately 3,047 square feet and is subject to a lease which expires on March 2028. The current monthly rent is $13,358 and is subject to annual CPI adjustments until the lease expires. We have reserved the right to extend the term of the lease for an additional period of five years.
Santa Clara Office. In August 2017, we leased approximately 2,678 square feet in a building. The current monthly rent is $10,790 and is subject to annual increases of 3.0% until the lease expires in August 2027. We have reserved the right to extend the term of the lease for two additional periods of five years each.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Global Market under the symbol “OPBK.” As of March 1, 2024, we had 163 record holders of our common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees.

Dividends

OP Bancorp maintains a policy of returning capital to shareholders in a manner, and at times and amounts, that provide for what we believe is an optimum balance between preserving liquidity and capital to assure compliance with applicable regulatory requirements and state laws, on the one hand, while providing an attractive total return to shareholders after giving effect to fluctuations in our stock price.

Consistent with this policy, on July 28, 2022, the Company increased a quarterly cash dividend from $0.10 per share to $0.12 per share ($0.48 per share on an annualized basis and an annual yield of 4.4% based on a common share price of $10.95 per share as of December 31, 2023). We believe that current level of dividends is reasonable based on our review of our overall risk profile, and an evaluation of our current and anticipated capital, asset quality, earnings, liquidity and sensitivity position. However, the amount of dividends to be paid will be subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.
As a holding company, our ability to pay cash dividends is affected by the ability of our bank subsidiary, the Bank, to pay cash dividends. The ability of the Bank (and our ability) to pay cash dividends in the future and the amount of any such cash dividends is and could be in the future further influenced by bank regulatory requirements and approvals and capital guidelines.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on the Bank to pay dividends to the Company see “Item 1 — Business — Supervision and Regulation — The Company — Dividend Payments, Stock Redemptions, and Repurchases” and “— The Bank — Dividend Payments.”

Securities Authorized for Issuance Under Equity Compensation Plans

For information on the Securities Authorized for Issuance under the Company’s Equity Compensation Plan see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 24, 2023, our Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to 750,000 shares of its common stock, which is approximately 5% of its outstanding shares. The following table summarizes share repurchase activities of the stock repurchase program during the quarter ended December 31, 2023.

Purchase date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Program	Approximate Number of Shares that May Yet Be Purchased Under the Program
October 1, 2023 - October 31, 2023	150,000	$8.72	150,000	600,000
November 1, 2023 - November 30, 2023	—	—	—	600,000
December 1, 2023 - December 31, 2023	—	—	—	600,000
	150,000	$8.72	150,000	600,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and the related notes thereto contained in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
We are a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank, our banking subsidiary. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American community.
Our results of operations depend primarily on our net interest income. We drive our income from interest received on our loan portfolio and the fee income we receive in connection with our deposits, and the sale and service of SBA loans. Our major operating expenses are the interest we pay on deposits, the salaries and related benefits we pay our management and staff, and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate eight branches in Los Angeles and Orange Counties in California, one branch in Santa Clara, California, one branch in Carrollton, Texas and one branch in Las Vegas, Nevada. We have four loan production offices in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, and Lynnwood, Washington.

We adopted Accounting Standards Update (“ASU”) 2016-13, which replaced the current incurred loss accounting model with the Current Expected Credit Losses approach. The adoption of this ASU increased the allowance for credit losses by $1.9 million and allowance for off-balance sheet commitments by $184 thousand and recorded a deferred tax assets of $624 thousand and a decrease to opening retained earnings of $1.5 million on January 1, 2023.

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
The following significant items are of note as of or for the periods presented:
As of December 31, 2023 compared to as of 2022
•Total assets were $2.15 billion, an increase of $53.2 million, or 2.5%, from $2.09 billion.
•Gross loans were $1.77 billion, an increase of $87.6 million, or 5.2%, from $1.68 billion.
•Total deposits were $1.81 billion, a decrease of $78.2 million, or 4.1%, from $1.89 billion.
•Shareholders’ equity was $192.6 million, an increase of $15.7 million, or 8.9%, from $176.9 million.
For the year ended December 31, 2023 compared to 2022
•Net interest income decreased to $68.7 million, a decrease of $8.2 million, or 10.7%, from $76.9 million.
•Net income was $23.9 million or $1.55 per diluted common share, a decrease of $9.4 million, or 28.2%, from $33.3 million or $2.14 per diluted common share.
For the year ended December 31, 2022 compared to 2021
•Net interest income increased to $76.9 million, an increase of $15.9 million, or 26.0%, from $61.0 million.
•Net income was $33.3 million or $2.14 per diluted common share, an increase of $4.5 million, or 15.5%, from $28.8 million or $1.88 per diluted common share.

SELECTED FINANCIAL DATA

	Year Ended December 31,
($ in thousands, except share and per share data)	2023	2022	2021
Income Statement Data:
Interest income	$121,665	$88,212	$64,158
Interest expense	52,978	11,301	3,132
Net interest income	68,687	76,911	61,026
Provision for credit losses	1,651	2,976	522
Noninterest income	14,181	17,619	16,017
Noninterest expense	47,726	44,830	35,865
Income before income taxes	33,491	46,724	40,656
Income tax expense	9,573	13,414	11,816
Net income	23,918	33,310	28,840
Per Share Data:
Basic income per share	$1.55	$2.15	$1.89
Diluted income per share	1.55	2.14	1.88
Book value per share	12.84	11.59	10.92
Shares of common stock outstanding	15,000,436	15,270,344	15,137,808
Performance Ratios:
Return on average assets	1.13%	1.74%	1.83%
Return on average equity	13.05	19.57	18.90
Yield on total loans	6.33	5.25	4.94
Yield on average earning assets	5.96	4.79	4.23
Cost of average interest-bearing liabilities	4.10	1.22	0.42
Cost of deposits	2.70	0.65	0.22
Net interest margin	3.37	4.18	4.02
Efficiency ratio(1)	57.59	47.42	46.55

(1)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

	As of December 31,
($ in thousands)	2023	2022
Balance Sheet Data:
Gross loans	$1,765,845	$1,678,292
Loans held for sale	1,795	44,335
Allowance for credit losses	21,993	19,241
Total assets	2,147,730	2,094,497
Total deposits	1,807,558	1,885,771
Shareholders’ equity	192,626	176,916
Asset Quality Data:
Nonperforming loans to gross loans	0.34%	0.18%
Allowance for credit losses to nonperforming loans	362	625
Allowance for credit losses to gross loans	1.25	1.15
Balance Sheet and Capital Ratios:
Gross loans to deposits	97.69%	89.00%
Noninterest-bearing deposits to deposits	28.92	37.20
Average equity to average total assets	8.62	8.88
Leverage ratio	9.57	9.38
Common equity tier 1 ratio	12.52	11.87
Tier 1 risk-based capital ratio	12.52	11.87
Total risk-based capital ratio	13.77	13.06

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in the “Notes to Consolidated Financial Statements, Note 1. Business and Summary of Significant Accounting Policies.”

New Accounting Pronouncements Adopted

Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted ASU 2016-13 using a modified retrospective approach on January 1, 2023. The Company replaced the current incurred loss accounting model with the Current Expected Credit Losses ("CECL") approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts.

The adoption of this ASU increased the allowance for credit losses by $1.9 million and allowance for off-balance sheet commitments by $184 thousand. The Company also recorded a deferred tax assets of $624 thousand and a decrease to opening retained earnings of $1.5 million on January 1, 2023. The increase to allowance for credit losses was primarily due to longer duration of home mortgage loans, offset primarily by shorter duration of commercial and industrial ("C&I")

loans. The Company did not record an allowance for credit losses on the Company’s available-for-sale debt securities as a result of this adoption. Disclosures for periods after January 1, 2023 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies.

Allowance for Credit Losses

The Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of CECL, the Company elected not to consider accrued interest receivable in its estimated credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The Company uses transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. The Company incorporates future economic conditions using a weighted multiple scenario approach: baseline and adverse. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. We make critical accounting estimates, including the judgments made in the application of significant accounting policies, sensitivity to change, and the likelihood of materially different reported results if different assumptions were used.

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

RESULTS OF OPERATIONS
Net Income

We reported net income for the year ended December 31, 2023 of $23.9 million, a decrease of $9.4 million, or 28.2%, compared to net income of $33.3 million for the same period of 2022. The decrease was primarily due to a $8.2 million decrease in net interest income, a $3.4 million decrease in noninterest income and a $2.9 million increase in noninterest expense, offset by a $3.8 million decrease income tax expense and a $1.3 million decrease in provision for credit losses.

We reported net income for the year ended December 31, 2022 of $33.3 million, and increase of $4.5 million, or 15.5%, compared to net income of $28.8 million for the same period of 2021. The increase was primarily due to a $15.9 million increase in net interest income, partially offset by a $9.0 million increase in noninterest expense and a $2.5 million increase in provision for credit losses.

	Year Ended December 31,			Change 2023 vs. 2022	Change 2022 vs. 2021
($ in thousands)	2023	2022	2021
Interest income	$121,665	$88,212	$64,158	$33,453	$24,054
Interest expense	52,978	11,301	3,132	41,677	8,169
Net interest income	68,687	76,911	61,026	(8,224)	15,885
Provision for credit losses	1,651	2,976	522	(1,325)	2,454
Noninterest income	14,181	17,619	16,017	(3,438)	1,602
Noninterest expense	47,726	44,830	35,865	2,896	8,965
Income before income tax expense	33,491	46,724	40,656	(13,233)	6,068
Income tax expense	9,573	13,414	11,816	(3,841)	1,598
Net income	$23,918	$33,310	$28,840	$(9,392)	$4,470

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

	Year Ended December 31,
	2023			2022
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in other banks	$78,676	$4,040	5.14%	$79,482	$1,399	1.76%
Federal funds sold and other investments(1)	14,963	1,031	6.89	11,810	598	5.06
Available-for-sale debt securities	202,167	6,131	3.03	170,479	3,351	1.97
Total investments	295,806	11,202	3.79	261,771	5,348	2.04
Commercial real estate loans	857,124	48,312	5.64	777,776	37,861	4.87
SBA loans	260,507	28,514	10.95	321,757	24,073	7.48
Commercial and industrial loans	119,135	9,189	7.71	142,630	7,217	5.06
Home mortgage loans	507,125	24,384	4.81	334,984	13,660	4.08
Consumer & other loans	987	64	6.51	1,071	53	4.95
Loans(2)	1,744,878	110,463	6.33	1,578,218	82,864	5.25
Total interest-earning assets	2,040,684	121,665	5.96	1,839,989	88,212	4.79
Noninterest-earning assets	84,757			76,883
Total assets	$2,125,441			$1,916,872

Interest-bearing liabilities:
Money market deposits and others	$374,116	$13,830	3.70%	$475,414	$5,305	1.12%
Time deposits	841,804	35,605	4.23	445,169	5,905	1.33
Total interest-bearing deposits	1,215,920	49,435	4.07	920,583	11,210	1.22
Borrowings	77,114	3,543	4.59	2,089	91	4.36
Total interest-bearing liabilities	1,293,034	52,978	4.10	922,672	11,301	1.22
Noninterest-bearing liabilities:
Noninterest-bearing deposits	613,797			796,175
Other noninterest-bearing liabilities	35,377			27,829
Total noninterest-bearing liabilities	649,174			824,004
Shareholders’ equity	183,233			170,196
Total liabilities and shareholders’ equity	$2,125,441			$1,916,872
Net interest income / interest rate spreads		$68,687	1.86%		$76,911	3.57%
Net interest margin			3.37%			4.18%

Cost of deposits			2.70%			0.65%
Cost of funds			2.78%			0.66%

(1)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(2)Average loan balances include non-accrual loans and loans held for sale.

	Year Ended December 31,
	2022			2021
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in other banks	$79,482	$1,399	1.76%	$132,090	$170	0.13%
Federal funds sold and other investments(1)	11,810	598	5.06	10,755	455	4.23
Available-for-sale debt securities	170,479	3,351	1.97	108,346	1,085	1.00
Total investments	261,771	5,348	2.04	251,191	1,710	0.68
Commercial real estate loans	777,776	37,861	4.87	672,045	30,645	4.56
SBA loans	321,757	24,073	7.48	355,114	21,760	6.13
Commercial and industrial loans	142,630	7,217	5.06	114,628	4,463	3.89
Home mortgage loans	334,984	13,660	4.08	122,465	5,520	4.51
Consumer & other loans	1,071	53	4.95	1,095	60	5.51
Loans(2)	1,578,218	82,864	5.25	1,265,347	62,448	4.94
Total interest-earning assets	1,839,989	88,212	4.79	1,516,538	64,158	4.23
Noninterest-earning assets	76,883			55,201
Total assets	$1,916,872			$1,571,739

Interest-bearing liabilities:
Money market deposits and others	$475,414	$5,305	1.12%	$362,900	$1,134	0.31%
Time deposits	445,169	5,905	1.33	378,585	1,998	0.53
Total interest-bearing deposits	920,583	11,210	1.22	741,485	3,132	0.42
Borrowings	2,089	91	4.36	1,988	—	—
Total interest-bearing liabilities	922,672	11,301	1.22	743,473	3,132	0.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	796,175			656,130
Other noninterest-bearing liabilities	27,829			19,558
Total noninterest-bearing liabilities	824,004			675,688
Shareholders’ equity	170,196			152,578
Total liabilities and shareholders’ equity	$1,916,872			$1,571,739
Net interest income / interest rate spreads		$76,911	3.57%		$61,026	3.81%
Net interest margin			4.18%			4.02%

Cost of deposits			0.65%			0.22%
Cost of funds			0.66%			0.22%

(1)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(2)Average loan balances include non-accrual loans and loans held for sale.

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

	Year Ended December 31,
	2023 vs 2022
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(28)	$2,669	$2,641
Federal funds sold and other investments	238	195	433
Available-for-sale debt securities	803	1,977	2,780
Total investments	1,013	4,841	5,854
Commercial real estate loans	4,167	6,284	10,451
SBA loans	(5,493)	9,934	4,441
Commercial and industrial loans	(1,716)	3,688	1,972
Home mortgage loans	7,937	2,787	10,724
Consumer & other loans	(5)	16	11
Total loans	4,890	22,709	27,599
Total interest-earning assets	5,903	27,550	33,453
Interest-bearing liabilities:
Money market deposits and others	(1,527)	10,052	8,525
Time deposits	11,914	17,786	29,700
Total interest-bearing deposits	10,387	27,838	38,225
Borrowings	3,349	103	3,452
Total interest-bearing liabilities	13,736	27,941	41,677
Net interest income	$(7,833)	$(391)	$(8,224)

	Year Ended December 31,
	2022 vs 2021
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(497)	$1,726	$1,229
Federal funds sold and other investments	78	65	143
Available-for-sale debt securities	923	1,343	2,266
Total investments	504	3,134	3,638
Commercial real estate loans	4,983	2,233	7,216
SBA loans	(3,276)	5,589	2,313
Commercial and industrial loans	734	2,020	2,754
Home mortgage loans	8,602	(462)	8,140
Consumer & other loans	(1)	(6)	(7)
Total loans	11,042	9,374	20,416
Total interest-earning assets	11,546	12,508	24,054
Interest-bearing liabilities:
Money market deposits and others	1,159	3,012	4,171
Time deposits	669	3,238	3,907
Total interest-bearing deposits	1,828	6,250	8,078
Borrowings	2	89	91
Total interest-bearing liabilities	1,830	6,339	8,169
Net interest income	$9,716	$6,169	$15,885

2023 Compared to 2022

Net interest income decreased $8.2 million, or 10.7%, to $68.7 million for the year ended December 31, 2023 from $76.9 million for the same period of 2022, primarily due to higher interest expense on deposits, partially offset by higher interest income on loans and investments.

Interest expense on deposits increased $38.2 million to $49.4 million for the year 2023, compared with $11.2 million for the same period of 2022. The increase was primarily due to a 32.1% increase in average balance of interest-bearing deposits and a 285 basis point increase in average cost of interest-bearing deposits driven by the Federal Reserve's rate increases.

Average balance of interest-bearing deposits increased $295 million or 32.1% compared with the same period of 2022 because a $167 million increase in average balance of loans and a $182 million decrease in noninterest-bearing deposits for the year 2023 were primarily funded through the increase in interest-bearing deposits. Average cost of interest-bearing deposits increased a 285 basis point to 4.1% for the year ended December 31, 2023, from 1.2% for the same period of 2022, primarily due to the Federal Reserve’s rate increases.

Interest income on total investments, including interest-bearing deposits in other banks and available-for-sale debt securities, increased $5.9 million primarily due to a 175 basis point increase in average yield on total investments to 3.79% for the year 2023 from 2.04% for the same period of 2022 driven by the Federal Reserve’s rate increases and higher yields on securities purchased in 2023.

Interest income on loans increased $27.6 million to $110.5 million for the year 2023 compared with $82.9 million for the year 2022, primarily due to a $167 million increase in average balance of loans and a 108 basis point increase in average yield on loans.

Net interest margin was 3.37% for the year ended December 31, 2023, a 81 basis point decrease from 4.18% for the same period of 2022, primarily due to a 171 basis point decrease in net interest spread from the higher increase in average cost of interest-bearing deposits compared to the increase in average yield on loans and investments.
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
2023 Compared to 2022
The provision for credit losses was $1.7 million for the year ended December 31, 2023, compared to $3.0 million for the same period of 2022. The $1.7 million in the provision for credit losses was mainly composed of a $735 thousand increase in qualitative reserves and a $754 thousand increase in net charge-offs for the year 2023. The qualitative reserves were primarily due to upward adjustments to qualitative factors based on deteriorating economic and business conditions in 2023 compared to 2022 and an increasing trend in nonperforming and classified loans in our loan portfolio. There was no change in quantitative reserves in 2023 as a $450 thousand increase in reserves from loan growth in 2023 was offset by an equivalent release of reserves from decreases in historical loss factors.
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
2023 Compared to 2022
The following table sets forth the various components of our noninterest income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposit	$2,123	$1,675	$448	26.7%
Loan servicing fees, net of amortization	2,449	2,416	33	1.4
Gain on sale of loans	7,843	12,285	(4,442)	(36.2)
Other income	1,766	1,243	523	42.1
Total noninterest income	$14,181	$17,619	$(3,438)	(19.5)%

Noninterest income for the year ended December 31, 2023 was $14.2 million, a decrease of $3.4 million, or 19.5%, compared to $17.6 million for the same period of 2022, primarily due to a decrease in gain on sale of loans.
Gain on sale of loans was $7.8 million for the year ended December 31, 2023, compared to $12.3 million for the same period of 2022, a decrease of $4.4 million or 36.2%. The decrease was primarily due to a lower sold amount in SBA loans and a lower average sales premium. We sold $145.0 million of SBA loans with an average premium of 6.65% for the year ended December 31, 2023, compared to a sale of $181.9 million of SBA loans with an average premium of 7.45% in the same period of 2022.
Other income was $1.8 million for the year ended December 31, 2023, compared to $1.2 million, an increase of $523 thousand or 42.1%, primarily due to a $479 thousand increase in a holding gain on our equity in equity investments. Equity investments had an unrealized holding gain of $48 thousand as of December 31, 2023 compared to an unrealized holding loss of $431 thousand as of December 31, 2022.
Service charges on deposit was $2.1 million for the year ended December 31, 2023, compared to $1.7 million for the same period of 2022, an increase of $448 thousand or 26.7%, primarily due to an increase in deposit analysis fees from an increase in the number of analysis accounts.

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
Noninterest Expense
2023 Compared 2022
The following table sets forth the major components of our noninterest expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$29,593	$27,189	$2,404	8.8%
Occupancy and equipment	6,490	5,964	526	8.8
Data processing and communication	2,109	2,085	24	1.2
Professional fees	1,571	1,620	(49)	(3.0)
FDIC insurance and regulatory assessments	1,457	813	644	79.2
Promotion and advertising	614	543	71	13.1
Directors' fees	680	682	(2)	(0.3)
Foundation donation and other contributions	2,400	3,393	(993)	(29.3)
Other expenses	2,812	2,541	271	10.7
Total noninterest expense	$47,726	$44,830	$2,896	6.5%

Noninterest expense for the year ended December 31, 2023 was $47.7 million, compared with $44.8 million for the same period of 2022, an increase of $2.9 million or 6.5%.

Salaries and employee benefits for the year ended December 31, 2023 was $29.6 million, compared to $27.2 million for the same period of 2022, an increase of $2.4 million, or 8.8%. The increase was primarily due to a $1.0 million increase from a 17.2 increase in average number of full-time employees to 224.4 in 2023 from 207.2 in 2022, and a $850 thousand decrease in loan origination costs as a result of lower loan originations in 2023.

Occupancy and equipment for the year ended December 31, 2023 was $6.5 million, compared to $6.0 million for the same period of 2022, an increase of $526 thousand, or 8.8%. The increase was primarily due to the opening of Spring Mountain Office in Las Vegas, Nevada and two renewed leases for branches in California.
FDIC insurance and regulatory assessments for the year ended December 31, 2023 was $1.5 million, compared to $813 thousand, an increase of $644 thousand, or 79.2%. The increase was primarily due to our deposit growth from the same period of 2022 and an increase in FDIC assessment fees in 2023.

Foundation donations and other contributions for the year ended December 31, 2023 was $2.4 million, compared to $3.4 million, a decrease of $993 thousand, or 29.3%. The decrease was primarily due to lower donation accruals for Open Stewardship Foundation as a result of lower net income.

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

Income Tax Expense
Income tax expense was $9.6 million for the year ended December 31, 2023, compared to $13.4 million for the same period of 2022, primarily due to a $13.2 million or 28.3% decrease in income before income tax to $33.5 million in 2023 from $46.7 million for 2022. Effective tax rates were 28.6% and 28.7% for the years ended December 31, 2023 and 2022, respectively.
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

We recognized net deferred tax assets of $13.3 million and $14.3 million as of December 31, 2023 and 2022, respectively. After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets as of December 31, 2023 will be fully realized in future years.

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
All securities in our investment portfolio were classified as available-for-sale as of December 31, 2023. There were no held-to-maturity or trading securities in our investment portfolio as of December 31, 2023. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities and tax-exempt municipal securities.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented:

	December 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$48,318	$43,877	$(4,441)	$55,189	$49,764	$(5,425)
Residential collateralized mortgage obligations	162,142	144,459	(17,683)	179,953	160,045	(19,908)
Municipal securities - tax exempt	5,726	5,914	188	—	—	—
Total available-for-sale debt securities	$216,186	$194,250	$(21,936)	$235,142	$209,809	$(25,333)

Available-for-sale debt securities decreased $15.6 million, or 7.4%, to $194.3 million as of December 31, 2023 from $209.8 million as of December 31, 2022, primarily due to 24.4 million in principal paydowns, partially offset by purchases of $5.6 million in tax exempt municipal securities for the year ended December 31, 2023. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of December 31, 2023 and 2022.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, we expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, we did not record an allowance for credit losses on January 1, 2023 and does not have allowance for credit losses as of December 31, 2023.
The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$1,082	2.18%	$640	2.26%	$46,596	2.26%
Residential collateralized mortgage obligations	—	—	252	1.81	2,664	1.39	159,226	2.81
Municipal securities - tax exempt	—	—	—	—	—	—	5,726	5.14
Total available-for-sale debt securities	$—	—%	$1,334	2.11%	$3,304	1.56%	$211,548	2.75%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	December 31, 2023		December 31, 2022
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$885,585	50.2%	$842,208	50.1%
SBA—real estate	224,695	12.7	221,340	13.2
SBA—non-real estate	14,997	0.8	13,377	0.8
Commercial and industrial	120,970	6.9	116,951	7.0
Home mortgage	518,024	29.3	482,949	28.8
Consumer	1,574	0.1	1,467	0.1
Gross loans receivable	1,765,845	100.0%	1,678,292	100.0%
Allowance for credit losses	(21,993)		(19,241)
Loans receivable, net(1)	$1,743,852		$1,659,051

(1)     Includes net deferred loan costs and unamortized premiums of $140 thousand and $160 thousand as of December 31, 2023 and 2022, respectively.
Gross loans increased $87.6 million, or 5.2%, to $1.77 billion as of December 31, 2023, compared to $1.68 billion as of December 31, 2022. The increase was primarily attributable to new loan production of $374.5 million, partially offset by loan payoffs and paydowns of $213.8 million.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of December 31, 2023 and 2022:

	December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$66,776	$84,427	$414,863	$79,933	$192,074	$47,512	$885,585
SBA—real estate	—	—	—	25	—	224,670	224,695
SBA—non- real estate	—	116	1	3,535	—	11,345	14,997
Commercial and industrial	18,478	30,172	7,996	27,154	23,644	13,526	120,970
Home mortgage	—	—	—	—	495,425	22,599	518,024
Consumer	—	1,574	—	—	—	—	1,574
Gross loans	$85,254	$116,289	$422,860	$110,647	$711,143	$319,652	$1,765,845

	December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$27,735	$33,894	$387,902	$116,088	$248,812	$27,777	$842,208
SBA—real estate	—	—	—	34	—	221,306	221,340
SBA—non- real estate	—	75	442	3,964	—	8,896	13,377
Commercial and industrial	8,905	27,917	1,611	28,082	31,185	19,251	116,951
Home mortgage	—	—	—	—	465,749	17,200	482,949
Consumer	—	1,136	—	331	—	—	1,467
Gross loans	$36,640	$63,022	$389,955	$148,499	$745,746	$294,430	$1,678,292

Our loan portfolio is concentrated in commercial real estate, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 92.2% of our gross loans were secured by real property as of December 31, 2023, compared to 92.1% as of December 31, 2022.
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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $885.6 million as of December 31, 2023 compared to $842.2 million as of December 31, 2022. During the year ended December 31, 2023, we originated $103.3 million of commercial real estate loans. As of December 31, 2023, approximately 76.1% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of December 31, 2023, our average loan to value for commercial real estate loans was 50.7%.
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
As of December 31, 2023, our SBA portfolio totaled $239.7 million, compared to $234.7 million as of December 31, 2022. We originated $141.5 million for the year ended December 31, 2023. We sold SBA loans of $145.0 million with a 6.65% average premium during year ended December 31, 2023.
From our total SBA loan portfolio, $224.7 million is secured by real estate and $15.0 million is unsecured or secured by business assets as of December 31, 2023.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $121.0 million as of December 31, 2023, compared to $117.0 million as of December 31, 2022. We originated $63.3 million for the year ended December 31, 2023.
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

Home mortgage loans totaled $518.0 million as of December 31, 2023, compared to $482.9 million as of December 31, 2022. For the year ended December 31, 2023, we originated $65.0 million of home mortgage loans and purchased $11.2 million of home mortgage loans from third party mortgage originators.
Loan Servicing

As of December 31, 2023 and 2022, we serviced $707.4 and $702.1 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Year Ended December 31
($ in thousands)	2023	2022	2021
Beginning balance	$12,759	$12,720	$7,360
Additions from loans sold with servicing retained	3,400	4,424	2,799
Additions from purchase of servicing rights	—	—	6,097
Amortized to expense	(4,418)	(4,385)	(3,536)
Ending balance	$11,741	$12,759	$12,720

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
The adoption of this ASU increased the allowance for credit losses by $1.9 million and allowance for off-balance sheet commitments by $184 thousand. We also recorded a deferred tax assets of $624 thousand and a decrease to opening retained earnings of $1.5 million on January 1, 2023. The increase to allowance for credit losses was primarily longer duration of home mortgage loans, offset primarily by shorter duration of commercial and industrial loans. We did not record an allowance for credit losses on our available-for-sale debt securities as a result of this adoption. Disclosures for periods after January 1, 2023 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies.

We employ a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of CECL, we elected not to consider accrued interest receivable in its estimated credit losses because we write off uncollectible accrued interest receivable in a timely manner. We consider writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. We have elected to write off accrued interest receivable by reversing interest income. We use transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. We incorporate future economic conditions using a weighted multiple scenario approach: baseline and adverse. We apply a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. Additionally, we aggregated loan portfolio based on similar risk characteristic. We elected to use the Call Report codes and loan risk ratings for loan segmentation in allowance for credit losses.

The allowance for credit losses is sensitive to numerous factors, including unemployment rate forecasts, change in asset quality, prepayment rates, and real estate indices. Given the dynamic relationship between these factors within our model, it is difficult to estimate the impact of any one factor or input on the allowance for credit losses. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types. Additionally, changes in factors and input may be discretionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to provide additional context regarding the sensitivity of the allowance for credit losses to changes in key variable, we used the following assumptions in a sensitivity analysis of our allowance for credit losses: unemployment rate forecast based on supervisory severely adverse scenario, 0% prepayment rates, loan risk grade changes of commercial real estate and commercial and industrial loan portfolio in worst case scenario based on our history, and applying a 100% weighting to severely adverse scenario.

The analysis demonstrates the sensitivity to the allowance for credit losses to key quantitative assumptions and it is not intended to estimate changes in the overall allowance for credit losses and it does not capture all the potential unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical severe conditions.

In order to quantify the credit risk impact of other trends and changes within the loan portfolio, we utilize qualitative adjustments to the modeled estimated loss approaches. Included in the qualitative portion of our analysis of the allowance for credit losses are key inputs including GDP, unemployment rates, interest rates, asset quality ratios, loan portfolio concentration, California house price index and commercial real estate price index. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors listed below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the loss rates. This matrix considers the following nine factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council Interagency Policy Statement on the Allowance for Credit Losses, updated to reflect the adoption of CECL:

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

We segment loans primarily by Call Report codes (collateral type) and loan risk ratings, considering that the same type of loans share considerable similar risk characteristics. For loans that do not share similar risk characteristics such as nonaccrual loans above $500 thousand, we evaluate these loans on an individual basis in accordance with ASC 326. Such nonaccrual loans are considered to have different risk profiles than performing loans and are therefore evaluated individually. We elected to collectively assess nonaccrual loans with balances below $500 thousand along with the performing and accrual loans, in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. For individually assessed loans, the allowance for credit losses is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; or 2) the fair value of the collateral, if the loan is collateral-dependent. For the collateral-dependent loans, we obtain a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, we obtain updated appraisals every twelve months from a qualified independent appraiser. If the fair value of the collateral is less than the amortized balance of the loan, we recognize an allowance for credit losses with a corresponding charge to the provision for credit losses.

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

As of December 31, 2023, there were $5.2 million of collateral-dependent loans which are primarily secured by residential and commercial real estate, as well as equipment. The allowance for credit losses allocated to these loans as of December 31, 2023 was $355 thousand.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023, for which repayment is expected to be obtained through the sale of the underlying collateral.

($ in thousands)	Hotel / Motel	Single-Family Residential	Total
As of December 31, 2023
SBA—real estate	$2,923	$—	$2,923
Home mortgage	—	2,241	2,241
Total	$2,923	$2,241	$5,164

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
The allowance for credit losses was $22.0 million as of December 31, 2023, compared to $19.2 million as of December 31, 2022. $1.7 million provision of credit losses was recorded for the year ended December 31, 2023, compared to provision for credit losses of $3.0 million for the same period in 2022.
Analysis of the Allowance for Credit Losses

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs, by category, for the year ended December 31, 2023, 2022 and 2021:

	As of and for the Year Ended December 31, 2023
($ in thousands)	Beginning	Impact of CECL Adoption	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$6,951	$875	$723	$(634)	$7,915
SBA—real estate	1,607	(238)	321	(33)	1,657
SBA—non- real estate	207	(142)	73	9	147
Commercial and industrial	1,643	(320)	(11)	(97)	1,215
Home mortgage	8,826	1,753	466	—	11,045
Consumer	7	(4)	10	1	14
Total	$19,241	$1,924	$1,582	$(754)	$21,993
Gross loans(1)					$1,765,845
Allowance for credit losses to gross loans					1.25%
Average loans(1)					$1,744,878
Net (charge-offs) recoveries to average gross loans(2)					(0.04)%

	As of and for the Year Ended December 31, 2022
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$8,150	$(1,199)	$—	$6,951
SBA—real estate	2,022	(409)	(6)	1,607
SBA—non- real estate	199	66	(58)	207
Commercial and industrial	2,848	(1,205)	—	1,643
Home mortgage	2,891	5,935	—	8,826
Consumer	13	(7)	1	7
Total	$16,123	$3,181	$(63)	$19,241
Gross loans(1)				$1,678,292
Allowance for loan losses to gross loans				1.15%
Average loans(1)				$1,509,067
Net (charge-offs) recoveries to average gross loans(2)				0.00%

	As of and for the Year Ended December 31, 2021
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$8,505	$(355)	$—	$8,150
SBA—real estate	1,802	279	(59)	2,022
SBA—non- real estate	278	54	(133)	199
Commercial and industrial	2,563	285	—	2,848
Home mortgage	2,185	706	—	2,891
Consumer	19	(10)	4	13
Total	$15,352	$959	$(188)	$16,123
Gross loans(1)				$1,314,019
Allowance for loan losses to gross loans				1.23%
Average loans(1)				$1,200,367
Net (charge-offs) recoveries to average gross loans(2)				(0.02)%

(1)Excludes loans held for sale.
(2)Annualized.

The following table presents an allocation of the allowance for credit losses by portfolio as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$7,915	36.0%	$6,951	36.1%
SBA—real estate	1,657	7.5	1,607	8.4
SBA—non- real estate	147	0.7	207	1.1
Commercial and industrial	1,215	5.5	1,643	8.5
Home mortgage	11,045	50.2	8,826	45.9
Consumer	14	0.1	7	—
Total	$21,993	100.0%	$19,241	100.0%

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
Nonperforming loans were $6.1 million as of December 31, 2023, compared to $2.0 million as of December 31, 2022. Nonperforming loans excluded the guaranteed portion of SBA loans of $2.0 million and $1.0 million as of December 31, 2023 and 2022, respectively.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. We had no OREO as of December 31, 2023 and 2022.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

	December 31,
($ in thousands)	2023	2022
Nonaccrual loans	$6,082	$2,033
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans(1)	6,082	2,033
OREO	—	—
Total nonperforming assets	$6,082	$2,033
Nonperforming loans to gross loans	0.34%	0.12%
Nonperforming assets to total assets	0.28%	0.10%
Allowance for credit losses to nonperforming loans	362%	946%

(1)Excludes guaranteed portion of SBA loans of $2.0 million and $1.0 million as of December 31, 2023 and 2022, respectively.
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

The following table show the composition of deposits by type as of the dates presented:

	December 31, 2023		December 31, 2022
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$522,751	28.9%	$701,584	37.2%
Interest-bearing:
Money market and others	399,018	22.1	526,321	27.9
Time deposits (more than $250)	433,892	24.0	356,197	18.9
Time deposits ($250 or less)	451,897	25.0	301,669	16.0
Total interest-bearing	1,284,807	71.1	1,184,187	62.8
Total deposits	$1,807,558	100.0%	$1,885,771	100.0%

The following tables set forth the maturity of time deposits as of December 31, 2023:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits (more than $250)	$177,329	$75,343	$178,953	$2,267	$433,892
Time deposits ($250 or less)	94,692	131,152	183,788	42,265	451,897
Total time deposits	$272,021	$206,495	$362,741	$44,532	$885,789

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of December 31, 2023 and 2022, we had maximum borrowing capacity from the FHLB of $655.9 million and $582.8 million, respectively. We had $105.0 million borrowings from FHLB as of December 31, 2023 and no borrowing from FHLB as of December 31, 2022. The Company had estimated uninsured deposits of $1.14 billion, or 63.3% of total deposits, and $1.14 billion, or 60.3% of total deposits, as of December 31, 2023 and 2022, respectively.
Liquidity and Capital Resources
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

Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Deposits	$1,807,558	$1,885,771
Deposits as a % of total liabilities	92.5%	98.3%
Loans, net	$1,743,852	$1,659,051
Loans-to-deposits ratio	96.5%	88.0%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of December 31, 2023 and 2022. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $183.0 million and $175.6 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $251.0 million and $254.7 million as of December 31, 2023 and 2022, respectively. We did not have any borrowings outstanding with the Federal Reserve as of December 31, 2023 or December 31, 2022, and our borrowing capacity is limited only by eligible collateral.

Based on the values of loans pledged as collateral, we had $363.6 million of additional borrowing availability with the FHLB as of December 31, 2023. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of December 31, 2023 and 2022:

($ in thousands)	December 31, 2023	December 31, 2022	% Change
Liquid assets:
Cash and cash equivalents	$91,216	$82,972	9.9%
AFS debt securities	194,250	209,809	(7.4)
Liquid assets	$285,466	$292,781	(2.5)%
Liquid assets to total deposits	15.8%	15.5%
Available borrowings:
FHLB	$363,615	$440,358	(17.4)%
Federal Reserve Bank	182,989	175,605	4.2
Pacific Coast Bankers Bank	50,000	50,000	—
Zions Bank	25,000	25,000	—
First Horizon Bank	25,000	24,950	0.2
Total available borrowings	$646,604	$715,913	(9.7)%
Total available borrowings to total deposits	35.8%	38.0%

Liquid assets and available borrowings to total deposits	51.6%	53.5%

The following tables summarizes short- and long-term material cash requirements as of December 31, 2023, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity(1)	Total
Deposits(1)	$841,257	$43,952	$580	$—	$921,769	$1,807,558
Operating lease commitments	2,586	3,809	3,605	1,925	—	11,925
Advances from FHLB(2)	30,000	75,000	—	—	—	105,000
Commitments to fund investment for Low Income Housing Tax Credit	6,564	4,465	318	558	—	11,905
Total contractual obligations	$880,407	$127,226	$4,503	$2,483	$921,769	$1,936,388

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2023 and 2022. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of December 31, 2023, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2023 that management believes would change this classification.

As of December 31, 2023	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$229,544	13.77%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	227,773	13.66	$133,353	8.00%	$166,691	10.00%	$175,025	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	12.41	100,014	6.00	133,353	8.00	141,687	8.50
CET1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	12.41	75,011	4.50	108,349	6.50	116,684	7.00
Tier 1 leverage (to average assets)
Consolidated	208,707	9.57	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	9.49	87,207	4.00	109,008	5.00	87,207	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

As of December 31, 2022	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$213,862	13.06%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	211,981	12.94	$131,020	8.00%	$163,775	10.00%	$171,964	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	11.75	98,265	6.00	131,020	8.00	139,209	8.50
CET1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	11.75	73,699	4.50	106,454	6.50	114,642	7.00
Tier 1 leverage (to average assets)
Consolidated	194,358	9.38	N/A	N/A	N/A	N/A	N/A	N/A
Bank	192,477	9.29	82,836	4.00	103,545	5.00	82,836	4.00

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2023 and 2022 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
+300 basis points	1.57%	0.12%	(41.40)%	(42.72)%
+200 basis points	2.39	1.13	(18.75)	(23.29)
+100 basis points	1.54	0.97	(6.32)	(9.11)
-100 basis points	(0.97)	(0.94)	5.58	(1.78)
-200 basis points	(0.14)	(0.70)	3.41	(7.31)
-300 basis points	1.77	(3.24)	(3.47)	(18.42)

Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 is contained on pages F-1 through F-39 of this 10-K and are incorporated herein by reference.
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
Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria
Changes in internal control over financial reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during The period covered to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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
The following provides biographical information for our directors, including their names, ages and year in which they began serving as a director of the Company. All of the directors of Open Bank became members of the OP Bancorp board of directors when we reorganized into our present bank holding company structure in 2016. The age indicated in each director’s biography is as of December 31, 2023.
Brian Choi. Mr. Choi, age 73, a director of the Bank since 2008, has served as the Chairman of the Board of the Bank since 2010, and OP Bancorp since 2016. Mr. Choi has served as Chairman and Chief Executive Officer of Universal Financing Corporation since 1991, and as Chairman and Chief Executive Officer of Ehese Investments, LLC since 2001. Mr. Choi has previous experience as a bank director with Alaska First Bank & Trust (formerly First Interstate Bank of Alaska) where he served on the Board from 1999 through 2008. He was the president of the Korean Community of Anchorage, Alaska from 2003 to 2004. He was the President of the Korean Christian Businessmen’s Committee of North America from 2006 to 2008. He also served as the President of the Federation of Korean American Association of Northwest States of United States of America, which included Oregon, Washington, Idaho, Montana, and Alaska from 2010 to 2012. Mr. Choi is a graduate of Korea University where he received a Bachelor of Science in Political Science and Foreign Relations. Mr. Choi contributes to the Board over 21 years of leadership and substantial experience in the community banking industry. He brings a wide-ranging understanding of the bank management, finance and operations. His leadership ability, judgment and prior business executive experience led the Board to elect him as Chairman of the Board.
Ernest E. Dow. Mr. Dow, age 74, has served as a member of the Board since the founding of the Bank in 2005. He is a retired Certified Public Accountant and has been a Principal of Dow & Sohn CPAs for 15 years. He has maintained his accounting practice for over 38 years providing accounting, auditing, tax and business consulting services for international and local companies operating in Southern California. Mr. Dow served as a director for Pacific Union Bank from May 2003 until the bank’s acquisition by Hanmi Bank in April 2004. Mr. Dow is a member of the California Society of Certified Public Accountants. Mr. Dow obtained his Bachelor of Science from California State University, Northridge, in 1976. Mr. Dow’s significant accounting experience provides among other things in-depth knowledge of generally accepted accounting principles and auditing standards to the Board. Mr. Dow was a member of Choi Dow Ivan Hong & Lee Accountancy Corporation (“CDIH&L”) from August 1992 to December 2007. He is particularly suited to serve as Chair of the audit committee.
Soo Hun Jung, M.D. Dr. Jung, age 74, has served as a Board member since the founding of the Bank in 2005. He is a medical doctor who has been in private medical practice since 1982. Dr. Jung obtained his medical degree from Pusan National University College of Medicine, Pusan, South Korea, in 1975. He subsequently completed his general surgery internship at Mount Sinai Hospital, New York, in 1979 and his internal medicine residency at Hospital of the Good Samaritan (affiliated with U.S.C. Medical School) Los Angeles, in 1982. Dr. Jung is affiliated with various hospitals and medical associations. He is a Member of the Board of Good Samaritan Medical Practice Association; Good Samaritan Hospital, and Korean-American Medical Group. In addition, he is a member of American Medical Association, American

College of Physicians, and Korean Medical Association. He serves as Clinical Assistant Professor of Medicine for U.S.C. School of Medicine. As a long-term member of the Board, Mr. Jung has a broad-based understanding of the Company and the Bank and is deeply committed to the community through his medical practice and affiliations with medical organizations and associations.
Hyung J. Kim. Mr. Kim, age 61, is a founder and CEO of KLK Capital Management LLC, California-based investment firm. Prior to establishing his own investment firm, he served as Vice President at Merrill Lynch, with more than 20 years of experience in the finance industry. In addition to receiving his Bachelor of Arts in Chemistry from Binghamton University, he holds his Certified Financial Planner professional designation and the Financial Industry Regulatory Authority (FINRA) Series 3, 7, and 66 licenses. With his extensive knowledge and understanding of macroeconomics and finance, he contributes to the Board with historical economic trends, current headlines, and forecasting economic trends.
Min J. Kim. Ms. Kim, age 64, has served as the President and Chief Executive Officer and a member of the Board of the Company and the Bank since April 2010. She has over 39 years of banking experience in the Korean banking community. Prior to joining the Bank, she served as Chief Executive Officer and President of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc) for three and half years assuming those positions in 2006. From 1996 to March 2006, Ms. Kim served in various executive positions with Nara Bancorp and Nara Bank, including Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, and Senior Vice President and Chief Credit Administrator. Prior to joining Nara Bancorp and Nara Bank in 1995, Ms. Kim served in numerous positions with Hanmi Bank, including Vice President and Manager of the Western Street Branch of Hanmi Bank in Los Angeles from 1985 to 1995. Ms. Kim has a Bachelor of Sciences degree in Finance from the University of Southern California. Ms. Kim contributes to the Board her breadth of knowledge of the Company’s bank business, markets, community and culture. She provides the Board with an overall perspective of all facets of the Company’s business, financial condition and strategic direction.
Sunny Kwon. Ms. Kwon, age 67, is the President of UNI & Good Friend Insurance, an independent retail insurance brokerage in the Greater Los Angeles area. She has over 40 years of leading insurance experience within the Korean and American insurance industries. She has also been an active, founding member of KAIFPA, the Korean American Insurance and Financial Professional Association, since 1985, where she has not only held a Board Member seat since then but has been Board Chair in 2002-2003 and 2020-2022. Ms. Kwon commenced her active Member Advisory Council of United Valley Agencies in 2022. She is serving as a Board Member of the Korean American Chamber of Commerce of Orange County in 2023.
Yong Sin Shin. Ms. Shin, age 64, has served as a Board member since the founding of the Bank in 2005. She is the President and Secretary of CJS Groups Inc (DBA Bicici & Coty Fashion), an apparel manufacturer and wholesaler in Los Angeles, California which she founded in 1994. Ms. Shin was a fashion designer and co-manager of Coty Fashion in Sao Paulo, Brazil, from 1985 to 1994. Ms. Shin obtained her Bachelor of Science in Dietary Nutrition from University of Sao Paulo, Sao Paulo, Brazil, in 1982. Ms. Shin co-founded her own manufacturing and wholesale business in Los Angeles, California and contributes to the Board her substantial business acumen developed though years of proven entrepreneurial success. Also as an active member of the Korean American Chamber of Commerce in Los Angeles she brings to the Board various business and cultural insights from the local community.
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
Each member of the Audit Committee meets the independence criteria as defined by applicable rules and regulations of the SEC for audit committee membership and is independent and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The members of the Audit Committee are Brian Choi, Ernest E. Dow (committee chair), Soo Hun Jung, M.D., Sunny Kwon, Hyung J. Kim, and Yong Sin Shin. The Audit Committee met thirteen times in 2023.

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

The members of the Human Resources & Compensation Committee are Brian Choi, Ernest E. Dow, Soo Hun Jung, M.D., Sunny Kwon (committee chair), Hyung J. Kim, and Yong Sin Shin. The Committee met six times in 2023.
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
The members of the Nomination & Governance Committee are Brian Choi (committee chair), Ernest E. Dow, Soo Hun Jung, M.D, Sunny Kwon, Hyung J. Kim, and Yong Sin Shin. The Committee met four times during 2023.

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth certain information regarding our executive officers, including their names, ages and positions:

Name	Age	Position
Min J. Kim	64	President and Chief Executive Officer of the Company and the Bank
Christine Y. Oh	56	Executive Vice President and Chief Financial Officer of the Company and the Bank
Sang K. Oh	51	Executive Vice President and Chief Credit Officer of the Company and the Bank
Ki Won Yoon	63	Executive Vice President and Chief Lending Officer of the Bank
Ihnsuk J. Bang	57	Executive Vice President and Chief Banking Officer of the Bank
Ryan Shin	50	Executive Vice President and Chief SBA Officer of the Bank
Jae H. Park	45	Executive Vice President and Chief Risk Officer of the Bank

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

Christine Y. Oh. Ms. Oh was appointed Executive Vice President and Chief Financial Officer of the Bank in July 2010 and of the Company in March 2016. Ms. Oh has over 32 years of banking experience. Prior to joining the Bank, from January 2010 to July 2010 she served as Interim Chief Financial Officer and Controller of Nara Bank and Nara Bancorp (now Bank of Hope and Hope Bancorp Inc, respectively), headquartered in Los Angeles, California. Prior to assuming those former positions, Ms. Oh served as Senior Vice President and Controller of Nara Bancorp and Nara Bank. Ms. Oh served as Interim Chief Financial Officer of Nara Bancorp and Nara Bank from March 2005 to July 2005. She joined Nara Bank in 1993. Prior to joining Nara Bank, Ms. Oh was a credit analyst at Center Bank where she started her banking career in 1991. Ms. Oh has a Bachelor of Science in Accounting from California State University, Northridge.

Sang K. Oh. Mr. Oh has served as Executive Vice President and Chief Credit Officer of the Company and the Bank since October 2020. Mr. Oh has over 26 years of banking experience, all with Bank of Hope, Los Angeles, California. Prior to joining the Bank, he served as Senior Vice President and Senior Credit Administrator at Bank of Hope since 2007, and served in a various senior lending positions with Bank of Hope since 1997. Mr. Oh has a Bachelor of Arts in Business Economics with a Minor in Accounting from the University of California, Los Angeles, and is a graduate of Pacific Coast Banking School.

Ki Won Yoon. Ms. Yoon has served as Executive Vice President and Chief Lending Officer since October 2013. Ms. Yoon has over 35 years of relevant lending experience, with strong ties in the Korean-American business community. Prior to joining Open Bank, Ms. Yoon was District Manager at BBCN Bank (now Bank of Hope and Hope Bancorp Inc), which she joined in 1999, and where she managed a loan portfolio of over $450 million. Ms. Yoon has a Bachelor of Arts in Food & Nutrition from Sook Myung Women’s University and is a graduate of Pacific Coast Banking School.

Ihnsuk J. Bang. Mr. Bang has served as Executive Vice President and Chief Banking Officer of the Bank since October 2020. Mr. Bang has over 24 years of lending experience. Prior to joining the Bank, he served as President at Hana Small Business Lending, Inc., a nationally ranked, non-bank SBA lender, since 2011, and served in various senior lending positions with Hanmi Bank, Wells Fargo Bank, and Bank of Hope from 1991 through 2003. Mr. Bang has a Bachelor of Arts in Business Economics with Minor in Mathematics from the University of California, Santa Cruz, and a Master’s in Business Administration in Finance from the Marshall School of Business at the University of Southern California.

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

Jae H. Park. Mr. Park joined the Bank as Executive Vice President and Chief Risk Officer in June 2022, bringing with him two decades of banking experience and specialized expertise in regulatory compliance, anti-money laundering/bank secrecy act, Community Reinvestment Act, and risk management. Prior to his current role, Mr. Park served as Executive Vice President and Chief Risk Officer at Sunwest Bank since 2021 and EVP/Chief Compliance Officer at First Choice Bank from 2013 to 2021. He holds a Bachelor of Arts degree in Mathematics from the University of Washington, has completed the Executive Leadership Training from University of Washington Foster School of Business Executive Education, and is a graduate of Pacific Coast Banking School. Mr. Park's professional credentials include Certified Regulatory Compliance Manager (CRCM), Certified Advanced AML Audit Specialist (CAMS-Audit), Certified AML and Fraud Professional (CAFP), and Certified Information Privacy Professional (CIPP/US).
CORPORATE GOVERNANCE AND BOARD MATTERS
The Board of Directors is committed to good business practices, transparency in financial reporting and the highest level of corporate governance. To that end, the Board continually reviews its governance policies and practices, as well as the requirements of the Sarbanes-Oxley Act of 2002 and the listing standards of the Nasdaq Stock Market, to help ensure that such policies and practices are compliant and up to date.
Board of Directors
Board Independence
In 2023, six out of seven members of the Board of Directors were independent directors, as defined by the applicable rules and regulations of the Nasdaq Stock Market, as follows:
Brian Choi, Chairman of the Board
Ernest E. Dow
Soo Hun Jung, M.D.
Hyung J. Kim
Sunny Kwon
Yong Sin Shin
Board and Committee Meeting Attendance
During the fiscal year ended December 31, 2023, our Board of Directors held a total of thirteen meetings. Each incumbent director who was a director during 2023 attended each such meeting and each meeting held by the standing committees of the Board on which such director served.
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
Code of Business Conduct and Business Ethics Policy
Our Board of Directors has adopted a Code of Business Conduct and Business Ethics Policy that applies to all of our directors and employees. The code provides fundamental ethical principles to which these individuals are expected to adhere to and will operate as a tool to help our directors, officers and employees understand the high ethical standards required for employment by, or association with, our Company. This policy governs insider trading, whistleblowing and the protection of whistleblowers, related party transactions, conflicts of interest, and a variety of other requirements applicable to our officers and directors. Our Code of Business Conduct and Business Ethics Policy is available on our website at www.myopenbank.com under the “Investor Relations” tab. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website, as well as any other means required by Nasdaq Stock Market rules.
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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. They are required by SEC rules and regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with during the year ended December 31, 2023, with the exception of the following:

Name	Transaction	Date Filed
Brian Choi	Acquisition of Common Stock	Form 4 Filed on 2/8/2023
Min Kim	Acquisition of Common Stock	Form 4 Filed on 3/23/2023
Ki Won Yoon	Acquisition of Common Stock	Form 4 Filed on 2/7/2024

Item 11. Executive Compensation.

The following table sets forth information regarding the compensation paid, awarded to, or earned for our fiscal years ended December 31, 2023 and 2022 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards		Non Equity Incentive Plan Compensation (2)	Other Compensation (3) ($)	Total Compensation ($)
Min J. Kim	2023	$562,185	$—		$557,300	$27,778	$1,147,263
President and Chief Executive Officer	2022	509,984	—		560,000	20,700	1,090,684

Christine Y. Oh	2023	324,458	97,200	(1)	112,700	21,868	556,226
Executive Vice President and Chief Financial Officer	2022	294,340	129,000		140,000	20,060	583,400

Sang K. Oh	2023	276,317	—		96,300	18,979	391,596
Executive Vice President and Chief Credit Officer	2022	250,673	—		114,000	17,362	382,035

(1)On May 25, 2023, the Company granted 12,000 shares of stock awards to Ms. Oh. The grant date fair value was based on the number of shares granted and the closing price of the Company's stock on the grant date, which was $8.10.
(2)Cash bonuses awarded under the Company's Management Incentive Plan, described below. Amounts for 2023 were determined and paid in March 2024.
(3)Other Compensation for the named executive officers for our fiscal year ended December 31, 2023 includes the following:

Name	Perquisites (i)	Company 401(k) Match (ii)	Total “Other Compensation”
Min J. Kim	$2,400	$25,378	$27,778
Christine Y. Oh	2,400	19,468	21,868
Sang K. Oh	2,400	16,579	18,979

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
2023 Risk Assessment
Each year, the Company performs a risk analysis of each of its compensation programs. If warranted, the HRCC will recommend changes to address concerns or considerations raised in the risk review process. Changes may be recommended for the program design or its oversight and administration in order to mitigate unreasonable risk, if any is determined to exist. The HRCC has concluded that the Company’s compensation arrangements do not encourage any employees to take unnecessary or excessive risks. We do not believe that any risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company.
Chief Executive Officer Agreement

On November 1, 2017, we entered into an employment agreement with Ms. Kim, our President and Chief Executive Officer. The agreement provides for an initial three-year term and thereafter renews annually for a one-year term unless terminated by either party upon 45 days written notice prior to the end of the then-current term. An addendum to this agreement was executed on June 24, 2021, which extended the initial term to December 31, 2024. Under the terms of the agreement, Ms. Kim was initially entitled to an annual base salary of $410,000 subject to annual minimum increases of 3%, the actual amount as determined by the Board of Directors’ annual review of executive salaries. Her salary was last increased to $576,300 in April 2023. In addition to her salary, she is eligible to participate in the annual Management Incentive Plan, and will be entitled to equity award grants in accordance with the Company’s equity incentive plans and as approved by the Board of Directors. The Company provides Ms. Kim, at the same level of cost to other employees, group life, health, accident and disability insurance coverage for herself and her dependents. She is entitled to six weeks paid vacation annually. She received an automobile allowance in the amount of $1,200 per month in 2018 and for the first quarter of 2019. Effective April 2019, the monthly automobile allowance in the amount of $1,200 was rolled into Ms. Kim’s base salary. If Ms. Kim’s employment is terminated without Cause she will be entitled to 175% of her base salary paid over a period of 12 months and the Company will pay her COBRA health insurance premiums for 12 months. If Ms. Kim’s employment is terminated by the Company without Cause or if she resigns for Good Reason (as each such concept is defined in Mr. Kim’s employment agreement) within six months before or two years after a Change in Control, she will be paid 225% of her base salary over 12 months and the Company will pay her COBRA health insurance premiums for 24 months. The agreement provides that if any payments to Ms. Kim are limited by Section 280G of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”), our obligations will be limited to such amounts that results in the greatest amount of the payment that is deductible for federal minimum tax purposes after taking into account all other compensation payments to or for the benefit of Ms. Kim that are included in determining the deductibility of such payments under Section 280G. The agreement contains a non-solicitation provision, whereby Ms. Kim may not solicit the Company’s employees for two years after the termination of her employment.
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
Management Incentive Plan
The Company offers eligible executives an opportunity to earn cash bonuses in addition to their annual base salaries. Each year the management incentive plan (“Management Incentive Plan”) is reviewed and approved by the HRCC. The Management Incentive Plan for 2023 and 2022 provides an opportunity for the executive officers and key employees to earn a bonus up to their designated percentage cap based on their base salary. The limits for the Management Incentive Plan for 2023 and 2022 were up to 100% and 110% of the annual base salary respectively for the President and Chief Executive Officer and up to 35% and 45% of their annual base salary respectively for the other executive officers.

Specific bonuses payouts are recommended by the President and Chief Executive Officer to the HRCC. The HRCC reviews the recommendations and based on its evaluation, recommends the final bonus amounts paid. In addition, the Board has the discretion to approve any additional cash bonuses or adjustments to the accrual and/or distribution under the Management Incentive Plan as they deem appropriate and in line with the profits and the growth of the Company. However, no eligible executive would receive a bonus if he or she achieved less than 80% of performance goals set forth in the Management Incentive Plan for 2023 and 70% in 2022, and/or the return on assets (“ROA”) for the Plan Year is less than 1%. The availability of bonuses and the amounts earned is based on various metrics approved by the HRCC. These metrics may change from year to year.

For 2023, the President and Chief Executive Officer and the other executive officers were each assigned Bank Goals and Individual Goals with different weight allocations. The Bank Goals consisted of achieving three financial targets: ROA of 1.17%, return on equity (“ROE”) of 13.52% and an efficiency ratio of 56.64%. The Individual Goals were customized to each individual’s respective responsibilities. For the President and Chief Executive Officer, the weight allocation was 70% in Bank Goals and 30% in Individual Goals. For the other executive officers, the weight allocation was 60% in Bank Goals and 40% in Individual Goals. In 2023, our ROA was 1.13%, ROE was 13.05%, and the efficiency ratio was 57.59%. Based on the Bank and Individual performance, the HRCC determined that Ms. Kim should receive a bonus amount of $557,300, equal to 97% of her annual base salary for 2023, Ms. Oh should receive $112,700, equal to 34% of her annual base salary for 2023 and Mr. Oh should receive $96,300, equal to 34% of his annual base salary for 2023.

For 2022, the President and Chief Executive Officer and the other executive officers were each assigned Bank Goals and Individual Goals with different weight allocations. The Bank Goals consisted of achieving three financial targets: ROA of 1.70%, return on equity (“ROE”) of 18.00% and an efficiency ratio of 46.00%. The Individual Goals were customized to each individual’s respective responsibilities. For the President and Chief Executive Officer and the other executive officers the weight allocation was 70% in Bank Goals and 30% in Individual Goals. In 2022, our ROA was 1.73%, ROE was 19.47%, and the efficiency ratio was 47.40%. Based on the Bank and Individual performance, the HRCC determined that Ms. Kim should receive a bonus amount of $560,000, equal to 107% of her annual base salary for 2022, Ms. Oh should receive $140,000, equal to 46% of her annual base salary for 2022 and Mr. Oh should receive $114,000, equal to 44% of his annual base salary for 2022.
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
Open Bank Employee’s 401(k) Plan. The Open Bank Employee’s 401(k) Plan is designed to provide retirement benefits to all eligible full-time and part-time employees of the Company and its subsidiary. The 401(k) Plan provides employees with the opportunity to save for retirement on a tax-favored basis. Named executive officers, all of whom were eligible during 2023, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer 1% to 100% of their compensation to the 401(k) Plan up to the applicable IRS limit. We currently match employee contributions on the first 6% of employee compensation ($1 for each $1). The Company match is contributed in the form of cash and is invested according to the employee’s current investment allocation. No discretionary profit sharing contribution was made to the 401(k) Plan for 2023 or 2022.
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
Perquisites. We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The HRCC periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites are awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2023 included a cell phone allowance.
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
The 2021 Plan authorized up to 1,500,000 shares of the Company's common stock for issuance of equity awards including stock options and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2022, 317,366 restricted stock units at an average issue price of $11.60 were outstanding. There were no stock options granted under the 2022 Plan. As of December 31, 2022, 1,130,583 shares were available for future grants in either stock options or restricted stock awards under the 2021 Plan.
The 2021 Plan authorized up to 1,500,000 shares of the Company's common stock for issuance of equity awards including stock options and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2023, 278,851 restricted stock units at an average issue price of $11.45 were outstanding. There were no stock options granted under the 2021 Plan. As of December 31, 2023, 1,111,457 shares were available for future grants in either stock options or restricted stock awards under the 2021 Plan.
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
The shares of common stock are authorized and reserved for issuance for equity awards including stock options and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2023, we had options outstanding to purchase a total of 60,000 shares of our common stock under the 2010 Plan, at an average exercise price of $8.00 per share, and 10,000 restricted stock units at an average issue price of $9.69 were outstanding. The 2010 Plan expired in August 2020 and no future grants can be made under the 2010 Plan.
Outstanding Equity Awards
The following table provides information for each of our named executive officers regarding outstanding stock awards held by the officers as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Min J. Kim	60,000	—	$8.00	4/1/2024	21,407	$234,407
Christine Y. Oh	—	—	—	—	22,000	240,900
Sang K. Oh	—	—	—	—	27,000	295,650

(1)This column represents the unvested restricted stock units granted. With regard to 21,407 restricted stock units for Ms. Kim, 64,219 restricted stock units vest 1/3rd per year from the date of grant of June 24, 2021, subject to continuing service. With regard to 20,000 restricted stock units for Ms. Oh, 10,000 restricted stock units vest at the end of three years from the date of grant of February 24, 2022, subject to continuing service and 10,000 restricted stock units vest 1/3rd per year from the date of grant of May 25, 2023.
(2)The market value of the shares of restricted stock units that have not vested is calculated by multiplying the number of shares of stock underlying the restricted stock units that have not vested by the closing price of our common stock as of December 31, 2023, which was $10.95.
Director Compensation

The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Min J. Kim, whose compensation is disclosed under “—Summary Compensation Table”) during 2023. Officers do not earn additional compensation for director service.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)(3)	Total
Brian Choi	$84,000	$42,000	$126,000
Ernest E. Dow	60,000	29,996	89,996
Soo Hun Jung, M.D.	60,000	29,996	89,996
Hyung J. Kim	35,000	29,996	64,996
Sunny Kwon	35,000	29,996	64,996
Yong Sin Shin	60,000	29,996	89,996

(1)Excludes reimbursement for traveling and other expenses and stock-based expenses relating to equity awards granted in prior years under our equity plans.
(2)On June 22, 2023, the Company granted an aggregate 23,047 shares of stock awards to directors (excluding Ms. Kim). The grant date fair value was based on the number of shares granted and the closing price of the Company's stock on the grant date, which was $8.33.
(3)The following table presents the number of shares underlying unvested stock awards held by each of our directors as of December 31, 2023.

Name	Number of Shares Underlying Unvested Stock Awards
Brian Choi	5,042
Ernest E. Dow	3,601
Soo Hun Jung, M.D.	3,601
Hyung J. Kim	3,601
Sunny Kwon	3,601
Yong Sin Shin	3,601

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial Ownership of Common Stock
The following table sets forth information as of March 1, 2024, pertaining to beneficial ownership of the Company’s common stock by persons known to the Company to own 5% or more of the Company’s common stock, nominees to be elected to the Board of Directors, the executive officers named in the Summary Compensation Table presented in this proxy statement, and all directors and executive officers of the Company, as a group. This information has been obtained from the Company’s records, or from information furnished directly by the individual or entity to the Company.

For purposes of the following table, shares issuable pursuant to stock options which may be exercised within 60 days of March 1, 2024, are deemed to be issued and outstanding and have been treated as outstanding in determining the amount and nature of beneficial ownership and in calculating the percentage of ownership of those individuals possessing such interest, but not for any other individuals.

Name of Beneficial Owner (1)	Shares Beneficially Owned (2) (3)		Percent of Class (3)
Directors and Executive Officers:
Brian Choi	1,298,520		8.67%
Ernest E. Dow	247,513		1.65%
Soo Hun Jung, M.D.	238,387		1.59%
Hyung J. Kim	—		—%
Sunny Kwon	—		—%
Yong Sin Shin	490,435		3.27%
Min J. Kim	627,648	(4)	4.17%
Christine Y. Oh	127,778		0.85%
Sang K. Oh	18,000		0.12%
All directors and executive officers as a group (13 individuals)	3,154,227	(5)	20.94%
Manulife Financial Corporation	887,695	(6)	5.93%
AllianceBernstein L.P.	807,646	(7)	5.39%

(1)Except as otherwise noted, the address for all persons is c/o OP Bancorp, 1000 Wilshire Boulevard, Suite 500, Los Angeles, California 90017.
(2)Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.
(3)Includes shares beneficially owned (including options exercisable and restricted stock units vesting within 60 days of March 1, 2024).
(4)Consists of 567,648 shares held by Ms. Kim individually and 60,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 1, 2024.
(5)Includes 60,000 shares that are subject to options that are currently exercisable or are exercisable within 60 days of March 1, 2024.
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
(7)Represents the number of common shares beneficially owned by AllianceBernstein L.P. The address of AllianceBernstein L.P. is 501 Commerce Street, Nashville, TN 37203. The foregoing information has been obtained from the shareholder’s Schedule 13G filed with the SEC on February 14, 2024.
The following table summarizes our equity compensation plans as of December 31, 2023:

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	348,851	$10.81	1,111,457
Equity compensation plans not approved by security holders	—	—	—
Total	348,851	$10.81	1,111,457

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

The Board of Directors has determined that the Audit Committee is best suited to review and approve related party transactions. The Committee considers all of the relevant facts and circumstances available to the Committee, including (if applicable) but not limited to: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally. No member of the Audit Committee may participate in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person. The Committee will approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Committee determines in good faith. The Audit Committee will convey its decision to the Board of Directors. The Chief Executive Officer will convey the decision to the appropriate persons within the Company
Ordinary Banking Relationships
Certain of our officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with us in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. Any loans we originate with officers, directors and principal shareholders, as well as their immediate family members and affiliates, are approved by our Board of Directors in accordance with the bank regulatory requirements

As of December 31, 2023, our officers and directors as well as their immediate families and affiliated companies, taken as a group, were not indebted directly or indirectly to us, while deposits from this group totaled $1.8 million as of such date. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.
Open Stewardship Foundation
In 2011, the Open Stewardship Foundation, a non-profit organization, was created to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. We have committed to fund the Foundation in an amount equal to 10% of our consolidated annual income after taxes each year. We also permit the Foundation to use our premises for activities on behalf of non-profit organizations. This commitment is included in our annual operating budget each year and the Board of Directors and management believe that such activities have benefited us through stronger and expanded business relationships within the Korean-American community. Since inception, we have donated over $15.6 million to the Foundation, aiding over 228 local non-profits. The Foundation’s Board of Directors is comprised of five of our directors, Brian Choi, Ernest E. Dow, Min J. Kim, Soo Hun Jung, and Yong Sin Shin. Our Chief Financial Officer serves as the president of the Foundation. Our directors and officers receive no additional compensation for their service at the Foundation. The Board of Directors of the Foundation maintains a selection committee that is responsible for reviewing and recommending grant applications from local nonprofits. The selection committee has four members annually selected by the Foundation Board of Directors. We do not control the Foundation’s activities, and accordingly, we do not consolidate the financial statements of the Foundation.
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
Insider Trading and Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics Policy is intended to promote compliance with all applicable laws and regulations and to require of the Company’s officers and directors the appropriate standards of good judgment and high ethical standards that our shareholders and customers have a right to expect. This policy governs insider trading, whistleblowing and the protection of whistleblowers, related party transactions, conflicts of interest, and a variety of other requirements applicable to our officers and directors. A copy of the Company’s Code of Business Conduct and Ethics is available under the Corporate Governance tab on the Company’s investor relations website, https://opbancorp.q4ir.com/governance/corporate-governance/default.aspx.

Director Independence

In 2023, six out of seven members of the Board of Directors were independent directors, as defined by the applicable rules and regulations of the Nasdaq Stock Market, as follows:

Brian Choi, Chairman of the Board
Ernest E. Dow
Soo Hun Jung, M.D.
Hyung J. Kim
Sunny Kwon
Yong Sin Shin

Item 14. Principal Accountant Fees and Services.
The following table summarizes the aggregate fees billed to the Company by its independent auditor:

Category of Services	Fiscal Year 2023	Fiscal Year 2022
Audit fees(1)	$597,795	$524,000
Audit-related fees	—	—
Tax fees(2)	57,008	61,172
All other fees	—	—
Total accounting fees	$654,803	$585,172

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
The ratio of Tax fees and All other fees to Total accounting fees was 8.7% for 2023 and 10.5% for 2022.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements listed under Part II-Item 8. “Financial Statements and Supplementary Data” are filed as part of this Item 15 of this 10-K.
(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted as such required information is not applicable or has been included in the Financial Statements and related notes.
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

10.8*	OP Bancorp 2017 Management Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.9*	OP Bancorp Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.10*
Form of Indemnification Agreement entered into with all of the directors and executive officers of OP Bancorp (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.11	Coexistence Agreement with Open Bank S.A. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

10.12*
Employment Offer Letter, dated September 24, 2020, from Open Bank to Sang Kyo Oh (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38437) filed on October 1, 2020)

10.13*
Employment Offer Letter, dated September 18, 2020, from Open Bank to Ihnsuk J. Bang (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-38437) filed on March 18, 2022).

10.14*
Addendum to Employee Agreement, dated June 24, 2021, between OP Bancorp, Open Bank and Min J. Kim (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38437) filed on June 25, 2021)

10.15*	2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Form S-8 Registration Statement (Registration No. 333-257362) filed on June 24, 2021

10.16*
Form of Restricted Stock Unit Agreement under the OP Bancorp 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 001-38437) filed on March 28, 2022).

21.1	Subsidiaries of OP Bancorp (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

23.1	Consent of Crowe LLP, filed herewith.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	OP Bancorp Incentive Compensation Recovery Policy, filed herewith.

101.INS	Inline XBRL Instance Document, filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
* Indicates management contract or compensatory plan or arrangement.
** Furnished, not filed.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP Bancorp

Date: March 29, 2024	By:	/s/ MIN J. KIM
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

Signature/Name	Title	Date

/s/ MIN J. KIM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2024
Min J. Kim

/s/ CHRISTINE Y. OH	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024
Christine Y. Oh

/s/ BRIAN CHOI	Director	March 29, 2024
Brian Choi

/s/ ERNEST E. DOW	Director	March 29, 2024
Ernest E. Dow

/s/ SOO HUN JUNG	Director	March 29, 2024
Soo Hun Jung

/s/ HYUNG J. KIM	Director	March 29, 2024
Hyung J. Kim

/s/ SUNNY KWON	Director	March 29, 2024
Sunny Kwon

/s/ YONG SIN SHIN	Director	March 29, 2024
Yong Sin Shin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of OP Bancorp
Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OP Bancorp (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codifications No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans

As described in Notes 1 and 3 to the financial statements, effective January 1, 2023 the Company adopted ASU 2016-13, Financial instruments – Credit Losses (Topic 326) using the modified retrospective method. See change in accounting principle explanatory paragraph above. The allowance for credit losses on loans is an estimate of expected credit losses, measured over the contractual life of the loans based on historical experience, current conditions, and reasonable and supportable forecasts. As of January 1, 2023, the Company recorded a $1.9 million increase to the allowance for credit losses (ACL) on loans and a $1.5 million decrease to retained earnings. At December 31, 2023 the Company had a gross loan portfolio of $1.8 billion and a related ACL on loans of $22.0 million.

The Company uses a probability of default (PD)/loss given default (LGD) quantitative model using transition matrices and a qualitative framework to estimate expected credit losses on loans held for investment. The quantitative component of the model provides forecasts of PD and LGD based on forecasted national unemployment rates using regression analysis and under a weighted multiple scenario approach. The Company’s qualitative framework is designed to quantify the credit risk impact of other trends and changes within the loan portfolio. The parameters for making adjustments are established under a credit risk matrix that provides different possible scenarios for the qualitative factor adjustments.

We identified auditing the qualitative factor adjustments to the allowance for credit losses on loans to be a critical audit matter as it involved significant audit effort and especially subjective auditor judgment to evaluate the subjective judgment made by management related to the determination of qualitative factor adjustments, including the development of the qualitative framework.

The primary procedures we performed to address this critical audit matter included:

•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative factor adjustments, which included:

◦Evaluating the appropriateness of the qualitative framework and the reasonableness of significant assumptions used in the development of qualitative factor adjustments.
◦Evaluating the relevance and reliability of internal and external data used to develop the qualitative factor adjustments.
◦Evaluating the mathematical accuracy of qualitative factor adjustments derived from management’s credit risk matrix.
Crowe LLP
We have served as the Company's auditor since 2010.
Costa Mesa, California
March 29, 2024

OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands)	2023	2022
ASSETS
Cash and cash equivalents	$91,216	$82,972
Available-for-sale debt securities, at fair value	194,250	209,809
Other investments	16,276	12,098
Loans held for sale	1,795	44,335
Loans receivable, net of allowance for credit losses of $21,993 and $19,241 as of December 31, 2023 and 2022, respectively	1,743,852	1,659,051
Premises and equipment, net	5,248	4,400
Accrued interest receivable	8,259	7,180
Servicing assets	11,741	12,759
Company owned life insurance	22,233	21,613
Deferred tax assets, net	13,309	14,316
Operating right-of-use assets	8,497	9,097
Other assets	31,054	16,867
Total assets	$2,147,730	$2,094,497
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$522,751	$701,584
Interest-bearing:
Money market and others	399,018	526,321
Time deposits greater than $250	433,892	356,197
Other time deposits	451,897	301,669
Total deposits	1,807,558	1,885,771
Federal Home Loan Bank advances	105,000	—
Accrued interest payable	12,628	2,771
Operating lease liabilities	9,341	10,213
Other liabilities	20,577	18,826
Total liabilities	1,955,104	1,917,581
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding as of December 31 2023 and 2022	—	—
Common stock – no par value; 50,000,000 shares authorized as of December 31, 2023 and 2022; 15,000,436 and 15,270,344 shares issued and outstanding as of December 31, 2023 and 2022, respectively	76,280	79,326
Additional paid-in capital	10,942	9,743
Retained earnings	120,855	105,690
Accumulated other comprehensive loss	(15,451)	(17,843)
Total shareholders’ equity	192,626	176,916
Total liabilities and shareholders' equity	$2,147,730	$2,094,497

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2023	2022	2021
INTEREST INCOME
Interest and fees on loans	$110,463	$82,864	$62,448
Interest on available-for-sale debt securities	6,131	3,351	1,085
Other interest income	5,071	1,997	625
Total interest income	121,665	88,212	64,158
Interest expense
Interest on deposits	49,435	11,210	3,132
Interest on borrowings	3,543	91	—
Total interest expense	52,978	11,301	3,132
Net interest income	68,687	76,911	61,026
Provision for credit losses	1,651	2,976	522
Net interest income after provision for credit losses	67,036	73,935	60,504
NONINTEREST INCOME
Service charges on deposits	2,123	1,675	1,562
Loan servicing fees, net of amortization	2,449	2,416	1,953
Gain on sale of loans	7,843	12,285	11,313
Other income	1,766	1,243	1,189
Total noninterest income	14,181	17,619	16,017
NONINTEREST EXPENSE
Salaries and employee benefits	29,593	27,189	21,253
Occupancy and equipment	6,490	5,964	5,213
Data processing and communication	2,109	2,085	2,000
Professional fees	1,571	1,620	1,192
FDIC insurance and regulatory assessments	1,457	813	583
Promotion and advertising	614	543	684
Directors’ fees	680	682	593
Foundation donation and other contributions	2,400	3,393	2,890
Other expenses	2,812	2,541	1,457
Total noninterest expense	47,726	44,830	35,865
INCOME BEFORE INCOME TAX EXPENSE	33,491	46,724	40,656
Income tax expense	9,573	13,414	11,816
NET INCOME	$23,918	$33,310	$28,840
EARNINGS PER SHARE - BASIC	$1.55	$2.15	$1.89
EARNINGS PER SHARE - DILUTED	$1.55	$2.14	$1.88

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net income	$23,918	$33,310	$28,840
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale debt securities	3,397	(23,634)	(2,891)
Tax effect	(1,005)	6,988	854
Total other comprehensive income (loss)	2,392	(16,646)	(2,037)
Comprehensive income	$26,310	$16,664	$26,803

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands, except per share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance as of January 1, 2021	15,016,700	$78,657	$8,521	$55,348	$840	$143,366
Net income	—	—	—	28,840	—	28,840
Other comprehensive loss	—	—	—	—	(2,037)	(2,037)
Stock issued under stock-based compensation plans, net of forfeitures	124,938	89	—	—	—	89
Stock-based compensation, net	—	—	124	—	—	124
Repurchase of common stock	(3,830)	(28)	—	—	—	(28)
Cash dividends declared ($0.34 per share)	—	—	—	(5,132)	—	(5,132)
Balance as of December 31, 2021	15,137,808	78,718	8,645	79,056	(1,197)	165,222
Net income	—	—	—	33,310	—	33,310
Other comprehensive loss	—	—	—	—	(16,646)	(16,646)
Stock issued under stock-based compensation plans, net of forfeitures	132,536	608	(81)	—	—	527
Stock-based compensation, net	—	—	1,179	—	—	1,179
Cash dividends declared ($0.44 per share)	—	—	—	(6,676)	—	(6,676)
Balance as of December 31, 2022	15,270,344	79,326	9,743	105,690	(17,843)	176,916
Cumulative effect related to adoption of ASC 326, net of tax	—	—	—	(1,484)	—
Adjusted balance as of January 1, 2023	15,270,344	79,326	9,743	104,206	(17,843)	175,432
Net income	—	—	—	23,918	—	23,918
Other comprehensive income	—	—	—	—	2,392	2,392
Stock issued under stock-based compensation plans, net of forfeitures	178,576	888	(98)	—	—	790
Stock-based compensation, net	—	—	1,297	—	—	1,297
Repurchase of common stock	(448,484)	(3,934)	—	—	—	(3,934)
Cash dividends declared ($0.48 per share)	—	—	—	(7,269)	—	(7,269)
Balance as of December 31, 2023	15,000,436	$76,280	$10,942	$120,855	$(15,451)	$192,626

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$23,918	$33,310	$28,840
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	1,651	2,976	522
Depreciation and amortization of premises and equipment	1,336	1,367	1,314
Amortization of net premiums on securities	235	629	882
Amortization of servicing assets	4,418	4,385	3,536
Accretion of net discounts on loans	(2,840)	(4,868)	(4,847)
Amortization of low income housing partnerships	1,325	697	522
Stock-based compensation	1,297	1,179	558
Deferred income taxes	626	1,081	(2,312)
Gain on sale of loans	(7,843)	(12,285)	(11,313)
Earnings on company owned life insurance	(620)	(479)	(255)
Net change in fair value of equity investment with readily determinable fair value	(48)	431	108
Origination of loans held for sale	(107,610)	(137,642)	(177,042)
Proceeds from sales of loans held for sale	154,593	196,531	122,520
Net change in:
Accrued interest receivable	(1,079)	(2,396)	242
Other assets	(7,543)	269	5,793
Accrued interest payable	9,857	2,213	(463)
Other liabilities	(3,831)	(3,664)	3,117
Net cash provided by operating activities	67,842	83,734	(28,278)
Cash flows from investing activities
Net change in loans receivable	(57,932)	(138,998)	(123,069)
Proceeds from matured, called, or paid-down securities available for sale	24,368	32,191	35,941
Purchase of company owned life insurance	—	(10,000)	—
Purchase of loans	(27,604)	(225,133)	(97,631)
Purchase of available-for-sale debt securities	(5,647)	(115,819)	(98,368)
Purchase of equity investments	(85)	(53)	—
Purchase of Federal Home Loan Bank stock	(4,045)	(1,477)	(963)
Purchase of premises and equipment, net	(2,184)	(1,412)	(1,125)
Investment in low income housing partnerships	(2,843)	(1,076)	(829)
Net cash used in investing activities	(75,972)	(461,777)	(286,044)
Cash flows from financing activities
Net change in deposits	(78,213)	351,705	333,976
Cash received from stock option exercises	888	608	89
Proceeds from Federal Home Loan Bank advances	105,000	—	—
Repayment of Federal Home Loan Bank advances	—	—	(5,000)
Repurchase of common stock	(3,934)	—	(28)
Cash dividend paid on common stock	(7,269)	(6,676)	(5,132)

Payments related to tax-withholding for vested restricted stock awards	(98)	(81)	(434)
Net cash provided by financing activities	16,374	345,556	323,471
Net change in cash and cash equivalents	8,244	(32,487)	9,149
Cash and cash equivalents at beginning of period	82,972	115,459	106,310
Cash and cash equivalents at end of period	$91,216	$82,972	$115,459
Supplemental cash flow information:
Cash paid during the period for
Income taxes	$8,393	$14,493	$10,778
Interest	43,121	9,088	3,595
Supplemental non-cash disclosure:
Initial recognition of right-of-use assets	$1,369	$1,961	$3,708
New commitments to low income housing partnership investments	6,000	5,000	3,500

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Basis of Presentation
Business Description: OP Bancorp is a California corporation that was formed to acquire 100.00% of the voting equity of Open Bank (the “Bank”) and commenced operation as a bank holding company on June 1, 2016. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of OP Bancorp. OP Bancorp has no operations other than ownership of the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, OP Bancorp operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. OP Bancorp’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. OP Bancorp is operating with 11 full-service branches.
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
Securities available for sale are measured at fair value and are subject to impairment testing. For securities available for sale in an unrealized loss position, management evaluates whether the decline in fair value has resulted in from a credit-related loss or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Management (1) recognizes an allowance for credit losses by a charge to earnings for the credit-related component of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value decline. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.
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
Loans Receivable: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable, deferred loan fees and costs, and unearned income.
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

Allowance for Credit Losses: The Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of Current Expected Credit Losses, the Company elected not to consider accrued interest receivable in its estimated credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The Company uses transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. The Company incorporates future economic conditions using a weighted multiple scenario approach: baseline and adverse. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. Additionally, the Company aggregated loan portfolio based on similar risk characteristic. The Company elected to use the Call Report codes and loan risk ratings for loan segmentation in allowance for credit losses.

The Company used the following assumptions in a sensitivity analysis of our allowance for credit losses: unemployment rate forecast based on supervisory severely adverse scenario, 0% prepayment rates, loan risk grade changes of commercial real estate and commercial and industrial loan portfolio in worst case scenario based on the Company history, and applying a 100% weighting to severely adverse scenario. The analysis demonstrates the sensitivity to the allowance for credit losses to key quantitative assumptions and it is not intended to estimate changes in the overall allowance for credit losses and it does not capture all the potential unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical severe conditions.

In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled estimated loss approaches. Included in the qualitative portion of our analysis of the allowance for credit losses are key inputs including GDP, unemployment rates, interest rates, asset quality ratios, loan portfolio concentration, California house price index and commercial real estate price index. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors listed below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the loss rates. This matrix considers the following nine factors, which are patterned after the guidelines provided under the Federal

Financial Institutions Examination Council Interagency Policy Statement on the Allowance for Credit Losses, updated to reflect the adoption of Current Expected Credit Losses:

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

The Company segments loans primarily by Call Report codes (collateral type) and loan risk ratings, considering that the same type of loans share considerable similar risk characteristics. For loans that do not share similar risk characteristics such as nonaccrual loans above $500 thousand, the Company evaluates these loans on an individual basis in accordance with ASC 326. Such nonaccrual loans are considered to have different risk profiles than performing loans and are therefore evaluated individually. The Company elected to collectively assess nonaccrual loans with balances below $500 thousand along with the performing and accrual loans, in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. For individually assessed loans, the allowance for credit losses is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; or 2) the fair value of the collateral, if the loan is collateral-dependent. For the collateral-dependent loans, the Company obtains a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company obtains updated appraisals every twelve months from a qualified independent appraiser. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an allowance for credit losses with a corresponding charge to the provision for credit losses.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the years ended December 31, 2023 or 2022.
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
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The Company adopted ASU 2023-02 on January 1, 2024, and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncement under Evaluation

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures. The amendments in this guidance must be applied prospectively, with the option to apply retrospectively. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of December 31, 2023 and 2022:

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$48,318	$—	$(4,441)	$43,877
Residential collateralized mortgage obligations	162,142	67	(17,750)	144,459
Municipal securities - tax exempt	5,726	189	(1)	5,914
Total AFS debt securities	$216,186	$256	$(22,192)	$194,250

	December 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$55,189	$—	$(5,425)	$49,764
Residential collateralized mortgage obligations	179,953	1	(19,909)	160,045
Total AFS debt securities	$235,142	$1	$(25,334)	$209,809

There were no sales of AFS debt securities during the years ended December 31, 2023 and 2022.

The amortized cost and estimated fair value of AFS debt securities as of December 31, 2023, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$1,334	$1,282
After five years through ten years	3,304	3,022
After ten years	211,548	189,946
Total AFS debt securities	$216,186	$194,250

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of December 31, 2023 and 2022:

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$6,488	$(59)	$37,389	$(4,382)	$43,877	$(4,441)
Residential collateralized mortgage obligations	25,439	(177)	105,963	(17,573)	131,402	(17,750)
Municipal securities - tax exempt	1,842	(1)	—	—	1,842	(1)
Total AFS debt securities	$33,769	$(237)	$143,352	$(21,955)	$177,121	$(22,192)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$26,347	$(1,485)	$23,417	$(3,940)	$49,764	$(5,425)
Residential collateralized mortgage obligations	81,320	(3,888)	71,604	(16,021)	152,924	(19,909)
Total AFS debt securities	$107,667	$(5,373)	$95,021	$(19,961)	$202,688	$(25,334)

As a result of the Company's adoption of ASU 2016-13 on January 1, 2023, available-for-sale debt securities are measured at fair value and are subject to impairment testing. A security is impaired if the fair value of the security is less than its amortized cost basis. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value decline. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

As of December 31, 2023, the Company's AFS debt securities consisted of 86 securities, of which 82 were in an unrealized loss position.
The unrealized losses from the decline in fair value is attributable to changes in interest rates, and not credit quality. The issuers of the AFS debt securities are of high credit quality. Approximately 97% of the AFS debt securities are residential mortgage-backed securities and residential collateralized mortgage obligations that were issued by U.S. government-sponsored agencies, such as Ginnie Mae, Fannie Mae and Freddie Mac. The remaining 3% of the AFS debt securities are tax-exempt municipal securities.
We believe that the unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, the Company did not record allowance for credit losses on January 1, 2023 and did not have allowance for credit losses as of December 31, 2023.

As of December 31, 2023 or 2022, there were no pledged securities to secure public deposits, borrowing and letters of credit from FHLB and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
FHLB stock	$12,528	$8,483
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified	3,463	3,330
Time deposits placed in other banks	95	95
Total other investments	$16,276	$12,098

The Company has equity investment in a mutual fund with readily determinable fair value of $3.5 million and $3.3 million as of December 31, 2023 and 2022, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $48 thousand unrealized gain and a $431 thousand unrealized loss for the years ended December 31, 2023 and 2022, respectively. The unrealized gains (losses) of the mutual fund are included in Other income in the Consolidated Statements of Income.
Note 3. Loans and Allowance for Credit Losses on Loans

The following table presents the composition of the loan portfolio as of December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Commercial real estate	$885,585	$842,208
SBA—real estate	224,695	221,340
SBA—non-real estate	14,997	13,377
C&I	120,970	116,951
Home mortgage	518,024	482,949
Consumer	1,574	1,467
Gross loans receivable	1,765,845	1,678,292
Allowance for credit losses	(21,993)	(19,241)
Loans receivable, net(1)	$1,743,852	$1,659,051

(1)Includes net deferred loan costs and unamortized premiums of $140 thousand and $160 thousand as of December 31, 2023 and 2022, respectively.
No loans were outstanding to related parties as of December 31, 2023 and 2022.

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment for the years ended December 31, 2023, 2022 and 2021:

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Balance as of January 1, 2021	$8,505	$1,802	$278	$2,563	$2,185	$19	$15,352
Provision for (reversal of) loan losses(1)	(355)	279	54	285	706	(10)	959
Charge-offs	—	(59)	(136)	—	—	—	(195)
Recoveries	—	—	3	—	—	4	7
Balance as of December 31, 2021	8,150	2,022	199	2,848	2,891	13	16,123
Provision for (reversal of) loan losses(1)	(1,199)	(409)	66	(1,205)	5,935	(7)	3,181
Charge-offs	—	(14)	(127)	—	—	—	(141)
Recoveries	—	8	69	—	—	1	78
Balance as of December 31, 2022	6,951	1,607	207	1,643	8,826	7	19,241
Impact of CECL adoption	875	(238)	(142)	(320)	1,753	(4)	1,924
Provision for (reversal of) credit losses	723	321	73	(11)	466	10	1,582
Charge-offs	(686)	(46)	(35)	(97)	—	—	(864)
Recoveries	52	13	44	—	—	1	110
Balance as of December 31, 2023	$7,915	$1,657	$147	$1,215	$11,045	$14	$21,993

(1)Excludes reversal of uncollectible accrued interest receivable of $205 thousand and $438 thousand for the year ended December 31, 2022 and 2021, respectively.

The following table presents the allowance for credit losses on loans and recorded investment (not including accrued interest receivable) by portfolio segment and impairment methodology as of December 31, 2023 and 2022:

($ in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
As of December 31, 2023
Allowance for credit losses:
Commercial real estate	$—	$7,915	$7,915
SBA—real estate	355	1,302	1,657
SBA—non-real estate	—	147	147
C&I	—	1,215	1,215
Home mortgage	—	11,045	11,045
Consumer	—	14	14
Total	$355	$21,638	$21,993
Loans(1):
Commercial real estate	$—	$885,585	$885,585
SBA—real estate	2,923	221,772	224,695
SBA—non-real estate	—	14,997	14,997
C&I	—	120,970	120,970
Home mortgage	2,241	515,783	518,024
Consumer	—	1,574	1,574
Total	$5,164	$1,760,681	$1,765,845
As of December 31, 2022
Allowance for credit losses:
Commercial real estate	$—	$6,951	$6,951
SBA—real estate	—	1,607	1,607
SBA—non-real estate	—	207	207
C&I	279	1,364	1,643
Home mortgage	—	8,826	8,826
Consumer	—	7	7
Total	$279	$18,962	$19,241
Loans(1):
Commercial real estate	$—	$842,208	$842,208
SBA—real estate	423	220,917	221,340
SBA—non-real estate	—	13,377	13,377
C&I	279	116,672	116,951
Home mortgage	—	482,949	482,949
Consumer	—	1,467	1,467
Total	$702	$1,677,590	$1,678,292

(1)Excludes accrued interest receivables of $7.3 million and $6.4 million as of December 31, 2023 and 2022, respectively.

The following table presents the recorded investment in impaired loans and the specific allowance for loan losses as of December 31, 2022.

	December 31, 2022(1)
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
SBA—real estate	$423	$423	$—	$—
C&I	279	—	279	279
Total	$702	$423	$279	$279

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

As of December 31, 2023, there were $5.2 million of collateral-dependent loans which are primarily secured by residential and commercial real estate, as well as equipment. The allowance for credit losses allocated to these loans as of December 31, 2023 was $355 thousand.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023, for which repayment is expected to be obtained through the sale of the underlying collateral.

($ in thousands)	Hotel / Motel	Single-Family Residential	Total
SBA—real estate	$2,923	$—	$2,923
Home mortgage	—	2,241	2,241
Total	$2,923	$2,241	$5,164

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of December 31, 2023 and 2022:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total(1)
As of December 31, 2023
SBA—real estate	$2,302	$1,136	$3,438	$—	$3,438
SBA—non-real estate	154	—	154	—	154
Home mortgage	249	2,241	2,490	—	2,490
Total	$2,705	$3,377	$6,082	$—	$6,082
As of December 31, 2022
SBA—real estate			$423	$—	$423
SBA—non-real estate			51	—	51
C&I			279	—	279
Home mortgage			1,280	—	1,280
Total			$2,033	$—	$2,033

(1)     Excludes guaranteed portion of SBA loans of $2.0 million and $1.0 million as of December 31, 2023 and 2022, respectively.

Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively and individually evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of December 31, 2023 and 2022:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due(1)	Loans Not Past Due	Total(2)
As of December 31, 2023
Commercial real estate	$—	$—	$—	$—	$885,585	$885,585
SBA—real estate	1,868	932	1,983	4,783	219,912	224,695
SBA—non-real estate	154	—	—	154	14,843	14,997
C&I	—	—	—	—	120,970	120,970
Home mortgage	4,076	2,730	2,491	9,297	508,727	518,024
Consumer	—	—	—	—	1,574	1,574
Total	$6,098	$3,662	$4,474	$14,234	$1,751,611	$1,765,845
As of December 31, 2022
Commercial real estate	$—	$—	$—	$—	$842,208	$842,208
SBA—real estate	199	175	—	374	220,966	221,340
SBA—non-real estate	38	—	26	64	13,313	13,377
C&I	—	—	—	—	116,951	116,951
Home mortgage	1,707	1,522	342	3,571	479,378	482,949
Consumer	—	—	—	—	1,467	1,467
Total	$1,944	$1,697	$368	$4,009	$1,674,283	$1,678,292

(1)Excludes guaranteed portion of SBA loans of $1.9 million and $924 thousand as of December 31, 2023 and 2022, respectively..
(2)Excludes accrued interest receivables of $7.3 million and $6.4 million as of December 31, 2023 and 2022, respectively.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other than insignificant payment deferrals, other than insignificant term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. The disclosure below provide information on loan modification to borrowers experiencing financial difficulty. No charge-offs of previously modified loans were recorded for the year ended December 31, 2023.

The following table presents the amortized cost of modified loans and the financial effects of the modification as of December 31, 2023 by loan class and modification type:

					Financial Effects of Loan Modification
($ in thousands)	Payment Delay	Term Extension	Total	Percentage to Each Loan Type	Weighted-Average Payment Deferral (in years)
Commercial real estate	$—	$625	$625	0.07%	1.0
SBA—real estate	5,378	—	5,378	2.39%	0.8
SBA—non-real estate	131	—	131	0.87%	0.2
Home mortgage	354	—	354	0.07%	0.5
Total	$5,863	$625	$6,488

The Company tracks the performance of modified loans. A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received a modification during the three year ended December 31, 2023 that subsequently defaulted.

The following table presents the performance of loans that were modified as of December 31, 2023 since the adoption of ASU 2022-02 on January 1, 2023:

($ in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total
Commercial real estate	$625	$—	$—	$625
SBA—real estate	4,641	—	737	5,378
SBA—non-real estate	131	—	—	131
Home mortgage	354	—	—	354
Total	$5,751	$—	$737	$6,488

The Company had no additional commitments to lend to borrowers whose loans were modified as of December 31, 2023.
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of December 31, 2023:

	December 31, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$97,114	$207,860	$154,872	$97,137	$138,908	$163,320	$21,059	$—	$880,270
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	319	—	—	—	4,996	—	—	5,315
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$97,114	$208,179	$154,872	$97,137	$138,908	$168,316	$21,059	$—	$885,585
Current period charge-offs	$—	$457	$121	$—	$91	$17	$—	$—	$686
SBA— real estate
Pass	$31,920	$44,504	$26,188	$22,732	$28,244	$64,442	$—	$—	$218,030
Special mention	—	—	—	—	—	1,428	—	—	1,428
Substandard	—	1,787	1,079	1,136	—	1,235	—	—	5,237
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$31,920	$46,291	$27,267	$23,868	$28,244	$67,105	$—	$—	$224,695
Current period charge-offs	$—	$—	$46	$—	$—	$—	$—	$—	$46
SBA—non-real estate
Pass	$5,408	$2,584	$200	$1,556	$950	$3,423	$—	$—	$14,121
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	591	—	—	—	187	—	—	778
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$5,408	$3,175	$200	$1,556	$950	$3,708	$—	$—	$14,997
Current period charge-offs	$—	$—	$—	$—	$—	$35	$—	$—	$35
C&I
Pass	$15,117	$17,939	$22,098	$4,695	$1,720	$1,734	$55,106	$2,561	$120,970
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$15,117	$17,939	$22,098	$4,695	$1,720	$1,734	$55,106	$2,561	$120,970
Current period charge-offs	$17	$—	$80	$—	$—	$—	$—	$—	$97
Home mortgage
Pass	$72,182	$304,346	$79,585	$18,634	$8,939	$31,848	$—	$—	$515,534
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,241	249	—	—	—	—	—	2,490
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$72,182	$306,587	$79,834	$18,634	$8,939	$31,848	$—	$—	$518,024
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$4	$—	$—	$—	$77	$—	$1,493	$—	$1,574
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$4	$—	$—	$—	$77	$—	$1,493	$—	$1,574
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$221,745	$577,233	$282,943	$144,754	$178,838	$264,767	$77,658	$2,561	$1,750,499
Special mention	—	—	—	—	—	1,428	—	—	1,428

Substandard	—	4,938	1,328	1,136	—	6,418	—	—	13,820
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$221,745	$582,171	$284,271	$145,890	$178,838	$272,711	$77,658	$2,561	$1,765,845
Current period charge-offs	$17	$457	$247	$—	$91	$52	$—	$—	$864

(1)Excludes accrued interest receivables of $7.3 million as of December 31, 2023.

The following table presents the loan portfolio's amortized cost by loan type and risk rating of as of December 31, 2022:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total(1)
Commercial real estate	$841,645	$563	$—	$—	$842,208
SBA—real estate	220,348	—	992	—	221,340
SBA—non-real estate	12,897	—	480	—	13,377
C&I	116,396	—	279	276	116,951
Home mortgage	481,669	—	1,280	—	482,949
Consumer	1,467	—	—	—	1,467
Total	$1,674,422	$563	$3,031	$276	$1,678,292

(1)Excludes accrued interest receivables of $6.4 million as of December 31, 2022.
Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Leasehold improvements	$9,135	$7,998
Furniture and fixtures	4,814	3,983
Equipment and others	3,504	3,288
Total premises and equipment	17,453	15,269
Accumulated depreciation	(12,205)	(10,869)
Total premises and equipment, net	$5,248	$4,400

Total depreciation expense included in occupancy and equipment expenses was $1.3 million, $1.4 million, and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of December 31, 2023 and 2022.

The following table presents an analysis of the changes in activity for loan servicing assets during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022
Beginning balance	$12,759	$12,720
Additions from loans sold with servicing retained	3,400	4,424
Amortized to expense	(4,418)	(4,385)
Ending balance	$11,741	$12,759

The fair value of the servicing assets was $17.2 million as of December 31, 2023, which was determined using discount rates ranging from 3.75% to 11.00% and prepayment speeds ranging from 12.80% to 13.20%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $16.8 million as of December 31, 2022, which was determined using discount rates ranging from 4.40% to 9.90% and prepayment speeds ranging from 13.10% to 13.80% depending on the stratification of the specific assets.
Note 6. Leases
As a lessee, the Company enters into leases of buildings and our real estate leases primarily relate to bank branches and office space from nonaffiliated parties with remaining lease terms ranging from 1 to 10 years years as of December 31, 2023. Certain lease arrangements contain extension option which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
As of December 31, 2023 and 2022, operating right-of-use (“ROU”) assets were $8.5 million and $9.1 million, respectively, and related liabilities were $9.3 million and $10.2 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases as of December 31, 2023 and 2022.
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

The table below summarizes total lease cost for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022
Operating lease cost	$2,280	$2,046
Variable lease cost	844	859
Total lease cost	$3,124	$2,905

The tables below summarize other information related to the Company’s operating leases as of the associated period:

	Year Ended December 31,
($ in thousands)	2023	2022
Operating right-of-use assets	$8,497	$9,097
Operating lease liabilities	9,341	10,213
Weighted average remaining lease term - operating leases	5.5 years	6.3 years
Weighted average discount rate - operating leases	2.47%	2.44%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,511	$2,253

Rent expense was $3.1 million, $2.9 million and $2.6 million for the years ended December 31, 2023 and 2022 and 2021, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the Consolidated Balance Sheets as of December 31, 2023:

($ in thousands)
2024	$2,586
2025	1,724
2026	2,085
2027	2,007
2028	1,598
Thereafter	1,925
Total lease payments	11,925
Discount to present value	(2,584)
Total lease liability	$9,341

Note 7. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of December 31, 2023 and 2022 were $433.9 million and $356.2 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of December 31, 2023:

($ in thousands)
2024	$841,257
2025	26,563
2026	17,389
2027	325
2028 and thereafter	255
Total	$885,789

Deposits from principal officers, directors, and their affiliates as of December 31, 2023 and 2022 were $1.8 million and $810 thousand, respectively.

Note 8. Borrowing Arrangements
As of December 31, 2023, the Company had $105.0 million advances from FHLB with a weighted average interest rate of 4.65% and a weighted average remaining term of 0.9 years, compared to no borrowings as of December 31, 2022. The Company has a letter of credit with the FHLB in the amount of $67.0 million to secure a public deposit as of both December 31, 2023 and 2022.

The Company had available borrowing capacity from the following institutions as of December 31, 2023:

($ in thousands)
FHLB	$363,615
Federal Reserve Bank	182,989
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$646,604

The Company has pledged approximately $1.39 billion and $1.24 billion of loans as collateral for these lines of credit as of December 31, 2023 and 2022, respectively.
Note 9. Income Taxes
The following table presents the components of income taxes expense (benefit) for the years ended December 31, 2023, 2022 and 2021:

		Year Ended December 31,
($ in thousands)	Year Ended	2023	2022	2021
Current income tax expense:
Federal		$6,238	$7,959	$9,243
State		3,332	4,374	4,885
Total current income tax expense		9,570	12,333	14,128
Deferred income tax expense (benefit):
Federal		217	783	(1,614)
State		(214)	298	(698)
Total deferred income tax expense (benefit)		3	1,081	(2,312)
Total income tax expense		$9,573	$13,414	$11,816

The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
Meals and entertainment	0.2	—	—
State income taxes, net of federal tax benefit	8.0	8.4	8.5
Stock option expense and related excess tax benefits	0.1	—	0.1
Company owned life insurance	(0.4)	(0.2)	(0.1)
Other, net	(0.3)	(0.5)	(0.4)
Effective tax rate	28.6%	28.7%	29.1%

The significant components of deferred tax assets and liabilities are reflected in the following table:

	December 31,
($ in thousands)	2023	2022
Deferred tax assets:
Organizational costs	$18	$20
Allowance for credit losses	6,502	5,688
Loans held for sale	—	852
Stock-based compensation	509	386
Accrued compensation	302	272
Lease liability	2,762	3,019
State taxes	675	989
Net unrealized loss on AFS debt securities	6,485	7,491
Nonaccrual loan interest income	224	46
Other	279	77
Total deferred tax assets	17,756	18,840
Deferred tax liabilities:
Loan origination costs	(1,110)	(1,407)
Depreciation	(553)	(423)
Right of use asset	(2,512)	(2,689)
Other	(272)	(5)
Total deferred tax liabilities	(4,447)	(4,524)
Net deferred tax asset	$13,309	$14,316

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management reevaluated all positive and negative evidence that existed and concluded all deferred tax assets are realizable. Therefore, no valuation allowance was necessary as of December 31, 2023 and 2022.
The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2020 and for state taxing authorities for tax years prior to 2019.

There were no significant unrealized tax benefits recorded as of December 31, 2023 and 2022, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Loan commitments	$257,626	$265,110
Standby letter of credit	6,707	5,286
Commercial letter of credit	22	451
Total undisbursed credit related commitments	$264,355	$270,847

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Investments in low-income housing partnerships	$16,887	$12,212
Unfunded commitments to fund investments for low-income housing partnerships	11,905	8,748

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2040.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $1.3 million, $697 thousand and $522 thousand for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $1.7 million, $926 thousand and $651 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 11. Stock-Based Compensation
The Company has three stock-based compensation plans currently in effect as of December 31, 2023, as described further below. Total compensation cost that has been charged against earnings for these plans for the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $1.2 million and $558 thousand, respectively.
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

A summary of the transactions under the 2005 Plan for the year ended December 31, 2023 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2023	30,000	$6.18	$149
Options granted	—	—
Options exercised	(30,000)	6.18
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2023	—	$—	$—
Fully vested and expected to vest	—	$—	$—
Vested	—	$—	$—

Information related to stock options exercised under the 2005 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Intrinsic value of options exercised	$86	$113	$231
Cash received from option exercises	128	128	64
Tax benefit realized from option exercised	2	2	27

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

A summary of the stock options outstanding under the 2010 Plan for the year ended December 31, 2023 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2023	150,000	$8.00	$474
Options granted	—	—
Options exercised	(90,000)	8.00
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2023	60,000	$8.00	$177
Fully vested and expected to vest	60,000	$8.00	$177
Vested	60,000	$8.00	$177

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Intrinsic value of options exercised	$186	$224	$86
Cash received from option exercises	720	480	25
Tax provision realized from option exercised	(3)	—	—

The weighted average remaining contractual term of stock options outstanding as of December 31, 2023 was 0.3 years. The weighted average remaining contractual term of stock options that were exercisable as of December 31, 2023 was 0.3 years.

A summary of the changes in the Company's non-vested restricted stock awards under the 2010 Plan for the year ended December 31, 2023 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2023	14,500	$8.66	$162
Awards granted	—	—
Awards vested	(4,500)	6.37
Awards forfeited	—	—
Non-vested, as of December 31, 2023	10,000	$9.69	$110

Information related to vested restricted stock awards under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
	2023	2022	2021
Tax benefit (provision) realized from awards vested	$4	$—	$(85)

As of December 31, 2023, the Company had approximately $18 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 0.9 years.
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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of December 31, 2023.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the year ended December 31, 2023 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2023	317,366	$11.60	$3,542
Awards granted	36,280	8.35
Awards vested	(67,295)	10.33
Awards forfeited	(7,500)	12.90
Non-vested, as of December 31, 2023	278,851	$11.45	$3,053

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Tax benefit (provision) realized from awards vested	$(34)	$12	$—

There were 1,111,457 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of December 31, 2023. The Company had approximately $1.7 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of December 31, 2023. The Company expects to recognize these costs over a weighted average period of 1.6 years.
Note 12. Employee Benefit Plan
The Company sponsors a defined contribution plan, 401(k) profit sharing plan (the “401(k) Plan”), designed to provide retirement benefits financed by participant contributions, as well as contributions from the Company. Employees are eligible to participate in the 401(k) Plan as of the first day of the first calendar month after the date they have completed three months of service with the Company and have attained the age of 18. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $986 thousand, $867 thousand and $752 thousand for the years ended December 31, 2023 and 2022 and 2021, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$43,877	$—	$43,877	$—
Residential collateralized mortgage obligations	144,459	—	144,459	—
Municipal securities - tax exempt	5,914	—	5,914	—
Other investments:
Mutual fund - CRA qualified	3,463	3,463	—	—
December 31, 2022
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$49,764	$—	$49,764	$—
Residential collateralized mortgage obligations	160,045	—	160,045	—
Other investments:
Mutual fund - CRA qualified	3,330	3,330	—	—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the years ended December 31, 2023 or 2022.
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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of December 31, 2023 and 2022:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Collateral-dependent loans:
SBA—real estate	$1,432	$—	$—	$1,432
Total	$1,432	$—	$—	$1,432
December 31, 2022
Impaired loans:
SBA—real estate	$423	$—	$—	$423
Total	$423	$—	$—	$423
Total

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Collateral-dependent loans:
SBA—real estate	$—	$28	$105
Total	$—	$28	$105

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of December 31, 2023 and 2022:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs(1)
December 31, 2023
Collateral-dependent loans:
SBA—real estate	$1,432	Income approach - income capitalization	Capitalization rate	9.3% to 11.0%	9.9%
December 31, 2022
Impaired loans:
SBA—real estate	$423	Income approach - income capitalization	Capitalization rate	11.5%	11.5%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of December 31, 2023 and 2022.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of December 31, 2023 and 2022 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	December 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$91,216	$91,216	$—	$—	$91,216
Loans receivable, net	1,743,852	—	—	1,793,258	1,793,258
Accrued interest receivable, net	8,259	69	859	7,331	8,259
Other investments:
FHLB and PCBB stock	12,718	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	11,741	—	—	17,218	17,218
Financial liabilities:
Deposits	1,807,558	—	1,808,444	—	1,808,444
FHLB advances	105,000	—	104,231	—	104,231
Accrued interest payable	12,628	—	12,628	—	12,628

	December 31, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$82,972	$82,972	$—	$—	$82,972
Loans held for sale	44,335	—	47,217	—	47,217
Loans receivable, net	1,659,051	—	—	1,626,036	1,626,036
Accrued interest receivable, net	7,180	51	716	6,413	7,180
Other investments:
FHLB and PCBB stock	8,673	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	12,759	—	—	16,845	16,845
Financial liabilities:
Deposits	1,885,771	—	1,880,508	—	1,880,508
Accrued interest payable	2,771	—	2,771	—	2,771

Note 14. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of December 31, 2023 and 2022, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	December 31, 2023
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$229,544	13.77%	N/A	N/A	N/A	N/A
Bank	227,773	13.66	$133,353	8.00%	$166,691	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A
Bank	206,936	12.41	100,014	6.00	133,353	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A
Bank	206,936	12.41	75,011	4.50	108,349	6.50
Tier 1 capital (to average assets)
Consolidated	208,707	9.57	N/A	N/A	N/A	N/A
Bank	206,936	9.49	87,207	4.00	109,008	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2022
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$213,862	13.06%	N/A	N/A	N/A	N/A
Bank	211,981	12.94	$131,020	8.00%	$163,775	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A
Bank	192,477	11.75	98,265	6.00	131,020	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	194,358	11.87	N/A	N/A	N/A	N/A
Bank	192,477	11.75	73,699	4.50	106,454	6.50
Tier 1 capital (to average assets)
Consolidated	194,358	9.38	N/A	N/A	N/A	N/A
Bank	192,477	9.29	82,836	4.00	103,545	5.00

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
($ in thousands, except share and per share data)	2023	2022	2021
Basic
Net income	$23,918	$33,310	$28,840
Distributed and undistributed earnings allocated to participating securities	(476)	(704)	(330)
Net income allocated to common shares	$23,442	$32,606	$28,510
Weighted average common shares outstanding	15,149,597	15,171,240	15,087,686
Basic earnings per common share	$1.55	$2.15	$1.89
Diluted
Net income allocated to common shares	$23,442	$32,606	$28,510
Weighted average common shares outstanding for basic earnings per common share	15,149,597	15,171,240	15,087,686
Add: Dilutive effects of assumed exercises of stock options	9,260	60,178	67,661
Average shares and dilutive potential common shares	15,158,857	15,231,418	15,155,347
Diluted earnings per common share	$1.55	$2.14	$1.88

No share of common stock was antidilutive for the years ended December 31, 2023, 2022 and 2021.
Note 16. Parent Company Condensed Financial Statements

The following tables present the Parent Company-only condensed financial statements:

Condensed Balance Sheets

	December 31,
($ in thousands)	2023	2022
Assets
Cash and cash equivalents	$1,653	$1,559
Investment in bank subsidiary	190,855	175,035
Deferred tax assets	—	21
Other assets	177	301
Total assets	$192,685	$176,916
Liabilities and shareholders' equity
Other liabilities	$59	$—
Shareholders’ equity	192,626	176,916
Total liabilities and shareholders' equity	$192,685	$176,916

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Income
Dividends from bank subsidiary	$11,789	$6,675	$5,123
Expense
Salaries and employee benefits	227	219	226
Occupancy and equipment	49	49	65
FDIC insurance and regulatory assessments	—	—	8
Directors’ fees	228	214	135
Other expense	445	395	169
Total expense	949	877	603
Income before income tax benefit and undistributed net income of bank subsidiary	10,840	5,798	4,520
Income tax benefit	252	202	141
Equity in undistributed net income of bank subsidiary	12,826	27,310	24,178
Net income	23,918	33,310	28,839
Other comprehensive income (loss), net of tax	2,392	(16,646)	(2,037)
Comprehensive income	$26,310	$16,664	$26,802

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$23,918	$33,310	$28,839
Adjustments:
Equity in undistributed net loss of bank subsidiary	(24,615)	(33,985)	(29,301)
Change in other assets	145	(164)	(124)
Change in other liabilities	59	(33)	(414)
Net cash used in operating activities	(493)	(872)	(1,000)
Cash flows from investing activities
Net cash from investing activities	—	—	—
Cash flows from financing activities
Repurchase of common stock	(3,934)	—	(28)
Cash dividend paid on common stock	(7,269)	(6,674)	(5,132)
Proceeds from subsidiaries	11,789	6,675	5,123
Net cash provided by (used in) financing activities	586	1	(37)
Net change in cash and cash equivalents	93	(871)	(1,037)
Cash and cash equivalents at beginning of year	1,560	2,431	3,468
Cash and cash equivalents at end of year	$1,653	$1,560	$2,431