Form 10-Q
period 2024-03-31
OP Bancorp
filed 2024-05-15
CIK 1722010

two 1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of shares outstanding of the Registrant’s Common Stock as of May 8, 2024 was 14,956,399.

Introduction

This Quarterly Report on Form 10-Q is filed by OP Bancorp, a California corporation and a registered bank holding company (“Company”) with respect to its financial condition, results of operations, and business as of March 31, 2024. The Company’s primary business operations are conducted through its wholly owned subsidiary, Open Bank, a California chartered commercial bank (“Bank”), and unless the context requires otherwise, statements about the Company generally are intended to describe the consolidated operations of the Company and the Bank.
Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including any exhibits hereto) constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements that are not statements of historical fact are forward-looking, and readers should not construe these statements of assurances of expected or intended results, or of promises that management will take a given course of action or pursue the currently expected strategies and objectives. Forward-looking statements in this report include comments about the Company’s current business plans and expectations regarding future operating results, as well as management’s statements about expected future events and economic developments, plans, strategies and objectives. All such statements reflect the current intentions, beliefs and expectations of the Company’s executive management based on currently available information and current and expected market conditions. Forward-looking statements can sometimes be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected or could cause us to change plans or strategies or otherwise to take actions that differ from those we currently expect. These risks and uncertainties, some of which are beyond management's control, include, but are not limited to:

•factors that affect our ability to meet our liquidity needs, particularly our obligations to fund deposit withdrawals and undrawn lines of credit including such conditions as fluctuations in the fair value and liquidity of the securities and loans we hold for sale and our ability to raise additional capital, if necessary, on acceptable or economically efficient terms, or at all;
•our ability to to anticipate and respond to technological changes and changes and challenges, including our ability to identify, repel and respond to cyber-security risks, such as data security breaches, "denial of service" attacks, "hacking" and identify theft affecting us or third party vendors or service providers, which risk continue to grow more serious with the rise of artificial intelligence and increasingly sophisticated attacks on our infrastructure, information, and software;
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
•business and economic conditions, particularly those affecting our primary market areas and customer concentrations;
•management's ability to assess and accurately estimate the risk of losses in our credit portfolio and to establish and maintain adequate reserves to offset those risks;

•    economic, market and political factors that affect our borrowers’ ability to repay and timely to perform their obligations under their borrowing obligations;
•our ability to effectively execute our strategic plan and manage our growth;
•continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•liquidity, earnings and other factors that impact the Bank’s ability to continue paying dividends to the Company, which would restrict the Company's ability to meet its operating capital needs;
•increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all, or may limit our ability to invest in growing our business;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. A more thorough discussion of the risks and uncertainties confronting our business is set forth in the section of our Annual Report on Form 10-K entitled “Risk Factors” for the period ended December 31, 2023. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should read all forward looking statements in the context of the foregoing and should not consider them to be reliable predictions of future events or as assurances of a particular level of performance or intended course of action. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and cash equivalents	$139,246	$91,216
Available-for-sale debt securities, at fair value	187,225	194,250
Other investments	16,264	16,276
Loans held for sale	16,075	1,795
Loans receivable, net of allowance for credit losses of $22,129 and $21,993 as of March 31, 2024 and December 31, 2023, respectively	1,782,858	1,743,852
Premises and equipment, net	4,971	5,248
Accrued interest receivable	8,370	8,259
Servicing assets	11,405	11,741
Company owned life insurance	22,399	22,233
Deferred tax assets, net	13,802	13,309
Other real estate owned	1,237	—
Operating right-of-use assets	8,864	8,497
Other assets	21,804	31,054
Total assets	$2,234,520	$2,147,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$539,396	$522,751
Interest-bearing:
Money market and others	327,718	399,018
Time deposits greater than $250	451,497	433,892
Other time deposits	576,800	451,897
Total deposits	1,895,411	1,807,558
Federal Home Loan Bank advances	105,000	105,000
Accrued interest payable	12,270	12,628
Operating lease liabilities	9,614	9,341
Other liabilities	17,500	20,577
Total liabilities	2,039,795	1,955,104
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock – no par value; 50,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 14,982,555 and 15,000,436 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	75,957	76,280
Additional paid-in capital	11,240	10,942
Retained earnings	124,280	120,855
Accumulated other comprehensive loss	(16,752)	(15,451)
Total shareholders’ equity	194,725	192,626
Total liabilities and shareholders' equity	$2,234,520	$2,147,730

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2024	2023
INTEREST INCOME
Interest and fees on loans	$30,142	$26,011
Interest on available-for-sale debt securities	1,460	1,566
Other interest income	1,311	1,017
Total interest income	32,913	28,594
Interest expense
Interest on deposits	15,675	10,382
Interest on borrowings	1,259	320
Total interest expense	16,934	10,702
Net interest income	15,979	17,892
Provision for (reversal of) credit losses	145	(338)
Net interest income after provision for credit losses	15,834	18,230
NONINTEREST INCOME
Service charges on deposits	612	418
Loan servicing fees, net of amortization	772	846
Gain on sale of loans	1,703	2,570
Other income	499	461
Total noninterest income	3,586	4,295
NONINTEREST EXPENSE
Salaries and employee benefits	7,841	7,252
Occupancy and equipment	1,655	1,570
Data processing and communication	487	550
Professional fees	395	359
FDIC insurance and regulatory assessments	374	467
Promotion and advertising	149	162
Directors’ fees	157	161
Foundation donation and other contributions	540	753
Other expenses	559	634
Total noninterest expense	12,157	11,908
INCOME BEFORE INCOME TAX EXPENSE	7,263	10,617
Income tax expense	2,037	3,083
NET INCOME	$5,226	$7,534
EARNINGS PER SHARE - BASIC	$0.34	$0.48
EARNINGS PER SHARE - DILUTED	$0.34	$0.48

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net income	$5,226	$7,534
Other comprehensive (loss) income
Change in unrealized (loss) gain on available-for-sale debt securities	(1,848)	3,104
Tax effect	547	(919)
Total other comprehensive (loss) income	(1,301)	2,185
Comprehensive income	$3,925	$9,719

See accompanying notes to unaudited consolidated financial statements

clOP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

($ in thousands, except per share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance at January 1, 2024	15,000,436	$76,280	$10,942	$120,855	$(15,451)	$192,626
Net income	—	—	—	5,226	—	5,226
Other comprehensive loss	—	—	—	—	(1,301)	(1,301)
Stock issued under stock-based compensation plans, net of forfeiture	31,816	160	(21)	—	—	139
Stock-based compensation, net	—	—	319	—	—	319
Repurchase of common stock	(49,697)	(483)	—	—	—	(483)
Cash dividends declared ($0.12 per share)	—	—	—	(1,801)	—	(1,801)
Balance at March 31, 2024	14,982,555	$75,957	$11,240	$124,280	$(16,752)	$194,725

Balance at January 1, 2023	15,270,344	$79,326	$9,743	$105,690	$(17,843)	$176,916
Cumulative effect related to adoption of ASC 326, net of tax	—	—	—	(1,484)	—	(1,484)
Adjusted balance at January 1, 2023	15,270,344	79,326	9,743	104,206	(17,843)	175,432
Net income	—	—	—	7,534	—	7,534
Other comprehensive income	—	—	—	—	2,185	2,185
Stock issued under stock-based compensation plans, net of forfeiture	93,204	720	(11)	—	—	709
Stock-based compensation, net	—	—	324	—	—	324
Repurchase of common stock	(76,990)	(571)	—	—	—	(571)
Cash dividends declared ($0.12 per share)	—	—	—	(1,832)	—	(1,832)
Balance at March 31, 2023	15,286,558	$79,475	$10,056	$109,908	$(15,658)	$183,781

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in thousands)	2024	2023
Cash flows from operating activities
Net income	$5,226	$7,534
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for (reversal of) credit losses	145	(338)
Depreciation and amortization of premises and equipment	367	334
Amortization of net premiums on securities	35	72
Amortization of servicing assets	888	961
Accretion of net discounts on loans	(641)	(984)
Amortization of low income housing partnerships	517	361
Stock-based compensation, net	319	324
Deferred income taxes	54	1,698
Gain on sale of loans	(1,703)	(2,570)
Earnings on company owned life insurance	(166)	(149)
Net change in fair value of equity investment with readily determinable fair value	36	(54)
Origination of loans held for sale	(40,017)	(9,666)
Proceeds from sales of loans held for sale	26,888	47,937
Net change in:
Accrued interest receivable	(111)	(122)
Other assets	8,000	443
Accrued interest payable	(358)	2,980
Other liabilities	(2,633)	(3,715)
Net cash from operating activities	(3,154)	45,046
Cash flows from investing activities
Net change in loans receivable	(38,510)	(1,080)
Proceeds from matured, called, or paid-down securities available for sale	5,142	5,721
Purchase of loans	—	(12,142)
Purchase of available-for-sale debt securities	—	(5,647)
Purchase of equity investments	(24)	(20)
Purchase of premises and equipment, net	(90)	(581)
Investments in low-income housing partnerships	(1,042)	(113)
Net cash from investing activities	(34,524)	(13,862)
Cash flows from financing activities
Net change in deposits	87,853	19,047
Cash received from stock option exercises	160	720
Proceeds from Federal Home Loan Bank advances	—	50,000
Repurchase of common stock	(483)	(571)
Cash dividend paid on common stock	(1,801)	(1,832)
Payments related to tax-withholding for vested restricted stock awards	(21)	(11)
Net cash from financing activities	85,708	67,353
Net change in cash and cash equivalents	48,030	98,537
Cash and cash equivalents at beginning of period	91,216	82,972

Cash and cash equivalents at end of period	$139,246	$181,509
Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,292	$7,722
Supplemental noncash disclosure:
Initial recognition of right-of-use assets	$871	$849
Transfer of loan to other real estate owned	1,237	—

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Basis of Presentation

OP Bancorp ("Company") is a California corporation and bank holding company for Open Bank (“Bank”). The Company commenced operation as a bank holding company on June 1, 2016, and substantially all of its assets, operations and business are owned and conducted through the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, OP Bancorp operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. OP Bancorp’s primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. OP Bancorp is operating with eleven full-service branches located in California, Washington, Nevada and Texas, and four loan production offices located in California, Georgia, Washington and Colorado.
The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared by management in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial results for the interim periods presented, including eliminating intercompany transactions and balances. Certain items on the consolidated financial statements and notes for prior years have been reclassified to conform to the 2024 presentation. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report on Form 10-K”). Descriptions of our significant accounting policies are included in Note 1. Summary of Significant Accounting Policies in the Notes to consolidated financial statements in the 2023 Annual Report on Form 10-K.
New Accounting Pronouncements Adopted
FASB ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The Company adopted ASU 2023-02 on January 1, 2024, and the adoption did not have a material impact on its consolidated financial statements.

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

Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$46,755	$—	$(4,746)	$42,009
Residential collateralized mortgage obligations	158,503	—	(19,035)	139,468
Municipal securities - tax exempt	5,751	78	(81)	5,748
Total AFS debt securities	$211,009	$78	$(23,862)	$187,225

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$48,318	$—	$(4,441)	$43,877
Residential collateralized mortgage obligations	162,142	67	(17,750)	144,459
Municipal securities - tax exempt	5,726	189	(1)	5,914
Total AFS debt securities	$216,186	$256	$(22,192)	$194,250

There were no sales of AFS debt securities during the three months ended March 31, 2024 and 2023.

The amortized cost and estimated fair value of AFS debt securities as of March 31, 2024, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$1,172	$1,124
After five years through ten years	3,141	2,857
After ten years	206,696	183,244
Total AFS debt securities	$211,009	$187,225

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	$—	$42,009	$(4,746)	$42,009	$(4,746)
Residential collateralized mortgage obligations	30,766	(483)	108,702	(18,552)	139,468	(19,035)
Municipal securities - tax exempt	2,615	(81)	—	—	2,615	(81)
Total AFS debt securities	$33,381	$(564)	$150,711	$(23,298)	$184,092	$(23,862)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$6,488	$(59)	$37,389	$(4,382)	$43,877	$(4,441)
Residential collateralized mortgage obligations	25,439	(177)	105,963	(17,573)	131,402	(17,750)
Municipal securities - tax exempt	1,842	(1)	—	—	1,842	(1)
Total AFS debt securities	$33,769	$(237)	$143,352	$(21,955)	$177,121	$(22,192)

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

As of March 31, 2024, the Company's AFS debt securities consisted of 86 securities, of which 85 were in an unrealized loss position.
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

We believe that the unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, the Company did not have allowance for credit losses as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, there were no pledged securities to secure public deposits, borrowing and letters of credit from FHLB and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
FHLB stock	$12,528	$12,528
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified	3,451	3,463
Time deposits placed in other banks	95	95
Total other investments	$16,264	$16,276

The Company has equity investment in a mutual fund with readily determinable fair value of $3.5 million and $3.5 million as of March 31, 2024 and December 31, 2023, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $36 thousand unrealized loss and a $54 thousand unrealized gain for the three months ended March 31, 2024 and 2023, respectively. The unrealized gains (losses) of the mutual fund are included in other income in the consolidated statements of income.
Note 3. Loans and Allowance for Credit Losses on Loans

Loans

The following table presents the composition of the loan portfolio as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Commercial real estate	$905,534	$885,585
SBA—real estate	231,503	224,695
SBA—non-real estate	16,047	14,997
C&I	147,508	120,970
Home mortgage	502,995	518,024
Consumer	1,400	1,574
Gross loans receivable	1,804,987	1,765,845
Allowance for credit losses	(22,129)	(21,993)
Loans receivable, net(1)	$1,782,858	$1,743,852

(1)Includes net deferred loan costs and unamortized premiums of $108 thousand and $140 thousand as of March 31, 2024 and December 31, 2023, respectively.
No loans were outstanding to related parties as of March 31, 2024 and December 31, 2023.

Allowance for Credit Losses

The Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of Current Expected Credit Losses, the Company elected not to consider accrued interest receivable in its estimated credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The Company uses transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. The Company incorporates future economic conditions using a weighted multiple scenario approach: baseline and adverse. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. Additionally, the Company aggregated loan portfolio based on similar risk characteristics. The Company elected to use the Call Report codes and loan risk ratings for loan segmentation in allowance for credit losses.

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

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2024 and 2023:

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Three Months Ended March 31, 2024
Beginning balance	$7,915	$1,657	$147	$1,215	$11,045	$14	$21,993
Provision for (reversal of) credit losses	129	1,202	71	448	(1,652)	(5)	193
Charge-offs	—	(66)	—	—	(2)	—	(68)
Recoveries	—	—	11	—	—	—	11
Ending balance	$8,044	$2,793	$229	$1,663	$9,391	$9	$22,129

Three Months Ended March 31, 2023
Beginning balance	$6,951	$1,607	$207	$1,643	$8,826	$7	$19,241
Impact of CECL adoption	875	(238)	(142)	(320)	1,753	(4)	1,924
Provision for (reversal of) credit losses	(951)	(140)	(7)	(53)	893	—	(258)
Charge-offs	(91)	(11)	(14)	—	—	—	(116)
Recoveries	—	—	23	—	—	—	23
Ending balance	$6,784	$1,218	$67	$1,270	$11,472	$3	$20,814

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

As of March 31, 2024 and December 31, 2023, there were $2.9 million and $5.2 million, respectively, of collateral-dependent loans which are primarily secured by commercial real estate. The allowance for credit losses allocated to these loans as of March 31, 2024 and December 31, 2023 was $360 thousand and $355, respectively.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2024 and December 31, 2023, for which repayment is expected to be obtained through the sale of the underlying collateral.

($ in thousands)	Hotel / Motel	Single-Family Residential	Total
As of March 31, 2024
SBA—real estate	$2,930	$—	$2,930
Total	$2,930	$—	$2,930
As of December 31, 2023
SBA—real estate	$2,923	$—	$2,923
Home mortgage	—	2,241	2,241
Total	$2,923	$2,241	$5,164

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of March 31, 2024 and December 31, 2023:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total(1)
As of March 31, 2024
Commercial real estate	$319	$—	$319	$—	$319
SBA—real estate	2,489	1,140	3,629	—	3,629
SBA—non-real estate	178	—	178	—	178
Home mortgage	217	—	217	—	217
Total	$3,203	$1,140	$4,343	$—	$4,343
As of December 31, 2023
SBA—real estate	$2,302	$1,136	$3,438	$—	$3,438
SBA—non-real estate	154	—	154	—	154
Home mortgage	249	2,241	2,490	—	2,490
Total	$2,705	$3,377	$6,082	$—	$6,082

(1)    Excludes guaranteed portion of SBA loans of $3.1 million and $2.0 million as of March 31, 2024 and December 31, 2023, respectively.
Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively and individually evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of March 31, 2024 and December 31, 2023:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due(1)	Loans Not Past Due	Total(2)
As of March 31, 2024
Commercial real estate	$—	$—	$319	$319	$905,215	$905,534
SBA—real estate	801	70	1,838	2,709	228,794	231,503
SBA—non-real estate	—	175	—	175	15,872	16,047
C&I	—	—	—	—	147,508	147,508
Home mortgage	217	2,893	—	3,110	499,885	502,995
Consumer	—	—	—	—	1,400	1,400
Total	$1,018	$3,138	$2,157	$6,313	$1,798,674	$1,804,987
As of December 31, 2023
Commercial real estate	$—	$—	$—	$—	$885,585	$885,585
SBA—real estate	1,868	932	1,983	4,783	219,912	224,695
SBA—non-real estate	154	—	—	154	14,843	14,997
C&I	—	—	—	—	120,970	120,970
Home mortgage	4,076	2,730	2,491	9,297	508,727	518,024
Consumer	—	—	—	—	1,574	1,574
Total	$6,098	$3,662	$4,474	$14,234	$1,751,611	$1,765,845

(1)Excludes guaranteed portion of SBA loans of $2.6 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Excludes accrued interest receivables of $7.4 million and $7.3 million as of March 31, 2024 and December 31, 2023, respectively.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other than insignificant payment deferrals, other than insignificant term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. No charge-offs of previously modified loans were recorded for the three months ended March 31, 2024 and 2023. No loan modifications were made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.
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

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$46,808	$110,748	$265,976	$191,019	$93,290	$171,390	$21,012	$—	$900,243
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	4,667	—	—	—	624	—	—	5,291
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$46,808	$115,415	$265,976	$191,019	$93,290	$172,014	$21,012	$—	$905,534
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass	$10,510	$31,940	$45,135	$25,844	$20,777	$88,829	$—	$—	$223,035
Special mention	—	—	—	—	—	1,415	—	—	1,415
Substandard	—	—	1,791	2,893	1,139	1,230	—	—	7,053

Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$10,510	$31,940	$46,926	$28,737	$21,916	$91,474	$—	$—	$231,503
Current period charge-offs	$—	$—	$—	$66	$—	$—	$—	$—	$66
SBA—non-real estate
Pass	$2,256	$5,161	$2,501	$187	$1,511	$3,753	$—	$—	$15,369
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	555	—	—	123	—	—	678
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$2,256	$5,161	$3,056	$187	$1,511	$3,876	$—	$—	$16,047
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I
Pass	$1,667	$15,222	$17,719	$20,588	$4,204	$2,641	$82,992	$2,475	$147,508
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$1,667	$15,222	$17,719	$20,588	$4,204	$2,641	$82,992	$2,475	$147,508
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home mortgage
Pass	$2,532	$69,406	$297,571	$76,970	$18,245	$38,054	$—	$—	$502,778
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	217	—	—	217
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$2,532	$69,406	$297,571	$76,970	$18,245	$38,271	$—	$—	$502,995
Current period charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Consumer
Pass	$8	$—	$—	$—	$—	$—	$1,392	$—	$1,400
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$8	$—	$—	$—	$—	$—	$1,392	$—	$1,400
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$63,781	$232,477	$628,902	$314,608	$138,027	$304,667	$105,396	$2,475	$1,790,333
Special mention	—	—	—	—	—	1,415	—	—	1,415
Substandard	—	4,667	2,346	2,893	1,139	2,194	—	—	13,239
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$63,781	$237,144	$631,248	$317,501	$139,166	$308,276	$105,396	$2,475	$1,804,987
Current period charge-offs	$—	$—	$—	$66	$—	$2	$—	$—	$68

(1)Excludes accrued interest receivables of $7.4 million as of March 31, 2024.

	December 31, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$97,114	$207,860	$154,872	$97,137	$138,908	$163,320	$21,059	$—	$880,270
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	319	—	—	—	4,996	—	—	5,315
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$97,114	$208,179	$154,872	$97,137	$138,908	$168,316	$21,059	$—	$885,585
Current period charge-offs	$—	$457	$121	$—	$91	$17	$—	$—	$686
SBA— real estate
Pass	$31,920	$44,504	$26,188	$22,732	$28,244	$64,442	$—	$—	$218,030
Special mention	—	—	—	—	—	1,428	—	—	1,428

Substandard	—	1,787	1,079	1,136	—	1,235	—	—	5,237
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$31,920	$46,291	$27,267	$23,868	$28,244	$67,105	$—	$—	$224,695
Current period charge-offs	$—	$—	$46	$—	$—	$—	$—	$—	$46
SBA—non-real estate
Pass	$5,408	$2,584	$200	$1,556	$950	$3,423	$—	$—	$14,121
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	591	—	—	—	187	—	—	778
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$5,408	$3,175	$200	$1,556	$950	$3,708	$—	$—	$14,997
Current period charge-offs	$—	$—	$—	$—	$—	$35	$—	$—	$35
C&I
Pass	$15,117	$17,939	$22,098	$4,695	$1,720	$1,734	$55,106	$2,561	$120,970
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$15,117	$17,939	$22,098	$4,695	$1,720	$1,734	$55,106	$2,561	$120,970
Current period charge-offs	$17	$—	$80	$—	$—	$—	$—	$—	$97
Home mortgage
Pass	$72,182	$304,346	$79,585	$18,634	$8,939	$31,848	$—	$—	$515,534
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,241	249	—	—	—	—	—	2,490
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$72,182	$306,587	$79,834	$18,634	$8,939	$31,848	$—	$—	$518,024
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$4	$—	$—	$—	$77	$—	$1,493	$—	$1,574
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$4	$—	$—	$—	$77	$—	$1,493	$—	$1,574
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$221,745	$577,233	$282,943	$144,754	$178,838	$264,767	$77,658	$2,561	$1,750,499
Special mention	—	—	—	—	—	1,428	—	—	1,428
Substandard	—	4,938	1,328	1,136	—	6,418	—	—	13,820
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$221,745	$582,171	$284,271	$145,890	$178,838	$272,711	$77,658	$2,561	$1,765,845
Current period charge-offs	$17	$457	$247	$—	$91	$52	$—	$—	$864

(1)Excludes accrued interest receivables of $7.3 million as of December 31, 2023.

Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Leasehold improvements	$9,202	$9,135
Furniture and fixtures	4,585	4,814
Equipment and others	3,509	3,504
Total premises and equipment	17,296	17,453
Accumulated depreciation	(12,325)	(12,205)
Total premises and equipment, net	$4,971	$5,248

Total depreciation expense included in occupancy and equipment expenses was $367 thousand and $334 thousand for the three months ended March 31, 2024 and 2023, respectively.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of March 31, 2024 and December 31, 2023.
The following table presents an analysis of the changes in activity for loan servicing assets during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Beginning balance	$11,741	$12,759
Additions from loans sold with servicing retained	552	1,100
Amortized to expense	(888)	(961)
Ending balance	$11,405	$12,898

The fair value of the servicing assets was $17.4 million as of March 31, 2024, which was determined using discount rates ranging from 3.75% to 11.00% and prepayment speeds ranging from 12.70% to 12.90%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $18.0 million as of March 31, 2023, which was determined using discount rates ranging from 4.75% to 10.25% and prepayment speeds ranging from 13.10% to 13.20% depending on the stratification of the specific assets.
Note 6. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of March 31, 2024 and December 31, 2023 were $451.5 million and $433.9 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of March 31, 2024:

($ in thousands)
Remainder of 2024	$744,388
2025	265,103
2026	18,162
2027	345
2028 and thereafter	299
Total	$1,028,297

Deposits from principal officers, directors, and their affiliates as of March 31, 2024 and December 31, 2023 were $2.1 million and $1.8 million, respectively.
Note 7. Borrowing Arrangements
As of March 31, 2024, the Company had $105.0 million advances from FHLB with a weighted average interest rate of 4.64% and a weighted average remaining term of 0.8 years, compared to $105 million advances with a weighted average interest rate of 4.65% and a weighted average remaining term of 0.9 years as of December 31, 2023. The Company has a letter of credit with the FHLB in the amount of $100.0 million and $67.0 million to secure a public deposit as of March 31, 2024 and December 31, 2023, respectively.

The Company had available borrowing capacity from the following institutions as of March 31, 2024:

($ in thousands)
FHLB	$331,917
Federal Reserve Bank	185,913
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$617,830

The Company has pledged approximately $1.39 billion and $1.39 billion of loans as collateral for these lines of credit as of March 31, 2024 and December 31, 2023, respectively.
Note 8. Income Taxes
The Company’s income tax expense was $2.0 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate was 28.0% and 29.0% for the three months ended March 31, 2024 and 2023, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2020 and for state taxing authorities for tax years prior to 2019.

There were no significant unrealized tax benefits recorded as of March 31, 2024 and December 31, 2023, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Loan commitments	$232,758	$257,626
Standby letter of credit	16,145	6,707
Commercial letter of credit	353	22
Total undisbursed credit related commitments	$249,256	$264,355

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Investments in low-income housing partnerships	$16,370	$16,887
Unfunded commitments to fund investments for low-income housing partnerships	10,863	11,905

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2040.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $517 thousand and $361 thousand for the three months ended March 31, 2024 and 2023, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $655 thousand and $456 thousand and for the three months ended March 31, 2024 and 2023, respectively.
Note 10. Stock-Based Compensation
The Company has two stock-based compensation plans currently in effect as of March 31, 2024, as described further below. Total compensation cost that has been charged against earnings for these plans for the three months ended March 31, 2024 and 2023 was $319 thousand and $324 thousand, respectively.
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

A summary of the stock options outstanding under the 2010 Plan for the three months ended March 31, 2024 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2024	60,000	$8.00	$177
Options granted	—	—
Options exercised	(60,000)	8.00
Options forfeited	—	—
Options expired	—	—
Outstanding, as of March 31, 2024	—	$—	$—
Fully vested and expected to vest	—	$—	$—
Vested	—	$—	$—

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Intrinsic value of options exercised	$144	$186
Cash received from option exercises	160	720
Tax provision realized from option exercised	24	(3)

A summary of the changes in the Company's non-vested restricted stock awards under the 2010 Plan for the three months ended March 31, 2024 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2024	10,000	$9.69	$110
Awards granted	—	—
Awards vested	—	—
Awards forfeited	—	—
Non-vested, as of March 31, 2024	10,000	$9.69	$100

No tax benefits or expenses were realized from restricted stock awards under the 2020 Plan for the three months ended March 31, 2024 and 2023.
As of March 31, 2024, the Company had approximately $13 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 0.6 years.
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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of March 31, 2024.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the three months ended March 31, 2024 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2024	278,851	$11.45	$3,053
Awards granted	—	—
Awards vested	(4,129)	12.90
Awards forfeited	(3,000)	12.90
Non-vested, as of March 31, 2024	271,722	$11.41	$2,712

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Tax provision realized from awards vested	$(3)	$(2)

There were 1,116,001 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of March 31, 2024. The Company had approximately $1.4 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of March 31, 2024. The Company expects to recognize these costs over a weighted average period of 1.3 years.
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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$42,009	$—	$42,009	$—
Residential collateralized mortgage obligations	139,468	—	139,468	—
Municipal securities - tax exempt	5,748	—	5,748	—
Other investments:
Mutual fund - CRA qualified	3,451	3,451	—	—
December 31, 2023
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$43,877	$—	$43,877	$—
Residential collateralized mortgage obligations	144,459	—	144,459	—
Municipal securities - tax exempt	5,914	—	5,914	—
Other investments:
Mutual fund - CRA qualified	3,463	3,463	—	—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the three months ended March 31, 2024 or 2023.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value and write-downs of individual assets.
Collateral-dependent loans: Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. Fair value for collateral-dependent loans are measured based on the value of the collateral securing these loans and are classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraisals may utilize a single valuation approach or a combination or approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Appraised values are reviewed by management using historical knowledge, market considerations, and knowledge of the client and client’s business.

Other real estate owned: Fair value of other real estate owned ("OREO") is based primarily on third party appraisals, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Collateral-dependent loans:
SBA—real estate	$1,432	$—	$—	$1,432
OREO	1,237			1,237
Total	$2,669	$—	$—	$2,669
December 31, 2023
Collateral-dependent loans:
SBA—real estate	$1,432	$—	$—	$1,432
Total	$1,432	$—	$—	$1,432
Total

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Collateral-dependent loans:
SBA—real estate	$—	$2
C&I	—	11
Total	$—	$13

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of March 31, 2024 and December 31, 2023:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs(1)
March 31, 2024
Collateral-dependent loans:
SBA—real estate	$1,432	Income approach - income capitalization	Capitalization rate	9.0% to 11.8%	10.4%
December 31, 2023
Collateral-dependent loans:
SBA—real estate	$1,432	Income approach - income capitalization	Capitalization rate	9.3% to 11.0%	9.9%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of March 31, 2024 and December 31, 2023.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	March 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$139,246	$139,246	$—	$—	$139,246
Loans held for sale	16,075	—	17,361	—	17,361
Loans receivable, net	1,782,858	—	—	1,839,133	1,839,133
Accrued interest receivable, net	8,370	164	810	7,396	8,370
Other investments:
FHLB and PCBB stock	12,718	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	11,405	—	—	17,396	17,396
Financial liabilities:
Deposits	1,895,411	—	1,896,439	—	1,896,439
FHLB advances	105,000	—	104,455	—	104,455
Accrued interest payable	12,270	—	12,270	—	12,270

	December 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$91,216	$91,216	$—	$—	$91,216
Loans receivable, net	1,743,852	—	—	1,793,258	1,793,258
Accrued interest receivable, net	8,259	69	859	7,331	8,259
Other investments:
FHLB and PCBB stock	12,718	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	11,741	—	—	17,218	17,218
Financial liabilities:
Deposits	1,807,558	—	1,808,444	—	1,808,444
FHLB advances	105,000	—	104,231	—	104,231
Accrued interest payable	$12,628	$—	$12,628	$—	$12,628

Note 12. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of March 31, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	March 31, 2024
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$233,132	13.59%	N/A	N/A	N/A	N/A
Bank	231,995	13.53	$137,205	8.00%	$171,507	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	211,692	12.34	N/A	N/A	N/A	N/A
Bank	210,557	12.28	102,904	6.00	137,205	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	211,692	12.34	N/A	N/A	N/A	N/A
Bank	210,557	12.28	77,178	4.50	111,479	6.50
Tier 1 capital (to average assets)
Consolidated	211,692	9.65	N/A	N/A	N/A	N/A
Bank	210,557	9.60	87,736	4.00	109,670	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2023
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$229,544	13.77%	N/A	N/A	N/A	N/A
Bank	227,773	13.66	$133,353	8.00%	$166,691	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A
Bank	206,936	12.41	100,014	6.00	133,353	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A
Bank	206,936	12.41	75,011	4.50	108,349	6.50
Tier 1 capital (to average assets)
Consolidated	208,707	9.57	N/A	N/A	N/A	N/A
Bank	206,936	9.49	87,207	4.00	109,008	5.00

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2024	2023
Basic
Net income	$5,226	$7,534
Distributed and undistributed earnings allocated to participating securities	(98)	(159)
Net income allocated to common shares	$5,128	$7,375
Weighted average common shares outstanding	14,991,835	15,284,350
Basic earnings per common share	$0.34	$0.48
Diluted
Net income allocated to common shares	$5,128	$7,375
Weighted average common shares outstanding for basic earnings per common share	14,991,835	15,284,350
Add: Dilutive effects of assumed exercises of stock options	—	28,323
Average shares and dilutive potential common shares	14,991,835	15,312,673
Diluted earnings per common share	$0.34	$0.48

No share of common stock was antidilutive for the three months ended March 31, 2024 and 2023.

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
OVERVIEW
We are a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank, our banking subsidiary, and we do not conduct material business operations other than through the Bank. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American communities within our primary market areas.
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

Lastly, as a result of the prolonged low-interest-rate environment that had prevailed for years prior to the more recent market rate increases, the Bank, like most other financial institutions, had invested in treasury securities and other relatively low-yielding but stable instruments as a means to preserve liquidity, accepting the lower returns as a trade-off for a perceived lower risk profile. However, the rapidity of the Federal Reserve’s rate increases resulted in a dramatic loss of value for bonds that were paying at lower interest rates as investors eschewed those investments for higher-yielding fixed- and adjustable-rate debt securities. These forces even resulted in the closure of three large U.S. banks, including two banks with extensive operations in our market area, when customers grew alarmed at the apparent instability in the banking sector in general, and these banks in particular.

We believe we have adapted well to these shifts in the banking economy, and our success in weathering the challenges to date owes to the loyalty of our customers and the dedication of our employees and management. At the same time, these conditions have forced us to redirect our efforts toward liquidity and capital management, thus limiting our growth and our near-term profitability.
The following significant items are of note as of or for the periods presented:
As of March 31, 2024 compared to as of December 31, 2023
•Total assets were $2.23 billion, an increase of $86.8 million, or 4.0%, from $2.15 billion.
•Gross loans were $1.80 billion, an increase of $39.1 million, or 2.2%, from $1.77 billion.
•Total deposits were $1.90 billion, a increase of $87.9 million, or 4.9%, from $1.81 billion.
•Shareholders’ equity was $194.7 million, an increase of $2.1 million, or 1.1%, from $192.6 million.
For the three months ended March 31, 2024 compared to three months ended March 31, 2023
•Net interest income decreased to $16.0 million, a decrease of $1.9 million, or 10.7%, from $17.9 million.
•Net income was $5.2 million or $0.34 per diluted common share, a decrease of $2.3 million, or 30.6%, from $7.5 million or $0.48 per diluted common share.

SELECTED FINANCIAL DATA

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2024	2023
Income Statement Data:
Interest income	$32,913	$28,594
Interest expense	16,934	10,702
Net interest income	15,979	17,892
Provision for (reversal of) credit losses	145	(338)
Noninterest income	3,586	4,295
Noninterest expense	12,157	11,908
Income before income taxes	7,263	10,617
Income tax expense	2,037	3,083
Net income	5,226	7,534
Per Share Data:
Basic income per share	$0.34	$0.48
Diluted income per share	0.34	0.48
Book value per share	13.00	12.02
Shares of common stock outstanding	14,982,555	15,286,558
Performance Ratios:
Return on average assets(1)	0.96%	1.43%
Return on average equity(1)	10.83	16.82
Yield on total loans(1)	6.69	6.10
Yield on average earning assets(1)	6.32	5.71
Cost of average interest-bearing liabilities(1)	4.76	3.55
Cost of deposits(1)	3.43	2.25
Net interest margin(1)	3.06	3.56
Efficiency ratio(2)	62.14	53.67

(1)    Annualized.
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

($ in thousands)	March 31, 2024	December 31, 2023
Balance Sheet Data:
Gross loans	$1,804,987	$1,765,845
Loans held for sale	16,075	1,795
Allowance for credit losses	22,129	21,993
Total assets	2,234,520	2,147,730
Total deposits	1,895,411	1,807,558
Shareholders’ equity	194,725	192,626
Asset Quality Data:
Nonperforming loans to gross loans	0.24%	0.34%
Allowance for credit losses to nonperforming loans	510	362
Allowance for credit losses to gross loans	1.23	1.25
Balance Sheet and Capital Ratios:
Gross loans to deposits	95.23%	97.69%
Noninterest-bearing deposits to deposits	28.46	28.92
Average equity to average total assets	8.86	8.62
Leverage ratio	9.65	9.57
Common equity tier 1 ratio	12.34	12.52
Tier 1 risk-based capital ratio	12.34	12.52
Total risk-based capital ratio	13.59	13.77

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

RESULTS OF OPERATIONS
Net Income

We reported net income for the three months ended March 31, 2024 of $5.2 million, a decrease of $2.3 million, or 30.6%, compared to net income of $7.5 million for the same period of 2023. The decrease was primarily due to a $1.9 million decrease in net interest income, a $709 thousand decrease in noninterest income, $483 thousand increase in provision for credit losses and a $249 thousand increase in noninterest expense, offset by a $1.0 million decrease income tax expense.

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest income	$32,913	$28,594	$4,319	15.1%
Interest expense	16,934	10,702	6,232	58.2
Net interest income	15,979	17,892	(1,913)	(10.7)
Provision for (reversal of) credit losses	145	(338)	483	(142.9)
Noninterest income	3,586	4,295	(709)	(16.5)
Noninterest expense	12,157	11,908	249	2.1
Income before income tax expense	7,263	10,617	(3,354)	(31.6)
Income tax expense	2,037	3,083	(1,046)	(33.9)
Net income	$5,226	$7,534	$(2,308)	(30.6)%

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

	Three Months Ended March 31,
	2024			2023
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate(1)	Average Balance	Interest and Fees	Yield / Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$73,047	$989	5.35%	$74,162	$846	4.56%
Federal funds sold and other investments(2)	16,265	322	7.92	12,130	171	5.65
Available-for-sale debt securities	191,383	1,460	3.05	210,462	1,566	2.94
Total investments	280,695	2,771	3.79	296,754	2,583	3.45
Commercial real estate loans	901,262	13,729	6.13	840,402	11,179	5.39
SBA loans	259,368	7,213	11.19	274,889	6,982	10.30
Commercial and industrial loans	134,893	2,670	7.96	121,915	2,200	7.32
Home mortgage loans	512,023	6,495	5.07	486,800	5,633	4.63
Consumer & other loans	1,386	35	10.10	1,386	17	5.07
Loans(3)	1,808,932	30,142	6.69	1,725,392	26,011	6.10
Total interest-earning assets	2,089,627	32,913	6.32	2,022,146	28,594	5.71
Noninterest-earning assets	87,586			82,538
Total assets	$2,177,213			$2,104,684

Interest-bearing liabilities:
Money market deposits and others	$367,386	$3,940	4.31%	$409,813	$3,150	3.12%
Time deposits	954,442	11,735	4.94	786,381	7,232	3.73
Total interest-bearing deposits	1,321,828	15,675	4.77	1,196,194	10,382	3.52
Borrowings	108,681	1,259	4.66	26,168	320	4.95
Total interest-bearing liabilities	1,430,509	16,934	4.76	1,222,362	10,702	3.55
Noninterest-bearing liabilities:
Noninterest-bearing deposits	514,503			671,490
Other noninterest-bearing liabilities	39,207			31,648
Total noninterest-bearing liabilities	553,710			703,138
Shareholders’ equity	192,994			179,184
Total liabilities and shareholders’ equity	$2,177,213			$2,104,684
Net interest income / interest rate spreads		$15,979	1.56%		$17,892	2.16%
Net interest margin			3.06%			3.56%

Cost of deposits			3.43%			2.25%
Cost of funds			3.50%			2.29%

(1)Annualized.
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

	Three Months Ended March 31,
	2024 vs 2023
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(13)	$156	$143
Federal funds sold and other investments	83	68	151
Available-for-sale debt securities	(121)	15	(106)
Total investments	(51)	239	188
Commercial real estate loans	905	1,645	2,550
SBA loans	(375)	606	231
Commercial and industrial loans	274	196	470
Home mortgage loans	358	504	862
Consumer & other loans	—	18	18
Total loans	1,162	2,969	4,131
Total interest-earning assets	1,111	3,208	4,319
Interest-bearing liabilities:
Money market deposits and others	(543)	1,333	790
Time deposits	1,733	2,770	4,503
Total interest-bearing deposits	1,190	4,103	5,293
Borrowings	988	(49)	939
Total interest-bearing liabilities	2,178	4,054	6,232
Net interest income	$(1,067)	$(846)	$(1,913)

Net interest income decreased $1.9 million, or 10.7%, to $16.0 million for the three months ended March 31, 2024 from $17.9 million for the same period of 2023, primarily due to higher interest expense on deposits and borrowings, partially offset by higher interest income on loans. As with most smaller community banks, our interest income on loans will tend to reprice more slowly than deposits in a rising interest rate environment, both because our loans tend to have longer maturity and repricing periods and because demand for loans and draws on existing lines of credit tend to decrease as interest rates increase.

Interest expense on deposits increased $5.3 million to $15.7 million for the three months ended March 31, 2024, compared with $10.4 million for the same period of 2023. The increase was primarily due to a $125.6 million, or 10.5%, increase in average balance of interest-bearing deposits and a 125 basis point increase in average cost of interest-bearing deposits driven by the Federal Reserve's rate increases.

Interest expense on borrowings increased $939 thousand to $1.3 million for the three months ended March 31, 2024, compared with $320 thousand for the same period of 2023. The increase was primarily due to a $82.5 million or 315.3%, increase in average balance of borrowings.

Interest income on loans increased $4.1 million to $30.1 million for the three months ended March 31, 2024, compared with $26.0 million for the same period of 2023, primarily due to a $83.5 million, or 4.8%, increase in average balance of loans and a 59 basis point increase in average yield on loans as a result of the Federal Reserve's rate increase.

Net interest margin was 3.06% for the three months ended March 31, 2024, a 50 basis point decrease from 3.56% for the same period of 2023, primarily due to a 60 basis point decrease in net interest spread from the higher increase in average cost of interest-bearing deposits and borrowings compared to the increase in average yield on loans.
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
The provision for credit losses was $145 thousand for the three months ended March 31, 2024, compared to reversal of credit losses of $338 thousand for the same period of 2023. The provision for credit losses on loans for the three months ended March 31, 2024 of $145 thousand was primarily due to a $1.8 million increase in the quantitative general reserve, mostly offset by a $1.7 million decrease in the qualitative reserve. The increase in the quantitative reserve was due to the increase in the life of home mortgage loans because of the slower prepayment rate based on the 2-year look back period. The decrease in the qualitative reserve was due to noticeable improvements in various asset quality metrics and improving economic and business conditions.
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
The following table sets forth the various components of our noninterest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposit	$612	$418	$194	46.4%
Loan servicing fees, net of amortization	772	846	(74)	(8.7)
Gain on sale of loans	1,703	2,570	(867)	(33.7)
Other income	499	461	38	8.2
Total noninterest income	$3,586	$4,295	$(709)	(16.5)%

Noninterest income for the three months ended March 31, 2024 was $3.6 million, a decrease of $709 thousand, or 16.5%, compared to $4.3 million for the same period of 2023, primarily due to a decrease in gain on sale of loans.
Gain on sale of loans was $1.7 million for the three months ended March 31, 2024, compared to $2.6 million for the same period of 2023, a decrease of $867 thousand or 33.7%. The decrease was primarily due to a lower sold amount in SBA loans, partially offset by a higher average sales premium. We sold $24.8 million of SBA loans with an average premium of 8.33% for the three months ended March 31, 2024, compared to a sale of $44.7 million of SBA loans with an average premium of 7.33% in the same period of 2023.
Service charges on deposit was $612 thousand for the three months ended March 31, 2024, compared to $418 thousand for the same period of 2023, an increase of $194 thousand or 46.4%, primarily due to an increase in deposit analysis fees from an increase in the number of analysis accounts.

Noninterest Expense
The following table sets forth the major components of our noninterest expense for the years ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,841	$7,252	$589	8.1%
Occupancy and equipment	1,655	1,570	85	5.4
Data processing and communication	487	550	(63)	(11.5)
Professional fees	395	359	36	10.0
FDIC insurance and regulatory assessments	374	467	(93)	(19.9)
Promotion and advertising	149	162	(13)	(8.0)
Directors' fees	157	161	(4)	(2.5)
Foundation donation and other contributions	540	753	(213)	(28.3)
Other expenses	559	634	(75)	(11.8)
Total noninterest expense	$12,157	$11,908	$249	2.1%

Noninterest expense for the three months ended March 31, 2024 was $12.2 million, compared with $11.9 million for the same period of 2023, an increase of $249 thousand or 2.1%, primarily due to an increase in salaries and employee benefits.

Salaries and employee benefits for the three months ended March 31, 2024 was $7.8 million, compared to $7.3 million for the same period of 2023, an increase of $589 thousand, or 8.1%. The increase was primarily due to an increase from employee salary adjustments in 2023 and an increase in employee health insurance.

Foundation donations and other contributions for the three months ended March 31, 2024 was $540 thousand, compared to $753 thousand, a decrease of $213 thousand, or 28.3%. The decrease was primarily due to lower donation accruals for Open Stewardship Foundation as a result of lower net income.

Income Tax Expense
Income tax expense was $2.0 million for the three months ended March 31, 2024, compared to $3.1 million for the same period of 2023, primarily due to a $3.4 million, or 31.6%, decrease in income before income tax to $7.3 million for the three months ended March 31, 2024 from $10.6 million for the same period of 2023. Effective tax rates were 28.0% and 29.0% for the three months ended March 31, 2024 and 2023, respectively.

We recognized net deferred tax assets of $13.8 million and $13.3 million as of March 31, 2024 and December 31, 2023, respectively. After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets as of March 31, 2024 will be fully realized in future years.

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
All securities in our investment portfolio were classified as available-for-sale as of March 31, 2024. There were no held-to-maturity or trading securities in our investment portfolio as of March 31, 2024. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities and tax-exempt municipal securities.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented:

	March 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$46,755	$42,009	$(4,746)	$48,318	$43,877	$(4,441)
Residential collateralized mortgage obligations	158,503	139,468	(19,035)	162,142	144,459	(17,683)
Municipal securities - tax exempt	5,751	5,748	(3)	5,726	5,914	188
Total available-for-sale debt securities	$211,009	$187,225	$(23,784)	$216,186	$194,250	$(21,936)

Available-for-sale debt securities decreased $7.0 million, or 3.6%, to $187.2 million as of March 31, 2024 from $194.3 million as of December 31, 2023, primarily due to $5.1 million principal paydowns and a $1.8 million increase in unrealized loss for the three months ended March 31, 2024. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of March 31, 2024 and December 31, 2023.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, we expect full collection of the carrying amount of these securities, do not intend to sell the securities in an unrealized loss position, and believe it is more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, we did not have allowance for credit losses as of March 31, 2024 and December 31, 2023.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$945	2.18%	$600	2.36%	$45,210	2.28%
Residential collateralized mortgage obligations	—	—	227	1.83	2,541	1.54	155,735	2.82
Municipal securities - tax exempt	—	—	—	—	—	—	5,751	5.15
Total available-for-sale debt securities	$—	—%	$1,172	2.10%	$3,141	1.70%	$206,696	2.77%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	March 31, 2024		December 31, 2023
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$905,534	50.2%	$885,585	50.2%
SBA—real estate	231,503	12.8	224,695	12.7
SBA—non-real estate	16,047	0.9	14,997	0.8
Commercial and industrial	147,508	8.2	120,970	6.9
Home mortgage	502,995	27.8	518,024	29.3
Consumer	1,400	0.1	1,574	0.1
Gross loans receivable	1,804,987	100.0%	1,765,845	100.0%
Allowance for credit losses	(22,129)		(21,993)
Loans receivable, net(1)	$1,782,858		$1,743,852

(1)     Includes net deferred loan costs and unamortized premiums of $108 thousand and $140 thousand as of March 31, 2024 and December 31, 2023, respectively.
Gross loans increased $39.1 million, or 2.2%, to $1.80 billion as of March 31, 2024, compared to $1.77 billion as of December 31, 2023. The increase was primarily attributable to new loan production of $123.2 million, partially offset by loan payoffs and paydowns of $53.1 million.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$77,102	$79,797	$412,816	$102,829	$177,442	$55,548	$905,534
SBA—real estate	—	—	—	22	—	231,481	231,503
SBA—non- real estate	—	102	—	2,976	—	12,969	16,047
Commercial and industrial	48,267	31,885	8,334	24,299	22,333	12,390	147,508
Home mortgage	—	—	—	—	479,838	23,157	502,995
Consumer	—	1,400	—	—	—	—	1,400
Gross loans	$125,369	$113,184	$421,150	$130,126	$679,613	$335,545	$1,804,987

	December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$66,776	$84,427	$414,863	$79,933	$192,074	$47,512	$885,585
SBA—real estate	—	—	—	25	—	224,670	224,695
SBA—non- real estate	—	116	1	3,535	—	11,345	14,997
Commercial and industrial	18,478	30,172	7,996	27,154	23,644	13,526	120,970
Home mortgage	—	—	—	—	495,425	22,599	518,024
Consumer	—	1,574	—	—	—	—	1,574
Gross loans	$85,254	$116,289	$422,860	$110,647	$711,143	$319,652	$1,765,845

Our loan portfolio is concentrated in commercial real estate, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 90.9% of our gross loans were secured by real property as of March 31, 2024, compared to 92.2% as of December 31, 2023.
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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $905.5 million as of March 31, 2024 compared to $885.6 million as of December 31, 2023. During the three months ended March 31, 2024, we originated $44.6 million of commercial real estate loans. As of March 31, 2024, approximately 73.7% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of March 31, 2024, our average loan to value for commercial real estate loans was 50.7%.
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

As of March 31, 2024, our SBA portfolio totaled $247.6 million, compared to $239.7 million as of December 31, 2023. We originated $52.4 million for the three months ended March 31, 2024. We sold SBA loans of $24.8 million with a 8.33% average premium during the three months ended March 31, 2024.
From our total SBA loan portfolio, $231.5 million is secured by real estate and $16.0 million is unsecured or secured by business assets as of March 31, 2024.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $147.5 million as of March 31, 2024, compared to $121.0 million as of December 31, 2023. We originated $23.8 million for the three months ended March 31, 2024.
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
Home mortgage loans totaled $503.0 million as of March 31, 2024, compared to $518.0 million as of December 31, 2023. For the three months ended March 31, 2024, we originated $2.5 million of home mortgage loans and purchased $10.0 million of home mortgage loans from third party mortgage originators.
Loan Servicing

As of March 31, 2024 and December 31, 2023, we serviced $705.8 million and $707.4 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Beginning balance	$11,741	$12,759
Additions from loans sold with servicing retained	552	1,100
Amortized to expense	(888)	(961)
Ending balance	$11,405	$12,898

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
The allowance for credit losses was $22.1 million as of March 31, 2024, compared to $22.0 million as of December 31, 2023. Provision of credit losses of $145 thousand was recorded for the three months ended March 31, 2024, compared to reversal of credit losses of $338 thousand for the same period in 2023.
Analysis of the Allowance for Credit Losses

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs, by category, for the three months ended March 31, 2024 and 2023:

	As of and for the Three Months Ended March 31,
	2024				2023
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending	Beginning	Impact of CECL Adoption	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$7,915	$129	$—	$8,044	$6,951	$875	$(951)	$(91)	$6,784
SBA—real estate	1,657	1,202	(66)	2,793	1,607	(238)	(140)	(11)	1,218
SBA—non- real estate	147	71	11	229	207	(142)	(7)	9	67
Commercial and industrial	1,215	448	—	1,663	1,643	(320)	(53)	—	1,270
Home mortgage	11,045	(1,652)	(2)	9,391	8,826	1,753	893	—	11,472
Consumer	14	(5)	—	9	7	(4)	—	—	3
Total	$21,993	$193	$(57)	$22,129	$19,241	$1,924	$(258)	$(93)	$20,814
Gross loans(1)				$1,804,987					$1,692,485
Average loans(1)				$1,740,188					$1,725,392
Net (charge-offs) recoveries to average gross loans(2)				(0.01)%					(0.02)%
Allowance for credit losses to gross loans				1.23%					1.23%

The following table presents an allocation of the allowance for credit losses by portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$8,044	36.4%	$7,915	36.0%
SBA—real estate	2,793	12.6	1,657	7.5
SBA—non- real estate	229	1.0	147	0.7
Commercial and industrial	1,663	7.5	1,215	5.5
Home mortgage	9,391	42.5	11,045	50.2
Consumer	9	—	14	0.1
Total	$22,129	100.0%	$21,993	100.0%

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
Nonperforming loans include loans that are 90 days past due and still accruing, loans accounted for on a non-accrual basis, and accruing restructured loans. Nonperforming assets consist of nonperforming loans plus other real estate owned ("OREO").
Nonperforming loans were $4.3 million as of March 31, 2024, compared to $6.1 million as of December 31, 2023. Nonperforming loans excluded the guaranteed portion of SBA loans of $3.1 million and $2.0 million as of March 31, 2024 and December 31, 2023, respectively.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until being sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. As of March 31, 2024, OREO totaled $1.2 million, which is secured by a mix-use property in Los Angeles with 90% guaranteed by SBA. There was no OREO as of December 31, 2023.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$4,343	$6,082
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans(1)	4,343	6,082
Other real estate owned	1,237	—
Total nonperforming assets	$5,580	$6,082
Nonperforming loans to gross loans	0.24%	0.34%
Nonperforming assets to total assets	0.25%	0.28%
Allowance for credit losses to nonperforming loans	510%	362%

(1)Excludes guaranteed portion of SBA loans of $3.1 million and $2.0 million as of March 31, 2024 and December 31, 2023, respectively.
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

The following table show the composition of deposits by type as of the dates presented:

	March 31, 2024		December 31, 2023
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$539,396	28.5%	$522,751	28.9%
Interest-bearing:
Money market and others	327,718	17.3	399,018	22.1
Time deposits (more than $250)	451,497	23.8	433,892	24.0
Time deposits ($250 or less)	576,800	30.4	451,897	25.0
Total interest-bearing	1,356,015	71.5	1,284,807	71.1
Total deposits	$1,895,411	100.0%	$1,807,558	100.0%

The following tables set forth the maturity of time deposits as of March 31, 2024:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits (more than $250)	$95,516	$65,321	$286,212	$4,448	$451,497
Time deposits ($250 or less)	151,358	102,471	290,821	32,150	576,800
Total time deposits	$246,874	$167,792	$577,033	$36,598	$1,028,297

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of March 31, 2024 and December 31, 2023, we had maximum borrowing capacity from the FHLB of $670.4 million and $655.9 million, respectively. We had borrowings from FHLB of $105.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company had estimated uninsured deposits of $1.25 billion, or 65.9% of total deposits, and $1.14 billion, or 63.3% of total deposits, as of March 31, 2024 and December 31, 2023, respectively.
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

Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Deposits	$1,895,411	$1,807,558
Deposits as a % of total liabilities	92.9%	92.5%
Loans, net	$1,782,858	$1,743,852
Loans-to-deposits ratio	94.1%	96.5%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of March 31, 2024 and December 31, 2023. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $185.9 million and $183.0 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $252.0 million and $251.0 million as of March 31, 2024 and December 31, 2023, respectively. We did not have any borrowings outstanding with the Federal Reserve as of March 31, 2024 or December 31, 2023, and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $331.9 million of additional borrowing availability with the FHLB as of March 31, 2024. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023	% Change
Liquid assets:
Cash and cash equivalents	$139,246	$91,216	52.7%
AFS debt securities	187,225	194,250	(3.6)
Liquid assets	$326,471	$285,466	14.4%
Liquid assets to total deposits	17.2%	15.8%
Available borrowings:
FHLB	$331,917	$363,615	(8.7)%
Federal Reserve Bank	185,913	182,989	1.6
Pacific Coast Bankers Bank	50,000	50,000	—
Zions Bank	25,000	25,000	—
First Horizon Bank	25,000	25,000	—
Total available borrowings	$617,830	$646,604	(4.5)%
Total available borrowings to total deposits	32.6%	35.8%

Liquid assets and available borrowings to total deposits	49.8%	51.6%

The following tables summarizes short- and long-term material cash requirements as of March 31, 2024, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity(1)	Total
Deposits(1)	$744,388	$283,265	$644	$—	$867,114	$1,895,411
Operating lease commitments	2,611	4,216	3,858	1,544	—	12,229
Advances from FHLB(2)	30,000	75,000	—	—	—	105,000
Commitments to fund investment for Low Income Housing Tax Credit	5,522	4,465	318	558	—	10,863
Total contractual obligations	$782,521	$366,946	$4,820	$2,102	$867,114	$2,023,503

(1)Includes deposits with no defined maturity, such as noninterest-bearing demand, savings and money market.
(2)Excludes accrued interest.
In addition to contractual obligations, other commitments of us impact liquidity. These include unused commitments to extend credit, standby letters of credit and commercial letters of credit. Since many of these commitments expire without being drawn upon, and each customer must continue to meet the conditions established in the contract, the total amount of these commercial commitments does not necessarily represent the future cash requirements of us. Our liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities, Information about our loan commitments, standby letters of credit and commercial letters of credit is provided in Note 9. Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q.

Capital Requirements
We are subject to various regulatory capital requirements administered by the federal and state banking regulators, although, as a “smaller bank holding company,” we are not subject to most of these standards at the holding company level. These standards are, however, applicable to the Bank, and failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action”, the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators regarding components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required us to maintain minimum amounts and various ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, referred to as the “leverage ratio.”

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2024 and December 31, 2023. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of March 31, 2024, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since March 31, 2024 that management believes would change this classification.

As of March 31, 2024	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$233,132	13.59%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	231,995	13.53	$137,205	8.00%	$171,507	10.00%	$180,082	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	211,692	12.34	N/A	N/A	N/A	N/A	N/A	N/A
Bank	210,557	12.28	102,904	6.00	137,205	8.00	145,781	8.50
CET1 capital (to risk-weighted assets)
Consolidated	211,692	12.34	N/A	N/A	N/A	N/A	N/A	N/A
Bank	210,557	12.28	77,178	4.50	111,479	6.50	120,055	7.00
Tier 1 leverage (to average assets)
Consolidated	211,692	9.65	N/A	N/A	N/A	N/A	N/A	N/A
Bank	210,557	9.60	87,736	4.00	109,670	5.00	87,736	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

As of December 31, 2023	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$229,544	13.77%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	227,773	13.66	$133,353	8.00%	$166,691	10.00%	$175,025	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	12.41	100,014	6.00	133,353	8.00	141,687	8.50
CET1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	12.41	75,011	4.50	108,349	6.50	116,684	7.00
Tier 1 leverage (to average assets)
Consolidated	208,707	9.57	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	9.49	87,207	4.00	109,008	5.00	87,207	4.00

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2024 and December 31, 2023 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
+300 basis points	6.71%	1.57%	(28.05)%	(41.40)%
+200 basis points	5.59	2.39	(11.74)	(18.75)
+100 basis points	2.93	1.54	(3.77)	(6.32)
-100 basis points	(2.49)	(0.97)	3.30	5.58
-200 basis points	(2.48)	(0.14)	0.89	3.41
-300 basis points	(1.86)	1.77	(5.71)	(3.47)

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we are subject to legal proceedings or claims. Management has reviewed all legal claims against us and possible loss contingencies, and does not expect the amounts to be material to any of the consolidated financial statements.
Item 1A. Risk Factors

A discussion of the risk factors affecting us is set forth in Part I, Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K. The discussion of risk factors provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

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

OP Bancorp

Date: May 15, 2024	By:	/s/ MIN J. KIM
Min J. Kim President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ CHRISTINE Y. OH
Min J. Kim Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)