Form 10-Q
period 2024-06-30
OP Bancorp
filed 2024-08-14
CIK 1722010

two 1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of shares outstanding of the Registrant’s Common Stock as of August 7, 2024 was 14,811,671.

Introduction

This Quarterly Report on Form 10-Q is filed by OP Bancorp, a California corporation and a registered bank holding company (“Company”) with respect to its consolidated financial condition, results of operations, and business as of June 30, 2024. The Company’s primary business operations are conducted through its wholly owned subsidiary, Open Bank, a California chartered commercial bank (“Bank”), and unless the context requires otherwise, statements about the Company generally are intended to describe the consolidated operations of the Company and the Bank.
Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements that are not statements of historical fact are forward-looking, and readers should not construe these statements of assurances of expected or intended results, or of promises that management will take a given course of action or pursue the currently expected strategies and objectives. Forward-looking statements in this report include comments about the Company’s current business plans and expectations regarding future operating results, as well as management’s statements about expected future events and economic developments, plans, strategies and objectives. All such statements reflect the current intentions, beliefs and expectations of the Company’s executive management based on currently available information and current and expected market conditions. Forward-looking statements can sometimes be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected or could cause us to change plans or strategies or otherwise to take actions that differ from those we currently expect. These risks and uncertainties, some of which are beyond management's control, include, but are not limited to:

•our ability to anticipate and respond to technological changes and changes and challenges, including our ability to identify and timely and effectively respond to cyber-security risks, such as data security breaches, "denial of service" attacks, "hacking" and identify theft affecting us or third party vendors or service providers, which risks continue to grow more serious with the rise of artificial intelligence and increasingly sophisticated attacks on infrastructure, information, and software;
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
•public confidence in the Bank and the banking system generally, and current volatility and market uncertainties on the banking system generally and our Bank in particular; interest rate fluctuations, which could have an adverse effect on our profitability;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and cash equivalents	$127,676	$91,216
Available-for-sale debt securities, at fair value	199,205	194,250
Other investments	16,367	16,276
Loans held for sale	6,485	1,795
Loans receivable, net of allowance for credit losses of $22,760 and $21,993 as of June 30, 2024 and December 31, 2023, respectively	1,847,346	1,743,852
Premises and equipment, net	4,716	5,248
Accrued interest receivable	8,555	8,259
Servicing assets	11,043	11,741
Company owned life insurance	22,566	22,233
Deferred tax assets, net	14,117	13,309
Other real estate owned	1,237	—
Operating right-of-use assets	8,348	8,497
Other assets	23,019	31,054
Total assets	$2,290,680	$2,147,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$518,456	$522,751
Interest-bearing:
Money market and others	332,137	399,018
Time deposits greater than $250	533,857	433,892
Other time deposits	556,371	451,897
Total deposits	1,940,821	1,807,558
Federal Home Loan Bank advances	115,000	105,000
Accrued interest payable	15,504	12,628
Operating lease liabilities	9,000	9,341
Other liabilities	14,369	20,577
Total liabilities	2,094,694	1,955,104
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock – no par value; 50,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 14,816,281 and 15,000,436 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	73,749	76,280
Additional paid-in capital	11,441	10,942
Retained earnings	127,929	120,855
Accumulated other comprehensive loss	(17,133)	(15,451)
Total shareholders’ equity	195,986	192,626
Total liabilities and shareholders' equity	$2,290,680	$2,147,730

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$30,605	$27,288	$60,747	$53,299
Interest on available-for-sale debt securities	1,590	1,562	3,050	3,128
Other interest income	2,162	1,252	3,473	2,269
Total interest income	34,357	30,102	67,270	58,696
Interest expense
Interest on deposits	17,343	11,920	33,018	22,302
Interest on borrowings	820	930	2,079	1,250
Total interest expense	18,163	12,850	35,097	23,552
Net interest income	16,194	17,252	32,173	35,144
Provision for (reversal of) credit losses	617	—	762	(338)
Net interest income after provision for credit losses	15,577	17,252	31,411	35,482
NONINTEREST INCOME
Service charges on deposits	793	573	1,405	991
Loan servicing fees, net of amortization	575	595	1,347	1,441
Gain on sale of loans	2,325	2,098	4,028	4,668
Other income	491	339	990	800
Total noninterest income	4,184	3,605	7,770	7,900
NONINTEREST EXPENSE
Salaries and employee benefits	7,568	7,681	15,409	14,933
Occupancy and equipment	1,660	1,598	3,315	3,168
Data processing and communication	530	546	1,017	1,096
Professional fees	406	381	801	740
FDIC insurance and regulatory assessments	378	420	752	887
Promotion and advertising	151	159	300	321
Directors’ fees	178	210	335	371
Foundation donation and other contributions	539	594	1,079	1,347
Other expenses	779	711	1,338	1,345
Total noninterest expense	12,189	12,300	24,346	24,208
INCOME BEFORE INCOME TAX EXPENSE	7,572	8,557	14,835	19,174
Income tax expense	2,136	2,466	4,173	5,549
NET INCOME	$5,436	$6,091	$10,662	$13,625
EARNINGS PER SHARE - BASIC	$0.36	$0.39	$0.70	$0.88
EARNINGS PER SHARE - DILUTED	$0.36	$0.39	$0.70	$0.88

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income	$5,436	$6,091	$10,662	$13,625
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale debt securities, net of tax effect	(127)	(2,510)	(1,428)	(325)
Change in unrealized gain (loss) on cash flow hedge, net	(254)	—	(254)	—
Total other comprehensive income (loss)	(381)	(2,510)	(1,682)	(325)
Comprehensive income	$5,055	$3,581	$8,980	$13,300

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Three Months Ended
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at April 1, 2024	14,982,555	$75,957	$11,240	$124,280	$(16,752)	$194,725
Net income	—	—	—	5,436	—	5,436
Other comprehensive loss	—	—	—	—	(381)	(381)
Stock issued under stock-based compensation plans, net of forfeiture	58,047	—	(116)	—	—	(116)
Stock-based compensation, net	—	—	317	—	—	317
Repurchase of common stock	(224,321)	(2,208)	—	—	—	(2,208)
Cash dividends declared ($0.12 per share)	—	—	—	(1,787)	—	(1,787)
Balance at June 30, 2024	14,816,281	$73,749	$11,441	$127,929	$(17,133)	$195,986

Balance at April 1, 2023	15,286,558	$79,475	$10,056	$109,908	$(15,658)	$183,781
Net income	—	—	—	6,091	—	6,091
Other comprehensive loss	—	—	—	—	(2,510)	(2,510)
Stock issued under stock-based compensation plans, net of forfeiture	53,204	—	(73)	—	—	(73)
Stock-based compensation, net	—	—	314	—	—	314
Repurchase of common stock	(221,494)	(2,011)	—	—	—	(2,011)
Cash dividends declared ($0.12 per share)	—	—	—	(1,822)	—	(1,822)
Balance at June 30, 2023	15,118,268	$77,464	$10,297	$114,177	$(18,168)	$183,770

Six Months Ended
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at January 1, 2024	15,000,436	$76,280	$10,942	$120,855	$(15,451)	$192,626
Net income	—	—	—	10,662	—	10,662
Other comprehensive loss	—	—	—	—	(1,682)	(1,682)
Stock issued under stock-based compensation plans, net of forfeiture	89,863	160	(137)	—	—	23
Stock-based compensation, net	—	—	636	—	—	636
Repurchase of common stock	(274,018)	(2,691)	—	—	—	(2,691)
Cash dividends declared ($0.24 per share)	—	—	—	(3,588)	—	(3,588)
Balance at June 30, 2024	14,816,281	$73,749	$11,441	$127,929	$(17,133)	$195,986

Balance at January 1, 2023	15,270,344	$79,326	$9,743	$105,690	$(17,843)	$176,916
Cumulative effect related to adoption of ASC 326, net of tax	—	—	—	(1,484)	—	(1,484)
Adjusted balance at January 1, 2023	15,270,344	79,326	9,743	104,206	(17,843)	175,432
Net income	—	—	—	13,625	—	13,625
Other comprehensive income	—	—	—	—	(325)	(325)
Stock issued under stock-based compensation plans, net of forfeiture	146,408	720	(84)	—	—	636
Stock-based compensation, net	—	—	638	—	—	638
Repurchase of common stock	(298,484)	(2,582)	—	—	—	(2,582)
Cash dividends declared ($0.24 per share)	—	—	—	(3,654)	—	(3,654)
Balance at June 30, 2023	15,118,268	$77,464	$10,297	$114,177	$(18,168)	$183,770

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
($ in thousands)	2024	2023
Cash flows from operating activities
Net income	$10,662	$13,625
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for (reversal of) credit losses	762	(338)
Depreciation and amortization of premises and equipment	699	673
Amortization of net premiums on securities	52	131
Amortization of servicing assets	1,996	2,074
Accretion of net discounts on loans	(1,275)	(1,304)
Amortization of low income housing partnerships	1,035	723
Stock-based compensation, net	636	638
Deferred income taxes	(209)	1,092
Gain on sale of loans	(4,028)	(4,668)
Earnings on company owned life insurance	(333)	(300)
Net change in fair value of equity investment with readily determinable fair value	50	(1)
Origination of loans held for sale	(63,660)	(40,139)
Proceeds from sales of loans held for sale	61,700	87,173
Net change in:
Accrued interest receivable	(296)	(523)
Other assets	6,778	(6,780)
Accrued interest payable	2,876	6,583
Other liabilities	(4,784)	(4,907)
Net cash from operating activities	12,661	53,752
Cash flows from investing activities
Net change in loans receivable	(103,315)	(17,685)
Proceeds from matured, called, or paid-down securities available for sale	12,048	12,614
Purchase of loans	—	(18,501)
Purchase of available-for-sale debt securities	(19,082)	(5,647)
Purchase of equity investments	(49)	(39)
Purchase of Federal Home Loan Bank stock	(87)	(4,044)
Purchase of premises and equipment, net	(167)	(1,366)
Investments in low-income housing partnerships	(2,556)	(1,563)
Net cash from investing activities	(113,208)	(36,231)
Cash flows from financing activities
Net change in deposits	133,263	(26,132)
Cash received from stock option exercises	160	720
Proceeds from Federal Home Loan Bank advances	40,000	75,000
Repayment of Federal Home Loan Bank advances	(30,000)	—
Repurchase of common stock	(2,691)	(2,582)
Cash dividend paid on common stock	(3,588)	(3,654)
Payments related to tax-withholding for vested restricted stock awards	(137)	(84)
Net cash from financing activities	137,007	43,268

Net change in cash and cash equivalents	36,460	60,789
Cash and cash equivalents at beginning of period	91,216	82,972
Cash and cash equivalents at end of period	$127,676	$143,761
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$5,495	$7,305
Interest	32,221	16,969
Supplemental noncash disclosure:
Initial recognition of right-of-use assets	$871	$1,369
Transfer of loan to other real estate owned	1,077	—

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Basis of Presentation

OP Bancorp ("Company") is a California corporation and bank holding company for Open Bank (“Bank”). The Company commenced operation as a bank holding company on June 1, 2016, and substantially all of its assets, operations and business are owned and conducted through the Bank. The Bank is a California state-chartered and FDIC-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, Open Bank operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. Open Bank's primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. OP Bancorp is operating with eleven full-service branches located in California, Washington, Nevada and Texas, and four loan production offices located in California, Georgia, Washington and Colorado.
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

Accounting Policy for Derivative Instruments and Hedging Activities

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in fair value of derivatives not designated are reported currently in earnings, as non-interest income.

The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
New Accounting Pronouncements Adopted
FASB ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the Statement of Income as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The Company adopted ASU 2023-02 on January 1, 2024, and the adoption did not have a material impact on its consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$45,037	$—	$(4,841)	$40,196
Residential collateralized mortgage obligations	172,354	241	(19,389)	153,206
Municipal securities - tax exempt	5,777	110	(84)	5,803
Total AFS debt securities	$223,168	$351	$(24,314)	$199,205

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$48,318	$—	$(4,441)	$43,877
Residential collateralized mortgage obligations	162,142	67	(17,750)	144,459
Municipal securities - tax exempt	5,726	189	(1)	5,914
Total AFS debt securities	$216,186	$256	$(22,192)	$194,250

There were no sales of AFS debt securities during the three and six months ended June 30, 2024 and 2023.

The amortized cost and estimated fair value of AFS debt securities as of June 30, 2024, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$1,145	$1,098
After five years through ten years	2,807	2,556
After ten years	219,216	195,551
Total AFS debt securities	$223,168	$199,205

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	$—	$40,196	$(4,841)	$40,196	$(4,841)
Residential collateralized mortgage obligations	12,024	(148)	122,231	(19,241)	134,255	(19,389)
Municipal securities - tax exempt	834	(40)	1,799	(44)	2,633	(84)
Total AFS debt securities	$12,858	$(188)	$164,226	$(24,126)	$177,084	$(24,314)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$6,488	$(59)	$37,389	$(4,382)	$43,877	$(4,441)
Residential collateralized mortgage obligations	25,439	(177)	105,963	(17,573)	131,402	(17,750)
Municipal securities - tax exempt	1,842	(1)	—	—	1,842	(1)
Total AFS debt securities	$33,769	$(237)	$143,352	$(21,955)	$177,121	$(22,192)

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

As of June 30, 2024, the Company's AFS debt securities consisted of 90 securities, of which 85 were in an unrealized loss position.
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

We believe that the unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, the Company did not have allowance for credit losses as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, there were no pledged securities to secure public deposits, borrowing and letters of credit from FHLB and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
FHLB stock	$12,615	$12,528
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified	3,462	3,463
Time deposits placed in other banks	100	95
Total other investments	$16,367	$16,276

The Company has equity investment in a mutual fund with readily determinable fair value of $3.5 million and $3.5 million as of June 30, 2024 and December 31, 2023, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $14 thousand unrealized loss and a $53 thousand unrealized loss for the three months ended June 30, 2024 and 2023, respectively, and a $50 thousand unrealized loss and $1 thousand unrealized gain for the six months ended June 30, 2024 and 2023, respectively. The unrealized gains (losses) of the mutual fund are included in other income in the consolidated statements of income.
Note 3. Loans and Allowance for Credit Losses on Loans

Loans

The following table presents the composition of the loan portfolio as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Commercial real estate	$931,284	$885,585
SBA—real estate	223,754	224,695
SBA—non-real estate	18,641	14,997
C&I	188,557	120,970
Home mortgage	506,873	518,024
Consumer	997	1,574
Gross loans receivable	1,870,106	1,765,845
Allowance for credit losses	(22,760)	(21,993)
Loans receivable, net(1)	$1,847,346	$1,743,852

(1)Includes net deferred loan costs and unamortized premiums of $18 thousand and $140 thousand as of June 30, 2024 and December 31, 2023, respectively.
No loans were outstanding to related parties as of June 30, 2024 and December 31, 2023.

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

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2024 and 2023:

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Three Months Ended June 30, 2024
Beginning balance	$8,044	$2,793	$229	$1,663	$9,391	$9	$22,129
Provision for (reversal of) credit losses	(118)	134	20	488	108	(5)	627
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	4	—	—	—	4
Ending balance	$7,926	$2,927	$253	$2,151	$9,499	$4	$22,760

Three Months Ended June 30, 2023
Beginning balance	$6,784	$1,218	$67	$1,270	$11,472	$3	$20,814
Provision for (reversal of) credit losses	—	—	—	—	—	—	—
Charge-offs	—	—	(20)	—	—	—	(20)
Recoveries	—	—	8	—	—	—	8
Ending balance	$6,784	$1,218	$55	$1,270	$11,472	$3	$20,802

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Six Months Ended June 30, 2024
Beginning balance	$7,915	$1,657	$147	$1,215	$11,045	$14	$21,993
Provision for (reversal of) credit losses	11	1,336	91	936	(1,544)	(10)	820
Charge-offs	—	(66)	—	—	(2)	—	(68)
Recoveries	—	—	15	—	—	—	15
Ending balance	$7,926	$2,927	$253	$2,151	$9,499	$4	$22,760

Six Months Ended June 30, 2023
Beginning balance	$6,951	$1,607	$207	$1,643	$8,826	$7	$19,241
Impact of CECL adoption	875	(238)	(142)	(320)	1,753	(4)	1,924
Provision for (reversal of) credit losses	(951)	(140)	(7)	(53)	893	—	(258)
Charge-offs	(91)	(11)	(34)	—	—	—	(136)
Recoveries	—	—	31	—	—	—	31
Ending balance	$6,784	$1,218	$55	$1,270	$11,472	$3	$20,802

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

As of June 30, 2024 and December 31, 2023, there were $2.9 million and $5.2 million, respectively, of collateral-dependent loans which are primarily secured by SBA—real estate and residential real estate. The allowance for credit losses allocated to these loans as of June 30, 2024 and December 31, 2023 was $360 thousand and $355 thousand, respectively.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2024 and December 31, 2023, for which repayment is expected to be obtained through the sale of the underlying collateral.

($ in thousands)	Hotel / Motel	Single-Family Residential	Total
As of June 30, 2024
SBA—real estate	$2,937	$—	$2,937
Total	$2,937	$—	$2,937
As of December 31, 2023
SBA—real estate	$2,923	$—	$2,923
Home mortgage	—	2,241	2,241
Total	$2,923	$2,241	$5,164

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of June 30, 2024 and December 31, 2023:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total(1)
As of June 30, 2024
SBA—real estate	$2,423	$1,142	$3,565	$—	$3,565
SBA—non-real estate	192	—	192	—	192
C&I	421	—	421	—	421
Home mortgage	211	—	211	—	211
Total	$3,247	$1,142	$4,389	$—	$4,389
As of December 31, 2023
SBA—real estate	$2,302	$1,136	$3,438	$—	$3,438
SBA—non-real estate	154	—	154	—	154
Home mortgage	249	2,241	2,490	—	2,490
Total	$2,705	$3,377	$6,082	$—	$6,082

(1)    Excludes guaranteed portion of SBA loans of $3.5 million and $2.0 million as of June 30, 2024 and December 31, 2023, respectively.
Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively and individually evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of June 30, 2024 and December 31, 2023:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due(1)	Loans Not Past Due	Total(2)
As of June 30, 2024
Commercial real estate	$—	$—	$—	$—	$931,284	$931,284
SBA—real estate	1,093	1,054	2,510	4,657	219,097	223,754
SBA—non-real estate	213	—	46	259	18,382	18,641
C&I	—	—	—	—	188,557	188,557
Home mortgage	2,471	2,878	—	5,349	501,524	506,873
Consumer	—	—	—	—	997	997
Total	$3,777	$3,932	$2,556	$10,265	$1,859,841	$1,870,106
As of December 31, 2023
Commercial real estate	$—	$—	$—	$—	$885,585	$885,585
SBA—real estate	1,868	932	1,983	4,783	219,912	224,695
SBA—non-real estate	154	—	—	154	14,843	14,997
C&I	—	—	—	—	120,970	120,970
Home mortgage	4,076	2,730	2,491	9,297	508,727	518,024
Consumer	—	—	—	—	1,574	1,574
Total	$6,098	$3,662	$4,474	$14,234	$1,751,611	$1,765,845

(1)Excludes guaranteed portion of SBA loans of $3.0 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Excludes accrued interest receivables of $7.5 million and $7.3 million as of June 30, 2024 and December 31, 2023, respectively.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other than insignificant payment deferrals, other than insignificant term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. No charge-offs of previously modified loans were recorded for the three and six months ended June 30, 2024 and 2023.

The following table presents the amortized cost of modified loans and the financial effects of the modification for the three and six months ended June 30, 2024 and 2023 by loan class and modification type:

Three Months Ended June 30, 2024
	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Term Extension	Total
SBA—real estate	$390	$—	$390	0.17%
SBA—non-real estate	—	9	9	0.05%
C&I	130	—	130	0.07%
Total	$520	$9	$529

Three Months Ended June 30, 2023
	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Rate Reduction and Term Extension	Interest Only	Total
C&I	$317	$—	$317	0.28%
Total	$317	$—	$317

Six Months Ended June 30, 2024
	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Term Extension	Total
SBA—real estate	$1,130	$—	$1,130	0.50%
SBA—non-real estate	—	9	9	0.05%
C&I	130	—	130	0.07%
Total	$1,260	$9	$1,269

Six Months Ended June 30, 2023
	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Rate Reduction and Term Extension	Interest Only	Total
SBA—real estate	$—	$387	$387	0.17%
C&I	317	—	317	0.28%
Total	$317	$387	$704

The Company tracks the performance of modified loans. A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received a modification during the three and six months ended June 30, 2024 and 2023 that subsequently defaulted.

The Company had additional commitments totaling $2.7 million to lend to borrowers whose loans were modified as of June 30, 2024.

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

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$116,680	$109,665	$260,820	$191,416	$98,294	$123,063	$25,131	$—	$925,069
Special mention	—	—	582	—	—	—	—	—	582
Substandard	—	—	4,646	—	—	987	—	—	5,633
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$116,680	$109,665	$266,048	$191,416	$98,294	$124,050	$25,131	$—	$931,284
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass	$14,850	$31,583	$43,005	$24,922	$17,561	$79,663	$—	$—	$211,584
Special mention	—	—	1,561	—	—	1,066	—	—	2,627
Substandard	—	—	3,179	2,989	1,142	2,233	—	—	9,543
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$14,850	$31,583	$47,745	$27,911	$18,703	$82,962	$—	$—	$223,754
Current period charge-offs	$—	$—	$—	$66	$—	$—	$—	$—	$66
SBA—non-real estate
Pass	$5,748	$4,815	$2,459	$181	$1,388	$3,295	$—	$—	$17,886
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	528	—	46	83	—	—	657
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$5,748	$4,815	$2,987	$181	$1,434	$3,476	$—	$—	$18,641
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I
Pass	$8,152	$14,461	$16,704	$19,189	$3,886	$525	$122,685	$2,404	$188,006
Special mention	—	130	—	—	—	—	—	—	130
Substandard	—	—	421	—	—	—	—	—	421
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$8,152	$14,591	$17,125	$19,189	$3,886	$525	$122,685	$2,404	$188,557
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home mortgage
Pass	$15,730	$67,910	$293,853	$74,715	$17,941	$36,513	$—	$—	$506,662
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	211	—	—	211
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$15,730	$67,910	$293,853	$74,715	$17,941	$36,724	$—	$—	$506,873
Current period charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Consumer

Pass	$4	$—	$—	$—	$—	$—	$993	$—	$997
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$4	$—	$—	$—	$—	$—	$993	$—	$997
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$161,164	$228,434	$616,841	$310,423	$139,070	$243,059	$148,809	$2,404	$1,850,204
Special mention	—	130	2,143	—	—	1,066	—	—	3,339
Substandard	—	—	8,774	2,989	1,188	3,514	—	—	16,465
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$161,164	$228,564	$627,758	$313,412	$140,258	$247,737	$148,809	$2,404	$1,870,106
Current period charge-offs	$—	$—	$—	$66	$—	$2	$—	$—	$68

(1)Excludes accrued interest receivables of $7.5 million as of June 30, 2024.

	December 31, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$97,114	$207,860	$154,872	$97,137	$138,908	$163,320	$21,059	$—	$880,270
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	319	—	—	—	4,996	—	—	5,315
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$97,114	$208,179	$154,872	$97,137	$138,908	$168,316	$21,059	$—	$885,585
Current period charge-offs	$—	$457	$121	$—	$91	$17	$—	$—	$686
SBA— real estate
Pass	$31,920	$44,504	$26,188	$22,732	$28,244	$64,442	$—	$—	$218,030
Special mention	—	—	—	—	—	1,428	—	—	1,428
Substandard	—	1,787	1,079	1,136	—	1,235	—	—	5,237
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$31,920	$46,291	$27,267	$23,868	$28,244	$67,105	$—	$—	$224,695
Current period charge-offs	$—	$—	$46	$—	$—	$—	$—	$—	$46
SBA—non-real estate
Pass	$5,408	$2,584	$200	$1,556	$950	$3,423	$—	$—	$14,121
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	591	—	—	—	187	—	—	778
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$5,408	$3,175	$200	$1,556	$950	$3,708	$—	$—	$14,997
Current period charge-offs	$—	$—	$—	$—	$—	$35	$—	$—	$35
C&I
Pass	$15,117	$17,939	$22,098	$4,695	$1,720	$1,734	$55,106	$2,561	$120,970
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$15,117	$17,939	$22,098	$4,695	$1,720	$1,734	$55,106	$2,561	$120,970
Current period charge-offs	$17	$—	$80	$—	$—	$—	$—	$—	$97
Home mortgage
Pass	$72,182	$304,346	$79,585	$18,634	$8,939	$31,848	$—	$—	$515,534
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,241	249	—	—	—	—	—	2,490
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$72,182	$306,587	$79,834	$18,634	$8,939	$31,848	$—	$—	$518,024
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$4	$—	$—	$—	$77	$—	$1,493	$—	$1,574
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$4	$—	$—	$—	$77	$—	$1,493	$—	$1,574
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$221,745	$577,233	$282,943	$144,754	$178,838	$264,767	$77,658	$2,561	$1,750,499
Special mention	—	—	—	—	—	1,428	—	—	1,428
Substandard	—	4,938	1,328	1,136	—	6,418	—	—	13,820
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$221,745	$582,171	$284,271	$145,890	$178,838	$272,711	$77,658	$2,561	$1,765,845
Current period charge-offs	$17	$457	$247	$—	$91	$52	$—	$—	$864

(1)Excludes accrued interest receivables of $7.3 million as of December 31, 2023.
Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$9,243	$9,135
Furniture and fixtures	4,596	4,814
Equipment and others	3,524	3,504
Total premises and equipment	17,363	17,453
Accumulated depreciation	(12,647)	(12,205)
Total premises and equipment, net	$4,716	$5,248

Total depreciation expense included in occupancy and equipment expenses was $332 thousand and $339 thousand for the three months ended June 30, 2024 and 2023, respectively and $699 thousand and $673 thousand for the six months ended June 30, 2024 and 2023, respectively.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of June 30, 2024 and December 31, 2023.

The following table presents an analysis of the changes in activity for loan servicing assets during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$11,405	$12,898	$11,741	$12,759
Additions from loans sold with servicing retained	746	869	1,298	1,969
Amortized to expense	(1,108)	(1,113)	(1,996)	(2,074)
Ending balance	$11,043	$12,654	$11,043	$12,654

The fair value of the servicing assets was $16.8 million as of June 30, 2024, which was determined using discount rates ranging from 3.78% to 11.25% and prepayment speeds ranging from 12.70% to 12.90%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $18.2 million as of June 30, 2023, which was determined using discount rates ranging from 3.75% to 10.50% and prepayment speeds ranging from 12.40% to 12.90% depending on the stratification of the specific assets.
Note 6. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of June 30, 2024 and December 31, 2023 were $533.9 million and $433.9 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of June 30, 2024:

($ in thousands)
Remainder of 2024	$641,979
2025	429,088
2026	18,443
2027	328
2028 and thereafter	390
Total	$1,090,228

Deposits from principal officers, directors, and their affiliates as of June 30, 2024 and December 31, 2023 were $1.7 million and $1.8 million, respectively.
Note 7. Borrowing Arrangements
As of June 30, 2024, the Company had $115.0 million advances from FHLB with a weighted average interest rate of 4.72% and a weighted average remaining term of 0.5 years, compared to $105 million advances with a weighted average interest rate of 4.65% and a weighted average remaining term of 0.9 years as of December 31, 2023. The Company has a letter of credit with the FHLB in the amount of $100.0 million and $67.0 million to secure a public deposit as of June 30, 2024 and December 31, 2023, respectively.

The Company had available borrowing capacity from the following institutions as of June 30, 2024:

($ in thousands)
FHLB	$343,600
Federal Reserve Bank	191,421
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$635,021

The Company has pledged approximately $1.38 billion and $1.39 billion of loans as collateral for these lines of credit as of June 30, 2024 and December 31, 2023, respectively.
Note 8. Income Taxes
The Company’s income tax expense was $2.1 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively, and $4.2 million and $5.5 million for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rate was 28.2% and 28.8% for the three months ended June 30, 2024 and 2023, respectively, and 28.1% and 28.9% for the six months ended June 30, 2024 and 2023, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2020 and for state taxing authorities for tax years prior to 2019.

There were no significant unrealized tax benefits recorded as of June 30, 2024 and December 31, 2023, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Loan commitments	$222,358	$257,626
Standby letter of credit	19,789	6,707
Commercial letter of credit	116	22
Total undisbursed credit related commitments	$242,263	$264,355

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Investments in low-income housing partnerships	$15,852	$16,887
Unfunded commitments to fund investments for low-income housing partnerships	9,349	11,905

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2040.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $518 thousand and $362 thousand for the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $723 thousand for the six months ended June 30, 2024 and 2023, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $656 thousand and $456 thousand for the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $912 thousand for the six months ended June 30, 2024 and 2023, respectively.
Note 10. Stock-Based Compensation
The Company has two stock-based compensation plans currently in effect as of June 30, 2024, as described further below. Total compensation cost that has been charged against earnings for these plans was $317 thousand and $314 thousand for the three months ended June 30, 2024 and 2023 respectively, and $636 thousand and $638 thousand for the six months ended June 30, 2024 and 2023, respectively.
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

A summary of the stock options outstanding under the 2010 Plan for the six months ended June 30, 2024 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2024	60,000	$8.00	$177
Options granted	—	—
Options exercised	(60,000)	8.00
Options forfeited	—	—
Options expired	—	—
Outstanding, as of June 30, 2024	—	$—	$—
Fully vested and expected to vest	—	$—	$—
Vested	—	$—	$—

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Intrinsic value of options exercised	$—	$—	$144	$186
Cash received from option exercises	—	—	160	720
Tax provision realized from option exercised	—	—	24	(3)

A summary of the changes in the Company's non-vested restricted stock awards under the 2010 Plan for the six months ended June 30, 2024 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2024	10,000	$9.69	$110
Awards granted	—	—
Awards vested	—	—
Awards forfeited	—	—
Non-vested, as of June 30, 2024	10,000	$9.69	$96

Information related to vested restricted stock awards under the 2010 Plan for the periods indicated follows:
No tax benefits or expenses were realized from restricted stock awards under the 2020 Plan for the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024, the Company had approximately $8 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 0.4 years.
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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of June 30, 2024.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the six months ended June 30, 2024 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2024	278,851	$11.45	$3,053
Awards granted	45,711	9.61
Awards vested	(74,429)	9.59
Awards forfeited	(3,000)	12.90
Non-vested, as of June 30, 2024	247,133	$11.66	$2,370

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Tax provision realized from awards vested	$—	$(32)	$(3)	$(34)

There were 1,105,590 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of June 30, 2024. The Company had approximately $886 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of June 30, 2024. The Company expects to recognize these costs over a weighted average period of 1.5 years.
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
Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Assets:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$40,196	$—	$40,196	$—
Residential collateralized mortgage obligations	153,206	—	153,206	—
Municipal securities - tax exempt	5,803	—	5,803	—
Other investments:
Mutual fund - CRA qualified	3,462	3,462	—	—
Liabilities:
Derivative financial instruments	$254	$—	$254	$—
December 31, 2023
Assets:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$43,877	$—	$43,877	$—
Residential collateralized mortgage obligations	144,459	—	144,459	—
Municipal securities - tax exempt	5,914	—	5,914	—
Other investments:
Mutual fund - CRA qualified	3,463	3,463	—	—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the three and six months ended June 30, 2024 or 2023.

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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Collateral-dependent loans:
SBA—real estate	$1,434	$—	$—	$1,434
OREO	1,237	—	—	1,237
Total	$2,671	$—	$—	$2,671
December 31, 2023
Collateral-dependent loans:
SBA—real estate	$1,432	$—	$—	$1,432
Total	$1,432	$—	$—	$1,432
Total

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Collateral-dependent loans:
SBA—real estate	$—	$(1)	$—	$1
Total	$—	$(1)	$—	$1

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of June 30, 2024 and December 31, 2023:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs(1)
June 30, 2024
Collateral-dependent loans:
SBA—real estate	$1,434	Income approach - income capitalization	Capitalization rate	8.0% to 11.8%	10.4%
OREO	1,237	Sales comparison approach	Market data comparison	(3.7)% to 2.2%	(0.5)%
December 31, 2023
Collateral-dependent loans:
SBA—real estate	$1,432	Income approach - income capitalization	Capitalization rate	9.3% to 11.0%	9.9%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2024 and December 31, 2023.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	June 30, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$127,676	$127,676	$—	$—	$127,676
Loans held for sale	6,485	—	7,034	—	7,034
Loans receivable, net	1,847,346	—	—	1,907,170	1,907,170
Accrued interest receivable, net	8,555	82	1,004	7,469	8,555
Other investments:
FHLB and PCBB stock	12,805	N/A	N/A	N/A	N/A
Time deposits placed	100	—	100	—	100
Servicing assets	11,043	—	—	16,813	16,813
Financial liabilities:
Deposits	1,940,821	—	1,940,821	—	1,940,821
FHLB advances	115,000	—	114,485	—	114,485
Accrued interest payable	15,504	—	15,504	—	15,504

	December 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$91,216	$91,216	$—	$—	$91,216
Loans receivable, net	1,743,852	—	—	1,793,258	1,793,258
Accrued interest receivable, net	8,259	69	859	7,331	8,259
Other investments:
FHLB and PCBB stock	12,718	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	11,741	—	—	17,218	17,218
Financial liabilities:
Deposits	1,807,558	—	1,808,444	—	1,808,444
FHLB advances	105,000	—	104,231	—	104,231
Accrued interest payable	12,628	—	12,628	—	12,628

Note 12. Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The Company had no fair value hedges nor derivatives not designated as hedges as of June 30, 2024.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $182 thousand will be reclassified as a reduction to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2024:

	Derivative Assets			Derivative Liabilities
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of June 30, 2024
Derivatives designated as hedging instruments:
Interest rate products	$—	Other assets	$—	$50,000	Other liabilities	$254
Total derivatives designated as hedging instruments			$—			$254

As of December 31, 2023, the Company had no derivative financial instruments.

The table below presents the effect of cash flow hedge accounting on accumulated OCI for the three and six months ended June 30, 2024:

Derivatives in Subtopic 815-20 Hedging Relationships ($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Three Months Ended June 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate products	$(254)	$(254)	$—	Interest expense	$81	$81	$—
Total	$(254)	$(254)	$—		$81	$81	$—

Six Months Ended June 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate products	$(254)	$(254)	$—	Interest expense	$81	$81	$—
Total	$(254)	$(254)	$—		$81	$81	$—

The Company had no derivative instruments that affect accumulated OCI for the three and six months ended June 30, 2023.

The table below presents the effect of the Company’s derivative financial instruments on the Statement of Income for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
($ in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$—	$81	$—	$81

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain (loss) reclassified from accumulated OCI into income	$—	$81	$—	$81
Amount of gain (loss) reclassified from accumulated OCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of Gain (loss) reclassified from accumulated OCI into income - included component	—	81	—	81
Amount of Gain (loss) reclassified from accumulated OCI into income - excluded component	—	—	—	—

The Company had no derivative instruments that affect statement of income for the three and six months ended June 30, 2023.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
As of June 30, 2024
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
As of June 30, 2024
Derivatives	$254	$—	$254	$—	$—	$254
Total	$254	$—	$254	$—	$—	$254

As of December 31, 2023, the Company had no derivative financial instruments.
Note 13. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of June 30, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	June 30, 2024
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$235,538	13.26%	N/A	N/A	N/A	N/A
Bank	235,239	13.24	$142,129	8.00%	$177,661	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	213,328	12.01	N/A	N/A	N/A	N/A
Bank	213,031	11.99	106,597	6.00	142,129	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	213,328	12.01	N/A	N/A	N/A	N/A
Bank	213,031	11.99	79,947	4.50	115,480	6.50
Tier 1 capital (to average assets)
Consolidated	213,328	9.28	N/A	N/A	N/A	N/A
Bank	213,031	9.27	91,957	4.00	114,946	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2023
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$229,544	13.77%	N/A	N/A	N/A	N/A
Bank	227,773	13.66	$133,353	8.00%	$166,691	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A
Bank	206,936	12.41	100,014	6.00	133,353	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A
Bank	206,936	12.41	75,011	4.50	108,349	6.50
Tier 1 capital (to average assets)
Consolidated	208,707	9.57	N/A	N/A	N/A	N/A
Bank	206,936	9.49	87,207	4.00	109,008	5.00

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2024	2023	2024	2023
Basic
Net income	$5,436	$6,091	$10,662	$13,625
Distributed and undistributed earnings allocated to participating securities	(103)	(127)	(201)	(286)
Net income allocated to common shares	$5,333	$5,964	$10,461	$13,339
Weighted average common shares outstanding	14,868,344	15,158,365	14,930,090	15,221,010
Basic earnings per common share	$0.36	$0.39	$0.70	$0.88
Diluted
Net income allocated to common shares	$5,333	$5,964	$10,461	$13,339
Weighted average common shares outstanding for basic earnings per common share	14,868,344	15,158,365	14,930,090	15,221,010
Add: Dilutive effects of assumed exercises of stock options	—	11,429	—	20,893
Average shares and dilutive potential common shares	14,868,344	15,169,794	14,930,090	15,241,903
Diluted earnings per common share	$0.36	$0.39	$0.70	$0.88

No share of common stock was antidilutive for the three and six months ended June 30, 2024 and 2023.

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
Our results of operations depend primarily on our net interest income. We drive our income from interest received on our loan portfolio, the fee income we receive in connection with our deposits, and the sale and service of SBA loans. Our major operating expenses are the interest we pay on deposits and other borrowings, the salaries and related benefits we pay our management and staff, and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate eight branches in Los Angeles and Orange Counties in California, one branch in Santa Clara, California, one branch in Carrollton, Texas and one branch near Las Vegas, Nevada. We have four loan production offices in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, and Lynnwood, Washington.

Banking Economy and Recent Developments

In recent periods, our earnings have been affected by a series of upward adjustments to the “discount rate” for short-term borrowings updated by the Federal Reserve Board Open Markets Committee in response to perceived increases in inflationary pressures. Financial institutions and markets promptly followed these adjustments, significantly increasing interest rate pricing on loans and deposits. While such adjustments are commonplace and tend to affect the banking industry as a whole, the pace and degree of these adjustments were nearly unprecedented, resulting in banks, including the Bank, experiencing substantial pressure on multiple fronts. In particular, banks were forced to increase interest rates paid on deposits in order to meet competitive pressures from other financial institutions, as well as from treasury securities and other investment opportunities that offered greater earning capabilities for those customers. These increases correspondingly increased the Bank’s cost of funds and exerted downward pressure on our net interest margins.

The increases in market interest rates also affected in loan pricing, which had multiple effects, including a reduction in borrowing (and thus a reduction in interest paid to banks) by customers that had the ability to avoid or defer additional indebtedness, a decline in the origination of new loans, and an increase in credit risk as borrowers who faced rising interest rates found it more difficult to comply with their loan obligations. The combination of these factors has exerted downward pressure on our fee income, the volume of our interest-earning assets and our net interest income.

Lastly, as a result of the prolonged low-interest-rate environment that had prevailed for years prior to the more recent market rate increases, the Bank, like most other financial institutions, had invested in treasury securities and other relatively low-yielding but stable instruments as a means to preserve liquidity, accepting the lower returns as a trade-off for a perceived lower risk profile. However, the rapidity of the Federal Reserve’s rate increases resulted in a dramatic loss of value for bonds that were paying at lower interest rates as investors eschewed those investments for higher-yielding fixed- and adjustable-rate debt securities. These forces even resulted in the closure of three large U.S. banks in early 2023, including two banks with extensive operations in our market area, when customers grew alarmed at the apparent instability in the banking sector in general, and these banks in particular.

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

The following significant items are of note as of or for the periods presented:
As of June 30, 2024 compared to as of December 31, 2023
•Total assets were $2.29 billion, an increase of $143.0 million, or 6.7%, from $2.15 billion.
•Gross loans were $1.87 billion, an increase of $104.3 million, or 5.9%, from $1.77 billion.
•Total deposits were $1.94 billion, an increase of $133.3 million, or 7.4%, from $1.81 billion.
•Shareholders’ equity was $196.0 million, an increase of $3.4 million, or 1.7%, from $192.6 million.
For the three months ended June 30, 2024 compared to three months ended June 30, 2023
•Net interest income decreased to $16.2 million, a decrease of $1.1 million, or 6.1%, from $17.3 million.
•Net income was $5.4 million or $0.36 per diluted common share, a decrease of $655 thousand, or 10.8%, from $6.1 million or $0.39 per diluted common share.
For the six months ended June 30, 2024 compared to six months ended June 30, 2023
•Net interest income decreased to $32.2 million, a decrease of $3.0 million, or 8.5%, from $35.1 million.
•Net income was $10.7 million or $0.70 per diluted common share, a decrease of $3.0 million, or 21.7%, from $13.6 million or $0.88 per diluted common share.

SELECTED FINANCIAL DATA

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2024	2023	2024	2023
Income Statement Data:
Interest income	$34,357	$30,102	$67,270	$58,696
Interest expense	18,163	12,850	35,097	23,552
Net interest income	16,194	17,252	32,173	35,144
Provision for (reversal of) credit losses	617	—	762	(338)
Noninterest income	4,184	3,605	7,770	7,900
Noninterest expense	12,189	12,300	24,346	24,208
Income before income taxes	7,572	8,557	14,835	19,174
Income tax expense	2,136	2,466	4,173	5,549
Net income	5,436	6,091	10,662	13,625
Per Share Data:
Basic income per share	$0.36	$0.39	$0.70	$0.88
Diluted income per share	0.36	0.39	0.70	0.88
Book value per share	13.23	12.16	13.23	12.16
Shares of common stock outstanding	14,816,281	15,118,268	14,816,281	15,118,268
Performance Ratios:
Return on average assets(1)	0.95%	1.15%	0.96%	1.29%
Return on average equity(1)	11.23	13.27	11.03	15.02
Yield on total loans(1)	6.67	6.34	6.68	6.22
Yield on average interest-earning assets(1)	6.29	5.94	6.31	5.83
Cost of average interest-bearing liabilities(1)	4.81	4.01	4.79	3.79
Cost of deposits(1)	3.54	2.63	3.49	2.44
Net interest margin(1)	2.96	3.40	3.01	3.48
Efficiency ratio(2)	59.81	58.97	60.95	56.24

(1)    Annualized.
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

	As of
($ in thousands)	June 30, 2024	December 31, 2023
Balance Sheet Data:
Gross loans	$1,870,106	$1,765,845
Loans held for sale	6,485	1,795
Allowance for credit losses	22,760	21,993
Total assets	2,290,680	2,147,730
Total deposits	1,940,821	1,807,558
Shareholders’ equity	195,986	192,626
Asset Quality Data:
Nonperforming loans to gross loans	0.23%	0.34%
Allowance for credit losses to nonperforming loans	519	362
Allowance for credit losses to gross loans	1.22	1.25
Balance Sheet and Capital Ratios:
Gross loans to deposits	96.36%	97.69%
Noninterest-bearing deposits to deposits	26.71	28.92
Average equity to average total assets	8.67	8.62
Leverage ratio	9.28	9.57
Common equity tier 1 ratio	12.01	12.52
Tier 1 risk-based capital ratio	12.01	12.52
Total risk-based capital ratio	13.26	13.77

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

RESULTS OF OPERATIONS
Net Income

We reported net income for the three months ended June 30, 2024 of $5.4 million, a decrease of $655 thousand, or 10.8%, compared to net income of $6.1 million for the same period of 2023. The decrease was due to a $1.1 million decrease in net interest income and a $617 thousand increase in provision for credit losses, primarily offset by a $579 thousand increase in noninterest income and a $330 thousand decrease in income tax expense.

	Three Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change
Interest income	$34,357	$30,102	$4,255	14.1%
Interest expense	18,163	12,850	5,313	41.3
Net interest income	16,194	17,252	(1,058)	(6.1)
Provision for credit losses	617	—	617	n/m
Noninterest income	4,184	3,605	579	16.1
Noninterest expense	12,189	12,300	(111)	(0.9)
Income before income tax expense	7,572	8,557	(985)	(11.5)
Income tax expense	2,136	2,466	(330)	(13.4)
Net income	$5,436	$6,091	$(655)	(10.8)%

We reported net income for the six months ended June 30, 2024 of $10.7 million, a decrease of $3.0 million, or 21.7%, compared to net income of $13.6 million for the same period of 2023. The decrease was primarily due to a $3.0 million decrease in net interest income and a $1.1 million increase in provision for credit losses, offset by a $1.4 million decrease in income tax expense.

	Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change
Interest income	$67,270	$58,696	$8,574	14.6%
Interest expense	35,097	23,552	11,545	49.0
Net interest income	32,173	35,144	(2,971)	(8.5)
Provision for (reversal of) credit losses	762	(338)	1,100	(325.4)
Noninterest income	7,770	7,900	(130)	(1.6)
Noninterest expense	24,346	24,208	138	0.6
Income before income tax expense	14,835	19,174	(4,339)	(22.6)
Income tax expense	4,173	5,549	(1,376)	(24.8)
Net income	$10,662	$13,625	$(2,963)	(21.7)%

Net Interest Income
The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of our total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing us to excessive interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

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

	Three Months Ended June 30,
	2024			2023
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate(1)	Average Balance	Interest and Fees	Yield / Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$135,984	$1,847	5.37%	$79,200	$1,003	5.01%
Federal funds sold and other investments(2)	16,307	315	7.72	15,374	249	6.46
Available-for-sale debt securities	195,512	1,590	3.25	209,801	1,562	2.98
Total investments	347,803	3,752	4.29	304,375	2,814	3.68
Commercial real estate loans	908,073	13,742	6.09	838,526	11,823	5.66
SBA loans	259,649	7,116	11.02	262,825	7,174	10.95
Commercial and industrial loans	172,481	3,367	7.85	114,103	2,232	7.85
Home mortgage loans	501,862	6,348	5.06	508,976	6,043	4.75
Consumer & other loans	1,219	32	10.44	1,334	16	4.77
Loans(3)	1,843,284	30,605	6.67	1,725,764	27,288	6.34
Total interest-earning assets	2,191,087	34,357	6.29	2,030,139	30,102	5.94
Noninterest-earning assets	89,446			84,991
Total assets	$2,280,533			$2,115,130

Interest-bearing liabilities:
Money market deposits and others	$338,554	$3,494	4.15%	$357,517	$3,201	3.59%
Time deposits	1,102,587	13,849	5.05	843,836	8,719	4.14
Total interest-bearing deposits	1,441,141	17,343	4.84	1,201,353	11,920	3.98
Borrowings	77,314	820	4.27	82,586	930	4.52
Total interest-bearing liabilities	1,518,455	18,163	4.81	1,283,939	12,850	4.01
Noninterest-bearing liabilities:
Noninterest-bearing deposits	529,179			615,748
Other noninterest-bearing liabilities	39,301			31,810
Total noninterest-bearing liabilities	568,480			647,558
Shareholders’ equity	193,598			183,633
Total liabilities and shareholders’ equity	$2,280,533			$2,115,130
Net interest income / interest rate spreads		$16,194	1.48%		$17,252	1.93%
Net interest margin			2.96%			3.40%

Cost of deposits			3.54%			2.63%
Cost of funds			3.57%			2.71%

(1)Annualized.
(2)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.

(3)Average loan balances include non-accrual loans and loans held for sale.

	Six Months Ended June 30,
	2024			2023
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate(1)	Average Balance	Interest and Fees	Yield / Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$104,515	$2,836	5.37%	$76,695	$1,849	4.79%
Federal funds sold and other investments(2)	16,286	637	7.82	13,761	420	6.10
Available-for-sale debt securities	193,448	3,050	3.15	210,130	3,128	2.98
Total investments	314,249	6,523	4.13	300,586	5,397	3.58
Commercial real estate loans	904,667	27,471	6.11	839,459	23,002	5.53
SBA loans	259,508	14,329	11.10	268,823	14,156	10.62
Commercial and industrial loans	153,687	6,037	7.90	117,988	4,432	7.58
Home mortgage loans	506,943	12,843	5.07	497,949	11,676	4.69
Consumer & other loans	1,303	67	10.26	1,360	33	4.92
Loans(3)	1,826,108	60,747	6.68	1,725,579	53,299	6.22
Total interest-earning assets	2,140,357	67,270	6.31	2,026,165	58,696	5.83
Noninterest-earning assets	88,516			83,771
Total assets	$2,228,873			$2,109,936

Interest-bearing liabilities:
Money market deposits and others	$352,970	$7,434	4.24%	$383,521	$6,351	3.34%
Time deposits	1,028,515	25,584	5.00	815,267	15,952	3.95
Total interest-bearing deposits	1,381,485	33,018	4.81	1,198,788	22,303	3.75
Borrowings	92,998	2,079	4.50	54,533	1,249	4.62
Total interest-bearing liabilities	1,474,483	35,097	4.79	1,253,321	23,552	3.79
Noninterest-bearing liabilities:
Noninterest-bearing deposits	521,841			643,465
Other noninterest-bearing liabilities	39,253			31,729
Total noninterest-bearing liabilities	561,094			675,194
Shareholders’ equity	193,296			181,421
Total liabilities and shareholders’ equity	$2,228,873			$2,109,936
Net interest income / interest rate spreads		$32,173	1.52%		$35,144	2.04%
Net interest margin			3.01%			3.48%

Cost of deposits			3.49%			2.44%
Cost of funds			3.54%			2.50%

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

	Three Months Ended June 30,
	2024 vs 2023
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$745	$99	$844
Federal funds sold and other investments	19	47	66
Available-for-sale debt securities	(103)	131	28
Total investments	661	277	938
Commercial real estate loans	998	921	1,919
SBA loans	(88)	30	(58)
Commercial and industrial loans	1,144	(9)	1,135
Home mortgage loans	(51)	356	305
Consumer & other loans	(2)	18	16
Total loans	2,001	1,316	3,317
Total interest-earning assets	2,662	1,593	4,255
Interest-bearing liabilities:
Money market deposits and others	(623)	916	293
Time deposits	2,989	2,141	5,130
Total interest-bearing deposits	2,366	3,057	5,423
Borrowings	(59)	(51)	(110)
Total interest-bearing liabilities	2,307	3,006	5,313
Net interest income	$355	$(1,413)	$(1,058)

Comparison for the Three Months Ended June 30, 2024 and 2023

Net interest income decreased $1.1 million, or 6.1%, to $16.2 million for the three months ended June 30, 2024 from $17.3 million for the same period of 2023, primarily due to higher interest expense on interest-bearing deposits, partially offset by higher interest income on loans and deposits in other banks as our deposit costs repriced quicker than our interest-earning asset yields following the Federal Reserve’s rate increases.

Interest expense on interest-bearing deposits increased $5.4 million, or 45.5%, to $17.3 million for the three months ended June 30, 2024, compared with $11.9 million for the same period of 2023. The increase was primarily due to a $239.8 million, or 20.0%, increase in average balance of interest-bearing deposits and an 86 basis point increase in average cost of interest-bearing deposits driven by the Federal Reserve's rate increases.

Interest income on loans increased $3.3 million, or 12.2%, to $30.6 million for the three months ended June 30, 2024, compared with $27.3 million for the same period of 2023, primarily due to a $117.5 million, or 6.8%, increase in average balance of loans and a 33 basis point increase in average yield on loans as a result of the Federal Reserve's rate increase.

Interest income on interest-bearing deposits in other banks increased $844 thousand, or 84.1%, to $1.8 million for the three months ended June 30, 2024, compared with $1.0 million for the same period of 2023. The increase was primarily due to a $56.8 million, or 71.7%, increase in average balance of interest-bearing deposits in other banks and a 36 basis point increase in average yield of interest-bearing deposits in other banks.

Net interest margin was 2.96% for the three months ended June 30, 2024, a 44 basis point decrease from 3.40% for the same period of 2023, primarily due to a 45 basis point decrease in net interest spread from the higher increase in average cost of interest-bearing deposits and borrowings compared to the increase in average yield on loans.

	Six Months Ended June 30,
	2024 vs 2023
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$722	$265	$987
Federal funds sold and other investments	102	115	217
Available-for-sale debt securities	(224)	146	(78)
Total investments	600	526	1,126
Commercial real estate loans	1,913	2,556	4,469
SBA loans	(459)	632	173
Commercial and industrial loans	1,426	179	1,605
Home mortgage loans	310	857	1,167
Consumer & other loans	(2)	36	34
Total loans	3,188	4,260	7,448
Total interest-earning assets	3,788	4,786	8,574
Interest-bearing liabilities:
Money market deposits and others	(1,169)	2,252	1,083
Time deposits	4,733	4,899	9,632
Total interest-bearing deposits	3,564	7,151	10,715
Borrowings	875	(45)	830
Total interest-bearing liabilities	4,439	7,106	11,545
Net interest income	$(651)	$(2,320)	$(2,971)

Comparison for the Six Months Ended June 30, 2024 and 2023

Net interest income decreased $3.0 million, or 8.5%, to $32.2 million for the six months ended June 30, 2024 from $35.1 million for the same period of 2023, primarily due to higher interest expense on interest-bearing deposits, partially offset by higher interest income on loans as our deposit costs repriced quicker than our interest-earning asset yields following the Federal Reserve’s rate increases.

Interest expense on interest-bearing deposits increased $10.7 million to $33.0 million for the six months ended June 30, 2024, compared with $22.3 million for the same period of 2023. The increase was primarily due to a $182.7 million, or 15.2%, increase in average balance of interest-bearing deposits and a 106 basis point increase in average cost of interest-bearing deposits driven by the Federal Reserve's rate increases.

Interest income on loans increased $7.4 million to $60.7 million for the six months ended June 30, 2024, compared with $53.3 million for the same period of 2023, primarily due to a $100.5 million, or 5.8%, increase in average balance of loans and a 46 basis point increase in average yield on loans as a result of the Federal Reserve's rate increase.

Net interest margin was 3.01% for the six months ended June 30, 2024, a 47 basis point decrease from 3.48% for the same period of 2023, primarily due to a 52 basis point decrease in net interest spread from the higher increase in average cost of interest-bearing deposits and borrowings compared to the increase in average yield on loans.

Provision for Credit Losses
The provision for credit losses was $617 thousand for the three months ended June 30, 2024, compared to none for the same period of 2023. The provision for credit losses on loans of $627 thousand was partially offset by a $10 thousand reversal of credit losses on off-balance sheet exposure. The provision for credit losses on loans of $627 thousand was primarily due to a $634 thousand increase in the qualitative reserve. The quantitative reserve was unchanged from the prior quarter. The increase in the qualitative reserve was primarily due to weakening economic and business conditions, increasing criticized loans, and declining collateral values for collateral dependent CRE loans for the three months ended June 30, 2024.
The provision for credit losses was $762 thousand for the six months ended June 30, 2024, compared to reversal of credit losses of $258 thousand for the same period of 2023. The provision for credit losses on loans of $820 thousand was partially offset by a $58 thousand reversal of credit losses on off-balance sheet exposure. The provision for credit losses on loans for the six months ended June 30, 2024 of $820 thousand was primarily due to a $1.8 million increase in the quantitative general reserve, partially offset by a $1.1 million decrease in the qualitative reserve. The increase in the quantitative reserve was primarily due to the increase in the life of home mortgage loans because of the slower prepayment rate based on the 2-year look back period. The decrease in the qualitative reserve was due to improvements in various asset quality metrics and improving economic and business conditions compared to those metrics and conditions as of December 31, 2023.
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
Comparison for the Three Months Ended June 30, 2024 and 2023
The following table sets forth the various components of our noninterest income for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposits	$793	$573	$220	38.4%
Loan servicing fees, net of amortization	575	595	(20)	(3.4)
Gain on sale of loans	2,325	2,098	227	10.8
Other income	491	339	152	44.8
Total noninterest income	$4,184	$3,605	$579	16.1%

Noninterest income for the three months ended June 30, 2024 was $4.2 million, an increase of $579 thousand, or 16.1%, compared to $3.6 million for the same period of 2023, primarily due to increases in gain on sale of loans, service charges on deposits, and other income.

Gain on sale of loans was $2.3 million for the three months ended June 30, 2024, compared to $2.1 million for the same period of 2023, an increase of $227 thousand, or 10.8%. The increase was primarily due to a higher average sales premium rate, offset by a lower sold amount in SBA loans. We sold $32.1 million of SBA loans with an average premium of 8.58% for the three months ended June 30, 2024, compared to a sale of $36.8 million of SBA loans with an average premium of 6.64% in the same period of 2023.

Service charges on deposit was $793 thousand for the three months ended June 30, 2024, compared to $573 thousand for the same period of 2023, an increase of $220 thousand, or 38.4%, primarily due to an increase in deposit analysis fees from an increase in the number of analysis accounts.

Other income was $491 thousand for the three months ended June 30, 2024, compared to $339 thousand for the same period of 2023, an increase of $152 thousand, or 44.8%, primarily due to an increase of $98 thousand in credit related fee income.
Comparison for the Six Months Ended June 30, 2024 and 2023
The following table sets forth the various components of our noninterest income for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposits	$1,405	$991	$414	41.8%
Loan servicing fees, net of amortization	1,347	1,441	(94)	(6.5)
Gain on sale of loans	4,028	4,668	(640)	(13.7)
Other income	990	800	190	23.8
Total noninterest income	$7,770	$7,900	$(130)	(1.6)%

Noninterest income for the six months ended June 30, 2024 was $7.8 million, a decrease of $130 thousand, or 1.6%, compared to $7.9 million for the same period of 2023, primarily due to a decrease in gain on sale of loans, offset by an increase in service charge on deposits.
Gain on sale of loans was $4.0 million for the six months ended June 30, 2024, compared to $4.7 million for the same period of 2023, a decrease of $640 thousand, or 13.7%. The decrease was primarily due to a lower sold amount in SBA loans, partially offset by a higher average sales premium rate. We sold $56.9 million of SBA loans with an average premium of 8.47% for the six months ended June 30, 2024, compared to a sale of $81.5 million of SBA loans with an average premium of 7.02% in the same period of 2023.
Service charges on deposits was $1.4 million for the six months ended June 30, 2024, compared to $991 thousand for the same period of 2023, an increase of $414 thousand, or 41.8%, primarily due to an increase in deposit analysis fees from an increase in the number of analysis accounts.

Noninterest Expense
Comparison for the Three Months Ended June 30, 2024 and 2023

The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,568	$7,681	$(113)	(1.5)%
Occupancy and equipment	1,660	1,598	62	3.9
Data processing and communication	530	546	(16)	(2.9)
Professional fees	406	381	25	6.6
FDIC insurance and regulatory assessments	378	420	(42)	(10.0)
Promotion and advertising	151	159	(8)	(5.0)
Directors' fees	178	210	(32)	(15.2)
Foundation donation and other contributions	539	594	(55)	(9.3)
Other expenses	779	711	68	9.6
Total noninterest expense	$12,189	$12,300	$(111)	(0.9)%

Noninterest expense for the three months ended June 30, 2024 was $12.2 million, compared with $12.3 million for the same period of 2023, a decrease of $111 thousand, or 0.9%, primarily due to decreases in salaries and employee benefits, and foundation donation and other contributions, partially offset by an increase in other expenses.

Salaries and employee benefits for the three months ended June 30, 2024 was $7.6 million, compared to $7.7 million for the same period of 2023, a decrease of $113 thousand, or 1.5%. The decrease was primarily due to decreases in employee incentive accruals and employee vacation accruals.

Foundation donations and other contributions for the three months ended June 30, 2024 was $539 thousand, a decrease of $55 thousand, or 9.3%, compared to $594 thousand for the same period of 2023. The decrease was primarily due to a lower donation accrual for Open Stewardship as a result of lower net income.

Other expense for the three months ended June 30, 2024 was $779 thousand, an increase of $68 thousand, or 9.6%, compared to $711 thousand for the same period of 2023. The increase was primarily due to an increase of $84 thousand in OREO expense.

Comparison for the Six Months Ended June 30, 2024 and 2023

The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$15,409	$14,933	$476	3.2%
Occupancy and equipment	3,315	3,168	147	4.6
Data processing and communication	1,017	1,096	(79)	(7.2)
Professional fees	801	740	61	8.2
FDIC insurance and regulatory assessments	752	887	(135)	(15.2)
Promotion and advertising	300	321	(21)	(6.5)
Directors' fees	335	371	(36)	(9.7)
Foundation donation and other contributions	1,079	1,347	(268)	(19.9)
Other expenses	1,338	1,345	(7)	(0.5)
Total noninterest expense	$24,346	$24,208	$138	0.6%

Noninterest expense for the six months ended June 30, 2024 was $24.3 million, compared with $24.2 million for the same period of 2023, an increase of $138 thousand, or 0.6%, primarily due to increases in salaries and employee benefits expense and occupancy and equipment expense, primarily offset by decreases in foundation donation and other contributions, and FDIC insurance and regulatory assessments.

Salaries and employee benefits for the six months ended June 30, 2024 was $15.4 million, compared to $14.9 million for the same period of 2023, an increase of $476 thousand, or 3.2%. The increase was primarily due to an increase in employee health insurance expense and an increase from employee salary adjustments in 2024.

Occupancy and equipment for the six months ended June 30, 2024 was $3.3 million, compared to $3.2 million for the same period of 2023, an increase of $147 thousand, or 4.6%. The increase was primarily due to the opening of a new full service branch in the third quarter of 2023.

Foundation donations and other contributions for the six months ended June 30, 2024 was $1.1 million, a decrease of $268 thousand, or 19.9%, compared to $1.3 million for the same period of 2023. The decrease was primarily due to lower donation accruals for Open Stewardship Foundation as a result of lower net income.

FDIC insurance and regulatory assessments for the six months ended June 30, 2024 was $752 thousand, a decrease of $135 thousand, or 15.2%, compared to $887 thousand for the same period of 2023, primarily due to lower FDIC assessment amounts driven by lower base assessment rates compared to the same period in 2023.

Income Tax Expense
Income tax expense was $2.1 million for the three months ended June 30, 2024, compared to $2.5 million for the same period of 2023, primarily due to a $985 thousand, or 11.5%, decrease in income before income tax to $7.6 million for the three months ended June 30, 2024 from $8.6 million for the same period of 2023. Effective tax rates were 28.2% and 28.8% for the three months ended June 30, 2024 and 2023, respectively.
Income tax expense was $4.2 million for the six months ended June 30, 2024, compared to $5.5 million for the same period of 2023, primarily due to a $4.3 million, or 22.6%, decrease in income before income tax to $14.8 million for the six months ended June 30, 2024 from $19.2 million for the same period of 2023. Effective tax rates were 28.1% and 28.9% for the six months ended June 30, 2024 and 2023, respectively.

We recognized net deferred tax assets of $14.1 million and $13.3 million as of June 30, 2024 and December 31, 2023, respectively. After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets as of June 30, 2024 will be fully realized in future years.

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
All securities in our investment portfolio were classified as available-for-sale as of June 30, 2024. There were no held-to-maturity or trading securities in our investment portfolio as of June 30, 2024. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities and tax-exempt municipal securities.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented:

	June 30, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$45,037	$40,196	$(4,841)	$48,318	$43,877	$(4,441)
Residential collateralized mortgage obligations	172,354	153,206	(19,148)	162,142	144,459	(17,683)
Municipal securities - tax exempt	5,777	5,803	26	5,726	5,914	188
Total available-for-sale debt securities	$223,168	$199,205	$(23,963)	$216,186	$194,250	$(21,936)

Available-for-sale debt securities decreased $5.0 million, or 2.6%, to $199.2 million as of June 30, 2024 from $194.3 million as of December 31, 2023, primarily due to $12.0 million principal paydowns and a $2.0 million increase in unrealized loss for the six months ended June 30, 2024. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of June 30, 2024 and December 31, 2023.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, we expect full collection of the carrying amount of these securities, do not intend to sell the securities in an unrealized loss position, and believe it is more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, we did not have allowance for credit losses as of June 30, 2024 and December 31, 2023.
The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$945	2.14%	$428	2.45%	$43,664	2.24%
Residential collateralized mortgage obligations	—	—	200	1.83	2,379	1.43	169,775	3.09
Municipal securities - tax exempt	—	—	—	—	—	—	5,777	5.17
Total available-for-sale debt securities	$—	—%	$1,145	2.09%	$2,807	1.58%	$219,216	2.98%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	June 30, 2024		December 31, 2023
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$931,284	49.8%	$885,585	50.2%
SBA—real estate	223,754	12.0	224,695	12.7
SBA—non-real estate	18,641	1.0	14,997	0.8
Commercial and industrial	188,557	10.1	120,970	6.9
Home mortgage	506,873	27.0	518,024	29.3
Consumer	997	0.1	1,574	0.1
Gross loans receivable	1,870,106	100.0%	1,765,845	100.0%
Allowance for credit losses	(22,760)		(21,993)
Loans receivable, net(1)	$1,847,346		$1,743,852

(1)     Includes net deferred loan costs and unamortized premiums of $18 thousand and $140 thousand as of June 30, 2024 and December 31, 2023, respectively.
Gross loans increased $104.3 million, or 5.9%, to $1.87 billion as of June 30, 2024, compared to $1.77 billion as of December 31, 2023. The increase was primarily attributable to new loan production of $222.7 million, partially offset by loan payoffs and paydowns of $109.7 million.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$78,118	$62,459	$456,832	$95,139	$171,498	$67,238	$931,284
SBA—real estate	—	—	—	20	5,166	218,568	223,754
SBA—non- real estate	—	62	300	2,884	3,370	12,025	18,641
Commercial and industrial	82,335	29,585	8,915	30,735	21,817	15,170	188,557
Home mortgage	—	—	—	—	482,072	24,801	506,873
Consumer	—	997	—	—	—	—	997
Gross loans	$160,453	$93,103	$466,047	$128,778	$683,923	$337,802	$1,870,106

	December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$66,776	$84,427	$414,863	$79,933	$192,074	$47,512	$885,585
SBA—real estate	—	—	—	25	—	224,670	224,695
SBA—non- real estate	—	116	1	3,535	—	11,345	14,997
Commercial and industrial	18,478	30,172	7,996	27,154	23,644	13,526	120,970
Home mortgage	—	—	—	—	495,425	22,599	518,024
Consumer	—	1,574	—	—	—	—	1,574
Gross loans	$85,254	$116,289	$422,860	$110,647	$711,143	$319,652	$1,765,845

Our loan portfolio is concentrated in commercial real estate, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 88.9% of our gross loans were secured by real property as of June 30, 2024, compared to 92.2% as of December 31, 2023.
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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $931.3 million as of June 30, 2024 compared to $885.6 million as of December 31, 2023. During the six months ended June 30, 2024, we originated $86.6 million of commercial real estate loans. As of June 30, 2024, approximately 75.9% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of June 30, 2024, our average loan to value for commercial real estate loans was 51.0%.
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

As of June 30, 2024, our SBA portfolio totaled $242.4 million, compared to $239.7 million as of December 31, 2023. We originated $76.5 million for the six months ended June 30, 2024. We sold SBA loans of $56.9 million with a 8.47% average premium during the six months ended June 30, 2024.
From our total SBA loan portfolio, $223.8 million is secured by real estate and $18.6 million is unsecured or secured by business assets as of June 30, 2024.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $188.6 million as of June 30, 2024, compared to $121.0 million as of December 31, 2023. We originated $43.4 million for the six months ended June 30, 2024.
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
Home mortgage loans totaled $506.9 million as of June 30, 2024, compared to $518.0 million as of December 31, 2023. For the six months ended June 30, 2024, we originated $16.2 million of home mortgage loans. There was no home mortgage loan purchase from third party mortgage originators for the same period.
Loan Servicing

As of June 30, 2024 and December 31, 2023, we serviced $693.4 million and $707.4 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$11,405	$12,898	$11,741	$12,759
Additions from loans sold with servicing retained	746	869	1,298	1,969
Amortized to expense	(1,108)	(1,113)	(1,996)	(2,074)
Ending balance	$11,043	$12,654	$11,043	$12,654

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
The allowance for credit losses was $22.8 million as of June 30, 2024, compared to $22.0 million as of December 31, 2023. Provision of credit losses of $617 thousand was recorded for the three months ended June 30, 2024, compared to none for the same period in 2023. Provision of credit losses of $762 thousand was recorded for the six months ended June 30, 2024, compared to reversal of credit losses of $338 thousand for the same period in 2023.

Analysis of the Allowance for Credit Losses

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs, by category, for the three and six months ended June 30, 2024 and 2023:

	As of and for the Three Months Ended June 30,
	2024					2023
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries		Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$8,044	$(118)	$—		$7,926	$6,784	$—	$—	$6,784
SBA—real estate	2,793	134	—		2,927	1,218	—	—	1,218
SBA—non- real estate	229	20	4		253	67	—	(12)	55
Commercial and industrial	1,663	488	—		2,151	1,270	—	—	1,270
Home mortgage	9,391	108	—		9,499	11,472	—	—	11,472
Consumer	9	(5)	—		4	3	—	$—	3
Total	$22,129	$627	$4	4	$22,760	$20,814	$—	$(12)	$20,802
Gross loans(1)					$1,870,106				$1,716,197
Average loans(1)					$1,832,867				$1,685,266
Net (charge-offs) recoveries to average gross loans(2)					0.00%				(0.00)%
Allowance for credit losses to gross loans					1.22%				1.21%

	As of and for the Six Months Ended June 30,
	2024				2023
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending	Beginning	Impact of CECL Adoption	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$7,915	$11	$—	$7,926	$6,951	$875	$(951)	$(91)	$6,784
SBA—real estate	1,657	1,336	(66)	2,927	1,607	(238)	(140)	(11)	1,218
SBA—non- real estate	147	91	15	253	207	(142)	(7)	(3)	55
Commercial and industrial	1,215	936	—	2,151	1,643	(320)	(53)	—	1,270
Home mortgage	11,045	(1,544)	(2)	9,499	8,826	1,753	893	—	11,472
Consumer	14	(10)	—	4	7	(4)	—	—	3
Total	$21,993	$820	$(53)	$22,760	$19,241	$1,924	$(258)	$(105)	$20,802
Gross loans(1)				$1,870,106					$1,716,197
Average loans(1)				$1,815,032					$1,697,436
Net (charge-offs) recoveries to average gross loans(2)				(0.01)%					(0.01)%
Allowance for credit losses to gross loans				1.22%					1.21%

(1)    Excludes loans held for sale.
(2)    Annualized

The following table presents an allocation of the allowance for credit losses by portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$7,926	34.8%	$7,915	36.0%
SBA—real estate	2,927	12.9	1,657	7.5
SBA—non- real estate	253	1.1	147	0.7
Commercial and industrial	2,151	9.5	1,215	5.5
Home mortgage	9,499	41.7	11,045	50.2
Consumer	4	—	14	0.1
Total	$22,760	100.0%	$21,993	100.0%

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
Nonperforming loans were $4.4 million as of June 30, 2024, compared to $6.1 million as of December 31, 2023. Nonperforming loans excluded the guaranteed portion of SBA loans of $3.5 million and $2.0 million as of June 30, 2024 and December 31, 2023, respectively.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until being sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. As of June 30, 2024, OREO totaled $1.2 million, which is secured by a mix-use property in Los Angeles with 90% guaranteed by SBA. There was no OREO as of December 31, 2023.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$4,389	$6,082
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans(1)	4,389	6,082
Other real estate owned	1,237	—
Total nonperforming assets	$5,626	$6,082

Nonperforming loans to gross loans	0.23%	0.34%
Nonperforming assets to total assets	0.25	0.28
Allowance for credit losses to nonperforming loans	519	362

(1)Excludes guaranteed portion of SBA loans of $3.5 million and $2.0 million as of June 30, 2024 and December 31, 2023, respectively.
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

The following table show the composition of deposits by type as of the dates presented:

	June 30, 2024		December 31, 2023
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$518,456	26.7%	$522,751	28.9%
Interest-bearing:
Money market and others	332,137	17.1	399,018	22.1
Time deposits (greater than $250)	533,857	27.5	433,892	24.0
Time deposits ($250 or less)	556,371	28.7	451,897	25.0
Total interest-bearing	1,422,365	73.3	1,284,807	71.1
Total deposits	$1,940,821	100.0%	$1,807,558	100.0%

The following tables set forth the maturity of time deposits as of June 30, 2024:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits (greater than $250)	$96,968	$201,334	$231,507	$4,048	$533,857
Time deposits ($250 or less)	155,311	188,367	180,514	32,179	556,371
Total time deposits	$252,279	$389,701	$412,021	$36,227	$1,090,228

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of June 30, 2024 and December 31, 2023, we had maximum borrowing capacity from the FHLB of $663.5 million and $655.9 million, respectively. We had borrowings from FHLB of $115.0 million and $105.0 million as of June 30, 2024 and December 31,

2023, respectively. The Company had estimated uninsured deposits of $860.4 million, or 44.3% of total deposits, and $781.0 million, or 43.2% of total deposits, as of June 30, 2024 and December 31, 2023, respectively.
Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, while effectively balancing the related costs. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Deposits	$1,940,821	$1,807,558
Deposits as a % of total liabilities	92.7%	92.5%
Loans, net	$1,847,346	$1,743,852
Loans-to-deposits ratio	95.2%	96.5%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of June 30, 2024 and December 31, 2023. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $191.4 million and $183.0 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $256.1 million and $251.0 million as of June 30, 2024 and December 31, 2023, respectively. We did not have any borrowings outstanding with the Federal Reserve as of June 30, 2024 or December 31, 2023, and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $343.6 million of additional borrowing availability with the FHLB as of June 30, 2024. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023	% Change
Liquid assets:
Cash and cash equivalents	$127,676	$91,216	40.0%
AFS debt securities	199,205	194,250	2.6
Liquid assets	$326,881	$285,466	14.5%
Liquid assets to total deposits	16.8%	15.8%
Available borrowings:
FHLB	$343,600	$363,615	(5.5)%
Federal Reserve Bank	191,421	182,989	4.6
Pacific Coast Bankers Bank	50,000	50,000	—
Zions Bank	25,000	25,000	—
First Horizon Bank	25,000	25,000	—
Total available borrowings	$635,021	$646,604	(1.8)%
Total available borrowings to total deposits	32.7%	35.8%

Liquid assets and available borrowings to total deposits	49.6%	51.6%

The following tables summarizes short- and long-term material cash requirements as of June 30, 2024, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity(1)	Total
Deposits(1)	$641,979	$447,531	$718	$—	$850,593	$1,940,821
Operating lease commitments	2,412	4,380	3,611	1,206	—	11,609
Advances from FHLB(2)	115,000	—	—	—	—	115,000
Commitments to fund investment for Low Income Housing Tax Credit	5,626	2,978	258	487	—	9,349
Total contractual obligations	$765,017	$454,889	$4,587	$1,693	$850,593	$2,076,779

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2024 and December 31, 2023. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of June 30, 2024, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since June 30, 2024 that management believes would change this classification.

As of June 30, 2024	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$235,538	13.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	235,239	13.24	$142,129	8.00%	$177,661	10.00%	$186,544	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	213,328	12.01	N/A	N/A	N/A	N/A	N/A	N/A
Bank	213,031	11.99	106,597	6.00	142,129	8.00	151,012	8.50
CET1 capital (to risk-weighted assets)
Consolidated	213,328	12.01	N/A	N/A	N/A	N/A	N/A	N/A
Bank	213,031	11.99	79,947	4.50	115,480	6.50	124,363	7.00
Tier 1 leverage (to average assets)
Consolidated	213,328	9.28	N/A	N/A	N/A	N/A	N/A	N/A
Bank	213,031	9.27	91,957	4.00	114,946	5.00	91,957	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

As of December 31, 2023	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$229,544	13.77%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	227,773	13.66	$133,353	8.00%	$166,691	10.00%	$175,025	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	12.41	100,014	6.00	133,353	8.00	141,687	8.50
CET1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	12.41	75,011	4.50	108,349	6.50	116,684	7.00
Tier 1 leverage (to average assets)
Consolidated	208,707	9.57	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	9.49	87,207	4.00	109,008	5.00	87,207	4.00

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2024 and December 31, 2023 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
+300 basis points	(0.17)%	1.57%	(26.09)%	(41.40)%
+200 basis points	0.93	2.39	(11.75)	(18.75)
+100 basis points	0.59	1.54	(3.92)	(6.32)
-100 basis points	(0.03)	(0.97)	3.40	5.58
-200 basis points	2.77	(0.14)	1.10	3.41
-300 basis points	6.37	1.77	(4.62)	(3.47)

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
Item 1A. Risk Factors

Readers should consider the matters discussed in the section captioned Part II, Item 1A, “Risk Factors,” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a list of known risks and uncertainties that could affect our business, results of operations, financial condition and cash flows. In addition to those factors, certain events occurring in the second quarter of 2024 have expanded our knowledge regarding various cybersecurity risks, and we ask that readers consider the following as additional and updated factors that should be considered as risks associated with an investment in our common stock.

Interruptions, cyberattacks, fraudulent activity or other security breaches may have a material adverse effect on our business.

Our business is highly dependent on the collection, storage, transmittal, sharing, processing and retention of information about our customers and employees. To accomplish these activities, we rely heavily upon electronic infrastructure that we own or that we obtain via license or other contractual arrangements with third parties. These technologies affect, among other things, our customers’ ability to access and transfer funds, initiate and pay loans and leases, communicate with our customer service teams, and engage in a variety of other activities that form the foundation of modern financial services businesses. Likewise, our employee data and related technologies allow us to communicate with our employees about routine and extraordinary matters, compensate our staff, maintain timekeeping, payroll and benefits records, and comply with an increasingly complex web of labor and employment laws and regulations. The loss, interruption or disruption of these systems may damage our relationships with customers and correspondingly may harm our reputation. Compromises or interruptions in our employment-related systems may cause challenges in our relationships with our employees, upon whom we are heavily dependent in the conduct of our business and the development and maintenance of our relationships with customers and prospective customers.

There have been a number of recent and well-publicized incidents involving various types of cybersecurity lapses, some of which have had substantial adverse impacts upon targeted businesses and on customers of even some of the world’s most prominent cybersecurity and financial services firms. Similarly, extremely sophisticated criminal and nation-state organizations routinely target and exploit information technology networks, data systems, and other critical infrastructure. One of the most prominent recent events resulted in a widespread failure of a large cybersecurity platform, some of the consequences of which are not yet, and may not soon be, fully known or estimable.

We devote significant resources and management focus to ensuring the integrity of our systems against cybercriminals and similar actors, as well as against threats from fires and other natural disasters; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; breaches, physical break-ins or errors resulting in interruptions and unauthorized disclosure of confidential information, through information security and business continuity programs. Likewise, we have made, and we continue to make, substantial investments in systems that are intended to protect against these vulnerabilities, including real-time threat detection and warning, security programs and protocols, backup and alternative-access systems, virus and malware protection programs, and a wide variety of other protective measures.

Notwithstanding these investments, cybersecurity measures are, by their nature, largely reactive, and threats are constantly evolving. We expect that the development of AI-based technologies will accelerate both the number and the sophistication of these threats. We routinely experience attempts to exploit our networks and systems, and we must continue investing in increasingly advanced (and concomitantly expensive) technology to counteract these threats. Further, if our systems cannot timely detect and mitigate vulnerabilities, or cannot promptly respond to threats, we may experience damage to or interruptions in the availability of our computer networks, or we may experience a loss of data, unauthorized use or disclosure of customer information, or a loss of customer funds as a result of unauthorized access to customer accounts. Likewise, breaches of our payroll, benefits, and other employee-related systems may give rise to liability under employment laws and may damage our relationships with our employees.

Disruptions or failures in the physical infrastructure, controls or operating systems that support our businesses and customers, failures of the third parties on which we rely to adequately or appropriately provide their services or perform their responsibilities, or our failure to effectively manage or oversee our third-party relationships, could result in business disruptions, loss of revenue or customers, legal or regulatory proceedings, remediation and other costs, violations of applicable privacy and other laws, reputational damage, customer harm, or other adverse consequences, any of which could materially adversely affect our results of operations or financial condition. Further, new and evolving SEC regulations, as well as federal and state banking and consumer privacy laws and regulations, could require us to provide notices of security breaches. Such disclosures could result in increased regulatory scrutiny, exacerbate our potential legal liability, and result in a loss of confidence in the security of our systems or an adverse perception of our products and services.

The access by unauthorized persons to, or the improper disclosure by us or our third-party vendors of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets, failures or disruptions in our communications, information and technology systems, or our failure to adequately address them, could negatively affect our customer relationship management, online banking, accounting or other systems. We cannot assure readers that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely.

Accordingly, any failures or interruptions of our communications, information and technology systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our cybersecurity investments may create unforeseen implementation challenges that confer unexpected disruptions, unbudgeted costs, or delays in adaptation to crucial threats.

Enhancements and upgrades to our infrastructure or computer systems may be time-consuming, may entail significant costs, and may themselves create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of our systems, the process of enhancing our infrastructure and operating systems, including their security measures and controls, also can create an inherent risk of system disruptions and security issues. Similarly, we may not be able to timely recover critical business processes or operations that have been disrupted, which may further increase any associated costs and consequences of such disruptions. Although we have enterprise incident response processes, business continuity plans and other safeguards in place to help provide operational resiliency, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or computer systems that support our businesses and customers.

Our relatively small size requires us to be heavily reliant upon third-party vendors for cybersecurity expertise. Those vendors may themselves be subject to vulnerabilities, and their failures may be harmful to our business.

As a smaller bank holding company and a small community bank, we lack the resources available to larger institutions to recruit, train and retain a large staff focused on data security. Instead, like most community banks, we rely heavily on third-party vendors and other service providers for these functions. As financial institutions and technology systems become more interconnected and more complex, any operational incident at a third party, such as a vendor or customer, may increase our operational risks, including from information breaches or loss, breakdowns, disruptions or failures of their own systems or infrastructure, or any deficiencies in the performance of their responsibilities. These risks are increased to the extent we rely on a single-source vendor or provider. If a third-party vendor or service provider is not fully effective in assisting us in protecting our data and systems, we may be held responsible for any resulting failures, and even a failure by a third party could damage or jeopardize our relationships with our customers. Further, a recent and well-publicized cybersecurity incident involving the failure of one of the world’s most sophisticated security platforms resulted in extensive outages of that provider’s customer systems, the effect of which was a cascading failure of several of that firm’s clients’ networks. Such interruptions, occurring as a result of the acts or omissions of one or more of our vendors, could result in liability to our customers, as well as reputational harm and a potential interruption of our business.

Cybersecurity incidents, failures or lapses could give rise to regulatory harms to the Company or the Bank.

As cybersecurity threats become increasingly widespread and sophisticated, federal and state banking and privacy regulations are becoming correspondingly complex and prevalent, and the penalties for the actual or suspected violations of such rules are becoming increasingly substantial. Accordingly, we must meet stringent and increasingly costly regulatory requirements regarding our own obligations, as well as our reliance on third-party service providers, and any failure by us or our third-party service providers to comply with applicable laws, rules, regulations, or internal policies could result in the Company or the Bank becoming subject to fines, penalties, or business restrictions, as well as to increased costs to remediate any actual or perceived deficiencies and potentially to legal and other costs associated with defending against such regulatory sanctions.

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

OP Bancorp

Date: August 14, 2024	By:	/s/ MIN J. KIM
Min J. Kim President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ CHRISTINE Y. OH
Christine Y. Oh Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)