Form 10-Q
period 2024-09-30
OP Bancorp
filed 2024-11-14
CIK 1722010

two 1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2024 was 14,811,671.

Introduction

This Quarterly Report on Form 10-Q is filed by OP Bancorp, a California corporation and a registered bank holding company (“Company”) with respect to its consolidated financial condition, results of operations, and business as of September 30, 2024. The Company’s primary business operations are conducted through its wholly owned subsidiary, Open Bank, a California chartered commercial bank (“Bank”), and unless the context requires otherwise, statements about the Company generally are intended to describe the consolidated operations of the Company and the Bank.
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

Our forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected or could cause us to change plans or strategies or otherwise to take actions that differ from those we currently expect. These risks and uncertainties, some of which are beyond management's control, include, but are not limited to:

•our ability to anticipate and respond to technological changes and challenges, including our ability to identify and timely and effectively respond to cyber-security risks, including those posed by the increasing use of artificial intelligence, such as data security breaches, "denial of service" attacks, "hacking" and identify theft affecting us, our clients or our third party vendors or service providers, which risks continue to grow more serious with the rise of artificial intelligence and increasingly sophisticated attacks on infrastructure, information, and software;
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
•inflationary pressures and interest rate fluctuations, which could have an adverse effect on our profitability, reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans to clients, whether held in the portfolio or in the secondary market;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including those identified in "Part II, Item 1A. Risk Factors" of this report. A more thorough discussion of the risks and uncertainties confronting our business is set forth in the section of our Annual Report on Form 10-K entitled “Risk Factors” for the period ended December 31, 2023. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should read all forward-looking statements in the context of the foregoing and should not consider them to be reliable predictions of future events or as assurances of a particular level of performance or intended course of action. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and cash equivalents	$166,756	$91,216
Available-for-sale debt securities, at fair value	199,373	194,250
Other investments	16,520	16,276
Loans held for sale	8,160	1,795
Loans receivable, net of allowance for credit losses of $22,960 and $21,993 as of September 30, 2024 and December 31, 2023, respectively	1,908,047	1,743,852
Premises and equipment, net	4,961	5,248
Accrued interest receivable	9,479	8,259
Servicing assets	10,877	11,741
Company owned life insurance	22,739	22,233
Deferred tax assets, net	12,288	13,309
Other real estate owned	1,237	—
Operating right-of-use assets	7,870	8,497
Other assets	19,673	31,054
Total assets	$2,387,980	$2,147,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$561,801	$522,751
Interest-bearing:
Money market and others	343,188	399,018
Time deposits greater than $250	564,547	433,892
Other time deposits	595,067	451,897
Total deposits	2,064,603	1,807,558
Federal Home Loan Bank advances	75,000	105,000
Accrued interest payable	19,483	12,628
Operating lease liabilities	8,417	9,341
Other liabilities	16,874	20,577
Total liabilities	2,184,377	1,955,104
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock – no par value; 50,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 14,811,671 and 15,000,436 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	73,697	76,280
Additional paid-in capital	11,713	10,942
Retained earnings	131,588	120,855
Accumulated other comprehensive loss	(13,395)	(15,451)
Total shareholders’ equity	203,603	192,626
Total liabilities and shareholders' equity	$2,387,980	$2,147,730

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$31,885	$28,250	$92,632	$81,549
Interest on available-for-sale debt securities	1,626	1,519	4,676	4,647
Other interest income	1,788	1,417	5,261	3,686
Total interest income	35,299	31,186	102,569	89,882
Interest expense
Interest on deposits	17,921	13,006	50,939	35,308
Interest on borrowings	872	867	2,951	2,117
Total interest expense	18,793	13,873	53,890	37,425
Net interest income	16,506	17,313	48,679	52,457
Provision for credit losses	448	1,359	1,210	1,021
Net interest income after provision for credit losses	16,058	15,954	47,469	51,436
NONINTEREST INCOME
Service charges on deposits	889	575	2,294	1,566
Loan servicing fees, net of amortization	693	468	2,040	1,909
Gain on sale of loans	2,088	1,179	6,116	5,847
Other income	570	379	1,560	1,179
Total noninterest income	4,240	2,601	12,010	10,501
NONINTEREST EXPENSE
Salaries and employee benefits	8,031	7,014	23,440	21,947
Occupancy and equipment	1,676	1,706	4,991	4,874
Data processing and communication	634	369	1,651	1,465
Professional fees	346	440	1,147	1,180
FDIC insurance and regulatory assessments	391	333	1,143	1,220
Promotion and advertising	151	207	451	528
Directors’ fees	154	164	489	535
Foundation donation and other contributions	549	529	1,628	1,876
Other expenses	788	773	2,126	2,118
Total noninterest expense	12,720	11,535	37,066	35,743
INCOME BEFORE INCOME TAX EXPENSE	7,578	7,020	22,413	26,194
Income tax expense	2,142	1,899	6,315	7,448
NET INCOME	$5,436	$5,121	$16,098	$18,746
EARNINGS PER SHARE - BASIC	$0.36	$0.33	$1.06	$1.21
EARNINGS PER SHARE - DILUTED	$0.36	$0.33	$1.06	$1.21

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net income	$5,436	$5,121	$16,098	$18,746
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale debt securities, net of tax effect	5,101	(3,246)	3,673	(3,571)
Change in unrealized loss on cash flow hedge, net	(1,283)	—	(1,617)	—
Total other comprehensive income (loss)	3,818	(3,246)	2,056	(3,571)
Comprehensive income	$9,254	$1,875	$18,154	$15,175

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Three Months Ended
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at July 1, 2024	14,816,281	$73,749	$11,441	$127,929	$(17,213)	$195,906
Net income	—	—	—	5,436	—	5,436
Other comprehensive income	—	—	—	—	3,818	3,818
Stock issued under stock-based compensation plans, net of forfeiture	—	—	—	—	—	—
Stock-based compensation, net	—	—	272	—	—	272
Repurchase of common stock	(4,610)	(52)	—	—	—	(52)
Cash dividends declared ($0.12 per share)	—	—	—	(1,777)	—	(1,777)
Balance at September 30, 2024	14,811,671	$73,697	$11,713	$131,588	$(13,395)	$203,603

Balance at July 1, 2023	15,118,268	$77,464	$10,297	$114,177	$(18,168)	$183,770
Net income	—	—	—	5,121	—	5,121
Other comprehensive loss	—	—	—	—	(3,246)	(3,246)
Stock issued under stock-based compensation plans, net of forfeiture	30,935	168	(14)	—	—	154
Stock-based compensation, net	—	—	323	—	—	323
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared ($0.12 per share)	—	—	—	(1,815)	—	(1,815)
Balance at September 30, 2023	15,149,203	$77,632	$10,606	$117,483	$(21,414)	$184,307

Nine Months Ended
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at January 1, 2024	15,000,436	$76,280	$10,942	$120,855	$(15,451)	$192,626
Net income	—	—	—	16,098	—	16,098
Other comprehensive income	—	—	—	—	2,056	2,056
Stock issued under stock-based compensation plans, net of forfeiture	89,863	160	(137)	—	—	23
Stock-based compensation, net	—	—	908	—	—	908
Repurchase of common stock	(278,628)	(2,743)	—	—	—	(2,743)
Cash dividends declared ($0.36 per share)	—	—	—	(5,365)	—	(5,365)
Balance at September 30, 2024	14,811,671	$73,697	$11,713	$131,588	$(13,395)	$203,603

Balance at January 1, 2023	15,270,344	$79,326	$9,743	$105,690	$(17,843)	$176,916
Cumulative effect related to adoption of ASC 326, net of tax	—	—	—	(1,484)	—	(1,484)
Adjusted balance at January 1, 2023	15,270,344	79,326	9,743	104,206	(17,843)	175,432
Net income	—	—	—	18,746	—	18,746
Other comprehensive loss	—	—	—	—	(3,571)	(3,571)
Stock issued under stock-based compensation plans, net of forfeiture	177,343	888	(98)	—	—	790
Stock-based compensation, net	—	—	961	—	—	961
Repurchase of common stock	(298,484)	(2,582)	—	—	—	(2,582)
Cash dividends declared ($0.36 per share)	—	—	—	(5,469)	—	(5,469)
Balance at September 30, 2023	15,149,203	$77,632	$10,606	$117,483	$(21,414)	$184,307

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Cash flows from operating activities
Net income	$16,098	$18,746
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	1,210	1,021
Depreciation and amortization of premises and equipment	1,034	975
Amortization of net premiums on securities	53	187
Amortization of servicing assets	2,945	3,302
Accretion of net discounts on loans	(1,736)	(2,199)
Amortization of low income housing partnerships	1,552	1,084
Stock-based compensation, net	908	961
Deferred income taxes	(521)	753
Gain on sale of loans	(6,116)	(5,847)
Earnings on company owned life insurance	(506)	(458)
Net change in fair value of equity investment with readily determinable fair value	(77)	106
Origination of loans held for sale	(102,251)	(64,362)
Proceeds from sales of loans held for sale	99,921	112,070
Net change in:
Accrued interest receivable	(1,220)	(816)
Other assets	10,085	(2,929)
Accrued interest payable	6,855	10,781
Other liabilities	(2,180)	(4,200)
Net cash from operating activities	26,054	69,175
Cash flows from investing activities
Net change in loans receivable	(158,865)	(57,247)
Proceeds from matured, called, or paid-down securities available for sale	19,121	18,887
Purchase of loans	(6,421)	(21,916)
Purchase of available-for-sale debt securities	(19,082)	(5,647)
Purchase of equity investments	(75)	(63)
Purchase of Federal Home Loan Bank stock	(87)	(4,044)
Purchase of premises and equipment, net	(747)	(1,953)
Investments in low-income housing partnerships	(3,318)	(1,563)
Net cash from investing activities	(169,474)	(73,546)
Cash flows from financing activities
Net change in deposits	257,045	(60,600)
Cash received from stock option exercises	160	888
Proceeds from Federal Home Loan Bank advances	—	95,000
Repayment of Federal Home Loan Bank advances	(30,000)	—
Repurchase of common stock	(2,743)	(2,582)
Cash dividend paid on common stock	(5,365)	(5,469)
Payments related to tax-withholding for vested restricted stock awards	(137)	(98)
Net cash from financing activities	218,960	27,139

Net change in cash and cash equivalents	75,540	22,768
Cash and cash equivalents at beginning of period	91,216	82,972
Cash and cash equivalents at end of period	$166,756	$105,740
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$6,936	$8,377
Interest	47,035	26,644
Supplemental noncash disclosure:
Initial recognition of right-of-use assets	$871	$1,369
Transfer of loan to other real estate owned	1,077	—

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Basis of Presentation

OP Bancorp ("Company") is a California corporation and bank holding company for Open Bank (“Bank”). The Company commenced operation as a bank holding company on June 1, 2016, and substantially all of its assets, operations and business are owned and conducted through the Bank. The Bank is a California state-chartered and Federal Deposit Insurance Corporation ("FDIC")-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, Open Bank operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. Open Bank's primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. OP Bancorp is operating with eleven full-service branches located in California, Washington, Nevada and Texas, and five loan production offices located in California, Georgia, Washington, Colorado, and Virginia.
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

In accordance with the FASB’s fair value measurement guidance in Accounting Standards Update ("ASU") No. 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
New Accounting Pronouncements Adopted
FASB ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the Statement of Income as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The Company adopted ASU No. 2023-02 on January 1, 2024, and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncement under Evaluation

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures. The amendments in this guidance must be applied prospectively, with the option to apply retrospectively. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$43,472	$2	$(3,313)	$40,161
Residential collateralized mortgage obligations	166,819	1,014	(14,719)	153,114
Municipal securities - tax exempt	5,803	298	(3)	6,098
Total AFS debt securities	$216,094	$1,314	$(18,035)	$199,373

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$48,318	$—	$(4,441)	$43,877
Residential collateralized mortgage obligations	162,142	67	(17,750)	144,459
Municipal securities - tax exempt	5,726	189	(1)	5,914
Total AFS debt securities	$216,186	$256	$(22,192)	$194,250

There were no sales of AFS debt securities during the three and nine months ended September 30, 2024 and 2023.

The amortized cost and estimated fair value of AFS debt securities as of September 30, 2024, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
After one year through five years	$976	$950
After five years through ten years	2,608	2,443
After ten years	212,510	195,980
Total AFS debt securities	$216,094	$199,373

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	$—	$34,246	$(3,313)	$34,246	$(3,313)
Residential collateralized mortgage obligations	—	—	99,258	(14,719)	99,258	(14,719)
Municipal securities - tax exempt	—	—	1,841	(3)	1,841	(3)
Total AFS debt securities	$—	$—	$135,345	$(18,035)	$135,345	$(18,035)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$6,488	$(59)	$37,389	$(4,382)	$43,877	$(4,441)
Residential collateralized mortgage obligations	25,439	(177)	105,963	(17,573)	131,402	(17,750)
Municipal securities - tax exempt	1,842	(1)	—	—	1,842	(1)
Total AFS debt securities	$33,769	$(237)	$143,352	$(21,955)	$177,121	$(22,192)

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

As of September 30, 2024, the Company's AFS debt securities consisted of 90 securities, of which 77 were in an unrealized loss position.
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

We believe that the unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, the Company did not have allowance for credit losses as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, there were no pledged securities to secure public deposits, borrowing and letters of credit from the Federal Home Loan Bank System ("FHLB") and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in other investments on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
FHLB stock	$12,615	$12,528
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified	3,615	3,463
Time deposits placed in other banks	100	95
Total other investments	$16,520	$16,276

The Company has equity investment in a mutual fund with readily determinable fair value of $3.6 million and $3.5 million as of September 30, 2024 and December 31, 2023, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $127 thousand unrealized gain and a $106 thousand unrealized loss for the three months ended September 30, 2024 and 2023, respectively, and a $77 thousand unrealized gain and a $105 thousand unrealized loss for the nine months ended September 30, 2024 and 2023, respectively. The unrealized gains (losses) of the mutual fund are included in other income in the consolidated statements of income.
Note 3. Loans and Allowance for Credit Losses on Loans

Loans

The following table presents the composition of the loan portfolio as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Commercial real estate	$966,472	$885,585
SBA—real estate	232,209	224,695
SBA—non-real estate	20,170	14,997
C&I	212,476	120,970
Home mortgage	499,666	518,024
Consumer	14	1,574
Gross loans receivable	1,931,007	1,765,845
Allowance for credit losses	(22,960)	(21,993)
Loans receivable, net(1)	$1,908,047	$1,743,852

(1)Includes net deferred loan fees and net unamortized discounts of $260 thousand as of September 30, 2024 and net deferred loan costs and net unamortized premiums of $140 thousand as of December 31, 2023.
No loans were outstanding to related parties as of September 30, 2024 and December 31, 2023.

Allowance for Credit Losses

The Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of Current Expected Credit Losses ("CECL"), the Company elected not to consider accrued interest receivable in its estimated credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The Company uses transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. The Company incorporates future economic conditions using a weighted multiple scenario approach: baseline and adverse. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. Additionally, the Company aggregated loan portfolio based on similar risk characteristics. The Company elected to use the Call Report codes and loan risk ratings for loan segmentation in allowance for credit losses.

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

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Three Months Ended September 30, 2024
Beginning balance	$7,926	$2,927	$253	$2,151	$9,499	$4	$22,760
Provision for (reversal of) credit losses	1,481	173	58	8	(1,482)	(4)	234
Charge-offs	—	—	(42)	—	2	—	(40)
Recoveries	—	—	6	—	—	—	6
Ending balance	$9,407	$3,100	$275	$2,159	$8,019	$—	$22,960

Three Months Ended September 30, 2023
Beginning balance	$6,784	$1,218	$55	$1,270	$11,472	$3	$20,802
Provision for (reversal of) credit losses	1,171	34	91	(115)	125	(3)	1,303
Charge-offs	(457)	(35)	—	—	—	—	(492)
Recoveries	—	—	4	—	—	—	4
Ending balance	$7,498	$1,217	$150	$1,155	$11,597	$—	$21,617

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Nine Months Ended September 30, 2024
Beginning balance	$7,915	$1,657	$147	$1,215	$11,045	$14	$21,993
Provision for (reversal of) credit losses	1,492	1,509	149	944	(3,026)	(14)	1,054
Charge-offs	—	(66)	(42)	—	—	—	(108)
Recoveries	—	—	21	—	—	—	21
Ending balance	$9,407	$3,100	$275	$2,159	$8,019	$—	$22,960

Nine Months Ended September 30, 2023
Beginning balance	$6,951	$1,607	$207	$1,643	$8,826	$7	$19,241
Impact of CECL adoption	875	(238)	(142)	(320)	1,753	(4)	1,924
Provision for (reversal of) credit losses	220	(106)	84	(168)	1,018	(3)	1,045
Charge-offs	(548)	(46)	(34)	—	—	—	(628)
Recoveries	—	—	35	—	—	—	35
Ending balance	$7,498	$1,217	$150	$1,155	$11,597	$—	$21,617

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

As of September 30, 2024 and December 31, 2023, there were $2.5 million and $5.2 million, respectively, of collateral-dependent loans which are primarily secured by SBA—real estate and residential real estate. The allowance for credit losses allocated to these loans as of September 30, 2024 and December 31, 2023 was $434 thousand and $355 thousand, respectively.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2024 and December 31, 2023, for which repayment is expected to be obtained through the sale of the underlying collateral.

($ in thousands)	Hotel / Motel	Single-Family Residential	Total(1)
As of September 30, 2024
SBA—real estate	$2,520	$—	$2,520
Total	$2,520	$—	$2,520
As of December 31, 2023
SBA—real estate	$2,923	$—	$2,923
Home mortgage	—	2,241	2,241
Total	$2,923	$2,241	$5,164

(1)    Excludes guaranteed portion of SBA loans of $7.4 million as of September 30, 2024.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of September 30, 2024 and December 31, 2023:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total(1)
As of September 30, 2024
SBA—real estate	$2,381	$649	$3,030	$—	$3,030
SBA—non-real estate	183	—	183	—	183
C&I	407	—	407	—	407
Total	$2,971	$649	$3,620	$—	$3,620
As of December 31, 2023
SBA—real estate	$2,302	$1,136	$3,438	$—	$3,438
SBA—non-real estate	154	—	154	—	154
Home mortgage	249	2,241	2,490	—	2,490
Total	$2,705	$3,377	$6,082	$—	$6,082

(1)    Excludes guaranteed portion of SBA loans of $11.1 million and $2.0 million as of September 30, 2024 and December 31, 2023, respectively.
Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively and individually evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of September 30, 2024 and December 31, 2023:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due(1)	Loans Not Past Due	Total(2)
As of September 30, 2024
Commercial real estate	$—	$—	$—	$—	$966,472	$966,472
SBA—real estate	1,344	1,041	510	2,895	229,314	232,209
SBA—non-real estate	208	138	—	346	19,824	20,170
C&I	—	—	—	—	212,476	212,476
Home mortgage	2,675	5,031	—	7,706	491,960	499,666
Consumer	—	—	—	—	14	14
Total	$4,227	$6,210	$510	$10,947	$1,920,060	$1,931,007
As of December 31, 2023
Commercial real estate	$—	$—	$—	$—	$885,585	$885,585
SBA—real estate	1,868	932	1,983	4,783	219,912	224,695
SBA—non-real estate	154	—	—	154	14,843	14,997
C&I	—	—	—	—	120,970	120,970
Home mortgage	4,076	2,730	2,491	9,297	508,727	518,024
Consumer	—	—	—	—	1,574	1,574
Total	$6,098	$3,662	$4,474	$14,234	$1,751,611	$1,765,845

(1)Excludes guaranteed portion of SBA loans of $3.5 million and $1.9 million as of September 30, 2024 and December 31, 2023, respectively.
(2)Excludes accrued interest receivables of $8.4 million and $7.3 million as of September 30, 2024 and December 31, 2023, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficult: On January 1, 2023, the Company adopted ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty, unless those loans do not share the same risk characteristics with other loans in the portfolio. Provided that is not the case, these modifications are included in their respective cohort and the allowance for credit losses is estimated on a pooled basis consistent with the other loans with similar risk characteristics.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other than insignificant payment deferrals, other than insignificant term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. No charge-offs of previously modified loans were recorded for the three and nine months ended September 30, 2024 and 2023.

The following table presents the amortized cost of modified loans and the financial effects of the modification for the three and nine months ended September 30, 2024 and 2023 by loan class and modification type:

Three Months Ended September 30, 2024
	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Term Extension	Total
SBA—real estate	$1,871	$—	$1,871	0.81%
Total	$1871	$—	$1871

Three Months Ended September 30, 2023
	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Rate Reduction and Term Extension	Interest Only	Total
C&I	$121	$—	$121	0.10%
Total	$121	$—	$121

Nine Months Ended September 30, 2024
	Modification Type				Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Interest Only	Term Extension	Total
SBA—real estate	$1,871	$390	$—	$2,261	0.97%
SBA—non-real estate	—	—	5	5	0.03%
Total	$1,871	$390	$5	$2,266

Nine Months Ended September 30, 2023
	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Rate Reduction and Term Extension	Interest Only	Total
SBA—real estate	$—	$387	$387	0.17%
C&I	435	$—	435	0.35%
Total	$435	$387	$822

The Company tracks the performance of modified loans. A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received a modification within the last 12 months at September 30, 2024 that subsequently defaulted.

The Company had additional commitments totaling $2.0 million to lend to borrowers whose loans were modified as of September 30, 2024.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents financial performance of such loans that have been modified in the last 12 months:

	Payment Performance as of September 30, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
SBA—real estate(1)	$3,392	$—	$—	$3,392
SBA—non-real estate	5	—	—	5
Total	$3,397	$—	$—	$3,397

(1)Excludes guaranteed portion of SBA loans of $9.3 million.

	Payment Performance as of September 30, 2023
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
SBA—real estate	$388	$—	$—	$388
C&I	435	—	—	435
Total	$823	$—	$—	$823

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three months Ended September 30, 2024	Nine months Ended September 30, 2024
Payment Delay:
SBA—real estate	Deferment of Payment by a weighted average of:	0.6 years	0.9 years
Term Extension:
SBA—non-real estate	Extended term by a weighted average of:	—	1.8 years
Interest Only:
SBA—real estate	Interest only Payment by a weighted average of:	—	0.6 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three months Ended September 30, 2023	Nine months Ended September 30, 2023
Term Extension:
SBA—non-real estate	Deferment of Payment by a weighted average of:	6.0 years	8.9 years
Interest Only:
SBA—real estate	Interest only Payment by a weighted average of:	—	1.0 year
Rate Reduction:
C&I	Rate Reduction by a weighted average of:	—	2.75%

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

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$199,186	$105,858	$241,434	$188,208	$95,033	$104,943	$26,242	$—	$960,904
Special mention	—	—	581	—	—	—	—	—	581
Substandard	—	—	4,623	—	—	364	—	—	4,987
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$199,186	$105,858	$246,638	$188,208	$95,033	$105,307	$26,242	$—	$966,472
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass	$25,075	$27,853	$41,894	$24,633	$16,212	$76,595	$—	$—	$212,262
Special mention	—	—	2,737	—	—	467	—	—	3,204
Substandard	—	—	10,732	2,988	—	3,023	—	—	16,743
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$25,075	$27,853	$55,363	$27,621	$16,212	$80,085	$—	$—	$232,209
Current period charge-offs	$—	$—	$—	$66	$—	$—	$—	$—	$66
SBA—non-real estate
Pass	$7,967	$4,693	$2,094	$173	$1,347	$2,936	$—	$—	$19,210
Special mention	—	55	—	—	—	—	—	—	55
Substandard	—	—	510	—	176	121	—	—	807
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$7,967	$4,748	$2,604	$173	$1,523	$3,155	$—	$—	$20,170
Current period charge-offs	$—	$32	$—	$—	$—	$10	$—	$—	$42
C&I
Pass	$17,191	$13,848	$15,593	$18,438	$3,561	$11	$140,405	$2,322	$211,369
Special mention	—	—	—	—	—	—	700	—	700
Substandard	—	—	407	—	—	—	—	—	407
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$17,191	$13,848	$16,000	$18,438	$3,561	$11	$141,105	$2,322	$212,476
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home mortgage
Pass	$24,311	$65,023	$287,957	$71,025	$17,848	$33,502	$—	$—	$499,666
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—

Subtotal	$24,311	$65,023	$287,957	$71,025	$17,848	$33,502	$—	$—	$499,666
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$18	$—	$—	$—	$—	$—	$(4)	$—	$14
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$18	$—	$—	$—	$—	$—	$(4)	$—	$14
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$273,748	$217,275	$588,972	$302,477	$134,001	$217,987	$166,643	$2,322	$1,903,425
Special mention	—	55	3,318	—	—	467	700	—	4,540
Substandard	—	—	16,272	2,988	176	3,508	—	—	22,944
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$273,748	$217,330	$608,562	$305,465	$134,177	$222,060	$167,343	$2,322	$1,931,007
Current period charge-offs	$—	$32	$—	$66	$—	$10	$—	$—	$108

(1)Excludes accrued interest receivables of $8.4 million as of September 30, 2024.

	December 31, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$97,114	$207,860	$154,872	$97,137	$138,908	$163,320	$21,059	$—	$880,270
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	319	—	—	—	4,996	—	—	5,315
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$97,114	$208,179	$154,872	$97,137	$138,908	$168,316	$21,059	$—	$885,585
Current period charge-offs	$—	$457	$121	$—	$91	$17	$—	$—	$686
SBA— real estate
Pass	$31,920	$44,504	$26,188	$22,732	$28,244	$64,442	$—	$—	$218,030
Special mention	—	—	—	—	—	1,428	—	—	1,428
Substandard	—	1,787	1,079	1,136	—	1,235	—	—	5,237
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$31,920	$46,291	$27,267	$23,868	$28,244	$67,105	$—	$—	$224,695
Current period charge-offs	$—	$—	$46	$—	$—	$—	$—	$—	$46
SBA—non-real estate
Pass	$5,408	$2,584	$200	$1,556	$950	$3,423	$—	$—	$14,121
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	591	—	—	—	187	—	—	778
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$5,408	$3,175	$200	$1,556	$950	$3,708	$—	$—	$14,997
Current period charge-offs	$—	$—	$—	$—	$—	$35	$—	$—	$35
C&I
Pass	$15,117	$17,939	$22,098	$4,695	$1,720	$1,734	$55,106	$2,561	$120,970
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$15,117	$17,939	$22,098	$4,695	$1,720	$1,734	$55,106	$2,561	$120,970
Current period charge-offs	$17	$—	$80	$—	$—	$—	$—	$—	$97
Home mortgage
Pass	$72,182	$304,346	$79,585	$18,634	$8,939	$31,848	$—	$—	$515,534
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,241	249	—	—	—	—	—	2,490

Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$72,182	$306,587	$79,834	$18,634	$8,939	$31,848	$—	$—	$518,024
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$4	$—	$—	$—	$77	$—	$1,493	$—	$1,574
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$4	$—	$—	$—	$77	$—	$1,493	$—	$1,574
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$221,745	$577,233	$282,943	$144,754	$178,838	$264,767	$77,658	$2,561	$1,750,499
Special mention	—	—	—	—	—	1,428	—	—	1,428
Substandard	—	4,938	1,328	1,136	—	6,418	—	—	13,820
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$221,745	$582,171	$284,271	$145,890	$178,838	$272,711	$77,658	$2,561	$1,765,845
Current period charge-offs	$17	$457	$247	$—	$91	$52	$—	$—	$864

(1)Excludes accrued interest receivables of $7.3 million as of December 31, 2023.
Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$9,649	$9,135
Furniture and fixtures	4,742	4,814
Equipment and others	3,552	3,504
Total premises and equipment	17,943	17,453
Accumulated depreciation	(12,982)	(12,205)
Total premises and equipment, net	$4,961	$5,248

Total depreciation expense included in occupancy and equipment expenses was $335 thousand and $367 thousand for the three months ended September 30, 2024 and 2023, respectively, and $1.0 million for the nine months ended September 30, 2024 and 2023.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of September 30, 2024 and December 31, 2023.

The following table presents an analysis of the changes in activity for loan servicing assets during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$11,043	$12,654	$11,741	$12,759
Additions from loans sold with servicing retained	783	505	2,081	2,474
Amortized to expense	(949)	(1,228)	(2,945)	(3,302)
Ending balance	$10,877	$11,931	$10,877	$11,931

The fair value of the servicing assets was $16.5 million as of September 30, 2024, which was determined using discount rates ranging from 3.75% to 11.25% and prepayment speeds ranging from 12.80% to 13.20%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $17.0 million as of September 30, 2023, which was determined using discount rates ranging from 4.50% to 11.22% and prepayment speeds ranging from 12.60% to 13.20% depending on the stratification of the specific assets.
Note 6. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of September 30, 2024 and December 31, 2023 were $564.5 million and $433.9 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of September 30, 2024:

($ in thousands)
Remainder of 2024	$467,121
2025	672,935
2026	18,802
2027	257
2028 and thereafter	499
Total	$1,159,614

Deposits from principal officers, directors, and their affiliates as of September 30, 2024 and December 31, 2023 were $2.2 million and $1.8 million, respectively.
Note 7. Borrowing Arrangements
As of September 30, 2024, the Company had $75.0 million advances from FHLB with a weighted average interest rate of 4.22% and a weighted average remaining term of 0.6 years, compared to $105 million advances with a weighted average interest rate of 4.65% and a weighted average remaining term of 0.9 years as of December 31, 2023. The Company has a letter of credit with the FHLB in the amount of $100.0 million and $67.0 million to secure a public deposit as of September 30, 2024 and December 31, 2023, respectively.

The Company had available borrowing capacity from the following institutions as of September 30, 2024:

($ in thousands)
FHLB	$397,617
Federal Reserve Bank	207,782
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$705,399

The Company has pledged approximately $1.41 billion and $1.39 billion of loans as collateral for these lines of credit as of September 30, 2024 and December 31, 2023, respectively.
Note 8. Income Taxes
The Company’s income tax expense was $2.1 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively, and $6.3 million and $7.4 million for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate was 28.3% and 27.1% for the three months ended September 30, 2024 and 2023, respectively, and 28.2% and 28.4% for the nine months ended September 30, 2024 and 2023, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2020 and for state taxing authorities for tax years prior to 2019.

There were no significant unrealized tax benefits recorded as of September 30, 2024 and December 31, 2023, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
Note 9. Commitments and Contingencies
Off-Balance-Sheet Credit Risk: In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credits. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheets. Loan commitments represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These commitments generally have fixed expiration dates or contain termination clauses in the event the customer’s credit quality deteriorates. Since many of the commitments are expected to expire without being drawn upon, the commitment amounts do not necessarily represent future funding requirements.
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

The following table presents the distribution of undisbursed credit-related commitments as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Loan commitments	$242,943	$257,626
Standby letter of credit	19,649	6,707
Commercial letter of credit	—	22
Total undisbursed credit related commitments	$262,592	$264,355

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Investments in low-income housing partnerships	$15,335	$16,887
Unfunded commitments to fund investments for low-income housing partnerships	8,587	11,905

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2040.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $517 thousand and $361 thousand for the three months ended September 30, 2024 and 2023, respectively, and $1.6 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $655 thousand and $456 thousand for the three months ended September 30, 2024 and 2023, respectively, and $2.0 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 10. Stock-Based Compensation
The Company has two stock-based compensation plans currently in effect as of September 30, 2024, as described further below. Total compensation cost that has been charged against earnings for these plans was $272 thousand and $323 thousand for the three months ended September 30, 2024 and 2023 respectively, and $908 thousand and $961 thousand for the nine months ended September 30, 2024 and 2023, respectively.
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

A summary of the stock options outstanding under the 2010 Plan for the nine months ended September 30, 2024 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2024	60,000	$8.00	$177
Options granted	—	—
Options exercised	(60,000)	8.00
Options forfeited	—	—
Options expired	—	—
Outstanding, as of September 30, 2024	—	$—	$—
Fully vested and expected to vest	—	$—	$—
Vested	—	$—	$—

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Intrinsic value of options exercised	$—	$—	$144	$186
Cash received from option exercises	—	—	160	720
Tax provision realized from option exercised	—	—	24	(3)

A summary of the changes in the Company's non-vested restricted stock awards under the 2010 Plan for the nine months ended September 30, 2024 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2024	10,000	$9.69	$110
Awards granted	—	—
Awards vested	—	—
Awards forfeited	—	—
Non-vested, as of September 30, 2024	10,000	$9.69	$125

Information related to vested restricted stock awards under the 2010 Plan for the periods indicated follows:
Information related to vested restricted stock under the 2010 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Tax benefit (provision) realized from awards vested	$—	$4	$—	$4

As of September 30, 2024, the Company had approximately $8 thousand of unrecognized compensation cost related to unvested restricted stock awards under the 2010 Plan. The Company expects to recognize these costs over a weighted average period of 0.1 years.
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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of September 30, 2024.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the nine months ended September 30, 2024 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2024	278,851	$11.45	$3,053
Awards granted	45,711	9.61
Awards vested	(74,429)	9.59
Awards forfeited	(3,000)	12.90
Non-vested, as of September 30, 2024	247,133	$11.66	$3,084

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Tax provision realized from awards vested	$—	$—	$(3)	$(34)

There were 1,105,590 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of September 30, 2024. The Company had approximately $1.2 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of September 30, 2024. The Company expects to recognize these costs over a weighted average period of 1.3 years.

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
Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Assets:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$40,161	$—	$40,161	$—
Residential collateralized mortgage obligations	153,114	—	153,114	—
Municipal securities - tax exempt	6,098	—	6,098	—
Other investments:
Mutual fund - CRA qualified	3,615	3,615	—	—
Liabilities:
Derivative financial instruments	$1,486	$—	$1,486	$—
December 31, 2023
Assets:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$43,877	$—	$43,877	$—
Residential collateralized mortgage obligations	144,459	—	144,459	—
Municipal securities - tax exempt	5,914	—	5,914	—
Other investments:
Mutual fund - CRA qualified	3,463	3,463	—	—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the three and nine months ended September 30, 2024 or 2023.
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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Collateral-dependent loans:
SBA—real estate	$1,437	$—	$—	$1,437
OREO	1,237	—	—	1,237
Total	$2,674	$—	$—	$2,674
December 31, 2023
Collateral-dependent loans:
SBA—real estate	$1,432	$—	$—	$1,432
Total	$1,432	$—	$—	$1,432
Total

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Collateral-dependent loans:
SBA—real estate	$2	$—	$5	$—
Total	$2	$—	$5	$—

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of September 30, 2024 and December 31, 2023:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs(1)
September 30, 2024
Collateral-dependent loans:
SBA—real estate	$1,437	Income approach - income capitalization	Capitalization rate	8.0% to 11.8%	10.4%
OREO	$1,237	Sales comparison approach	Market data comparison	(3.7)% to 2.2%	(0.5)%
December 31, 2023
Collateral-dependent loans:
SBA—real estate	$1,432	Income approach - income capitalization	Capitalization rate	9.3% to 11.0%	9.9%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2024 and December 31, 2023.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	September 30, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$166,756	$166,756	$—	$—	$166,756
Loans held for sale	8,160	—	8,814	—	8,814
Loans receivable, net	1,908,047	—	—	2,021,543	2,021,543
Accrued interest receivable, net	9,479	204	868	8,407	9,479
Other investments:
FHLB and PCBB stock	12,805	N/A	N/A	N/A	N/A
Time deposits placed	100	—	100	—	100
Servicing assets	10,877	—	—	16,500	16,500
Financial liabilities:
Deposits	2,064,603	—	2,064,603	—	2,064,603
FHLB advances	75,000	—	74,992	—	74,992
Accrued interest payable	19,483	—	19,483	—	19,483

	December 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$91,216	$91,216	$—	$—	$91,216
Loans receivable, net	1,743,852	—	—	1,793,258	1,793,258
Accrued interest receivable, net	8,259	69	859	7,331	8,259
Other investments:
FHLB and PCBB stock	12,718	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Servicing assets	11,741	—	—	17,218	17,218
Financial liabilities:
Deposits	1,807,558	—	1,808,444	—	1,808,444
FHLB advances	105,000	—	104,231	—	104,231
Accrued interest payable	12,628	—	12,628	—	12,628

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The Company had no fair value hedges nor derivatives not designated as hedges as of September 30, 2024.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $279 thousand will be reclassified as a reduction to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2024:

	Derivative Assets			Derivative Liabilities
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of September 30, 2024
Derivatives designated as hedging instruments:
Interest rate products	$—	Other assets	$—	$75,000	Other liabilities	$1,486
Total derivatives designated as hedging instruments			$—			$1,486

As of December 31, 2023, the Company had no derivative financial instruments.

The table below presents the effect of cash flow hedge accounting on accumulated OCI for the three and nine months ended September 30, 2024:

Derivatives in Subtopic 815-20 Hedging Relationships ($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Three Months Ended September 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,131)	$(1,131)	$—	Interest expense	$152	$152	$—
Total	$(1,131)	$(1,131)	$—		$152	$152	$—

Nine Months Ended September 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,385)	$(1,385)	$—	Interest expense	$233	$233	$—
Total	$(1,385)	$(1,385)	$—		$233	$233	$—

The Company had no derivative instruments that affect accumulated OCI for the three and nine months ended September 30, 2023.

The table below presents the effect of the Company’s derivative financial instruments on the Statement of Income for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
($ in thousands)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$152	$233

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of loss reclassified from accumulated OCI into income	$152	$233
Amount of gain (loss) reclassified from accumulated OCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—
Amount of loss reclassified from accumulated OCI into income - included component	152	233
Amount of gain (loss) reclassified from accumulated OCI into income - excluded component	—	—

The Company had no derivative instruments that affect statement of income for the three and nine months ended September 30, 2023.
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
As of September 30, 2024
Derivatives	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
As of September 30, 2024
Derivatives	$1,486	$—	$1,486	$—	$1,486	$—
Total	$1,486	$—	$1,486	$—	$1,486	$—

As of December 31, 2023, the Company had no derivative financial instruments.

Note 13. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of September 30, 2024 and December 31, 2023, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	September 30, 2024
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$240,012	12.79%	N/A	N/A	N/A	N/A
Bank	238,097	12.69	$150,106	8.00%	$187,632	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	217,123	11.57	N/A	N/A	N/A	N/A
Bank	215,208	11.47	112,579	6.00	150,106	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	217,123	11.57	N/A	N/A	N/A	N/A
Bank	215,208	11.47	84,435	4.50	121,961	6.50
Tier 1 capital (to average assets)
Consolidated	217,123	9.30	N/A	N/A	N/A	N/A
Bank	215,208	9.22	93,362	4.00	116,703	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2023
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$229,544	13.77%	N/A	N/A	N/A	N/A
Bank	227,773	13.66	$133,353	8.00%	$166,691	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A
Bank	206,936	12.41	100,014	6.00	133,353	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A
Bank	206,936	12.41	75,011	4.50	108,349	6.50
Tier 1 capital (to average assets)
Consolidated	208,707	9.57	N/A	N/A	N/A	N/A
Bank	206,936	9.49	87,207	4.00	109,008	5.00

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2024	2023	2024	2023
Basic
Net income	$5,436	$5,121	$16,098	$18,746
Distributed and undistributed earnings allocated to participating securities	(93)	(96)	(294)	(379)
Net income allocated to common shares	$5,343	$5,025	$15,804	$18,367
Weighted average common shares outstanding	14,812,118	15,131,587	14,890,479	15,149,203
Basic earnings per common share	$0.36	$0.33	$1.06	$1.21
Diluted
Net income allocated to common shares	$5,343	$5,025	$15,804	$18,367
Weighted average common shares outstanding for basic earnings per common share	14,812,118	15,131,587	14,890,479	15,149,203
Add: Dilutive effects of assumed exercises of stock options	—	8,990	—	51,409
Average shares and dilutive potential common shares	14,812,118	15,140,577	14,890,479	15,200,612
Diluted earnings per common share	$0.36	$0.33	$1.06	$1.21

No share of common stock was antidilutive for the three and nine months ended September 30, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our results of operations depend primarily on our net interest income. We drive our income from interest received on our loan portfolio, the fee income we receive in connection with our deposits, and the sale and service of SBA loans. Our major operating expenses are the interest we pay on deposits and other borrowings, the salaries and related benefits we pay our management and staff, and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate eight branches in Los Angeles and Orange Counties in California, one branch in Santa Clara, California, one branch in Carrollton, Texas and one branch near Las Vegas, Nevada. We have five loan production offices in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, Lynnwood, Washington, and Fairfax, Virginia.

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

The increases in market interest rates also affected loan pricing, which had multiple effects, including a reduction in borrowing (and thus a reduction in interest paid to banks) by customers that had the ability to avoid or defer additional indebtedness, a decline in the origination of new loans, and an increase in credit risk as borrowers who faced rising interest rates found it more difficult to comply with their loan obligations. The combination of these factors has exerted downward pressure on our fee income, the volume of our interest-earning assets and our net interest income.

More recently, following a prolonged low-interest-rate environment, a series of rapid rate increases by the Federal Reserve resulted in a dramatic loss of value for bonds had been priced during the previous market. Those increases had the effect of rapidly diminishing the value of debt securities and, concomitantly, adversely affected liquidity of many financial institutions. These markets appear to have stabilized substantially; however, the United States continues to confront considerable political and economic uncertainty owing to a relatively volatile election cycle, and it remains difficult to predict or to hedge against future fluctuations. While we do not presently expect that the Federal Reserve will resume significant adjustments, the conditions that led the Federal Reserve to make the recent adjustments remain uncertain and relatively volatile, and thus are highly unpredictable. Moreover, although the U.S. presidential election cycle has concluded as of the date of this report, the implications of these events is quite recent and remains difficult to predict.

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
The following significant items are of note as of or for the periods presented:
As of September 30, 2024 compared to as of December 31, 2023
•Total assets were $2.39 billion, an increase of $240.3 million, or 11.2%, from $2.15 billion.
•Gross loans were $1.93 billion, an increase of $165.2 million, or 9.4%, from $1.77 billion.
•Total deposits were $2.06 billion, an increase of $257.0 million, or 14.2%, from $1.81 billion.
•Shareholders’ equity was $203.6 million, an increase of $11.0 million, or 5.7%, from $192.6 million.
For the three months ended September 30, 2024 compared to three months ended September 30, 2023
•Net interest income decreased to $16.5 million, a decrease of $0.8 million, or 4.7%, from $17.3 million.
•Net income was $5.4 million or $0.36 per diluted common share, an increase of $315 thousand, or 6.2%, from $5.1 million or $0.33 per diluted common share.
For the nine months ended September 30, 2024 compared to nine months ended September 30, 2023
•Net interest income decreased to $48.7 million, a decrease of $3.8 million, or 7.2%, from $52.5 million.
•Net income was $16.1 million or $1.06 per diluted common share, a decrease of $2.6 million, or 14.1%, from $18.7 million or $1.21 per diluted common share.

SELECTED FINANCIAL DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2024	2023	2024	2023
Income Statement Data:
Interest income	$35,299	$31,186	$102,569	$89,882
Interest expense	18,793	13,873	53,890	37,425
Net interest income	16,506	17,313	48,679	52,457
Provision for credit losses	448	1,359	1,210	1,021
Noninterest income	4,240	2,601	12,010	10,501
Noninterest expense	12,720	11,535	37,066	35,743
Income before income taxes	7,578	7,020	22,413	26,194
Income tax expense	2,142	1,899	6,315	7,448
Net income	5,436	5,121	16,098	18,746
Per Share Data:
Basic income per share	$0.36	$0.33	$1.06	$1.21
Diluted income per share	0.36	0.33	1.06	1.21
Book value per share	13.75	12.17	13.75	12.17
Shares of common stock outstanding	14,811,671	15,118,268	14,811,671	15,118,268
Performance Ratios:
Return on average assets(1)	0.94%	1.15%	0.95%	1.29%
Return on average equity(1)	10.95	13.27	11.00	15.02
Yield on total loans(1)	6.66	6.34	6.68	6.22
Yield on average interest-earning assets(1)	6.30	5.94	6.30	5.83
Cost of average interest-bearing liabilities(1)	4.82	4.01	4.80	3.79
Cost of deposits(1)	3.57	2.63	3.52	2.44
Net interest margin(1)	2.95	3.40	2.99	3.48
Efficiency ratio(2)	61.31	58.97	61.08	56.24

(1)    Annualized.
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

	As of
($ in thousands)	September 30, 2024	December 31, 2023
Balance Sheet Data:
Gross loans	$1,931,007	$1,765,845
Loans held for sale	8,160	1,795
Allowance for credit losses	22,960	21,993
Total assets	2,387,980	2,147,730
Total deposits	2,064,603	1,807,558
Shareholders’ equity	203,603	192,626
Asset Quality Data:
Nonperforming loans to gross loans	0.19%	0.34%
Allowance for credit losses to nonperforming loans	634	362
Allowance for credit losses to gross loans	1.19	1.25
Balance Sheet and Capital Ratios:
Gross loans to deposits	93.53%	97.69%
Noninterest-bearing deposits to deposits	27.21	28.92
Average equity to average total assets	8.63	8.62
Leverage ratio	9.30	9.57
Common equity tier 1 ratio	11.57	12.52
Tier 1 risk-based capital ratio	11.57	12.52
Total risk-based capital ratio	12.79	13.77

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

RESULTS OF OPERATIONS
Net Income

We reported net income for the three months ended September 30, 2024 of $5.4 million, an increase of $315 thousand, or 6.2%, compared to net income of $5.1 million for the same period of 2023. The increase was due to a $1.6 million increase in noninterest income and a $911 thousand decrease in provision for credit losses, primarily offset by a $1.2 million increase in noninterest expense and a $807 thousand decrease in net interest income.

	Three Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Interest income	$35,299	$31,186	$4,113	13.2%
Interest expense	18,793	13,873	4,920	35.5
Net interest income	16,506	17,313	(807)	(4.7)
Provision for credit losses	448	1,359	(911)	(67.0)%
Noninterest income	4,240	2,601	1,639	63.0
Noninterest expense	12,720	11,535	1,185	10.3
Income before income tax expense	7,578	7,020	558	7.9
Income tax expense	2,142	1,899	243	12.8
Net income	$5,436	$5,121	$315	6.2%

We reported net income for the nine months ended September 30, 2024 of $16.1 million, a decrease of $2.6 million, or 14.1%, compared to net income of $18.7 million for the same period of 2023. The decrease was primarily due to a $3.8 million decrease in net interest income and a $1.3 million increase in noninterest expense, offset by a $1.5 million increase in noninterest income and a $1.1 million decrease in income tax expense.

	Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Interest income	$102,569	$89,882	$12,687	14.1%
Interest expense	53,890	37,425	16,465	44.0
Net interest income	48,679	52,457	(3,778)	(7.2)
Provision for credit losses	1,210	1,021	189	18.5
Noninterest income	12,010	10,501	1,509	14.4
Noninterest expense	37,066	35,743	1,323	3.7
Income before income tax expense	22,413	26,194	(3,781)	(14.4)
Income tax expense	6,315	7,448	(1,133)	(15.2)
Net income	$16,098	$18,746	$(2,648)	(14.1)%

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

	Three Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate(1)	Average Balance	Interest and Fees	Yield / Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$109,003	$1,474	5.29%	$82,752	$1,116	5.28%
Federal funds sold and other investments(2)	16,432	314	7.65	16,176	301	7.44
Available-for-sale debt securities	199,211	1,626	3.26	199,205	1,519	3.05
Commercial real estate loans	944,818	14,759	6.21	856,911	12,207	5.65
SBA loans	270,282	7,107	10.46	248,960	7,303	11.64
Commercial and industrial loans	187,163	3,642	7.74	117,578	2,340	7.90
Home mortgage loans	503,148	6,364	5.06	516,465	6,393	4.95
Consumer & other loans	541	13	9.37	274	7	10.01
Loans(3)	1,905,952	31,885	6.66	1,740,188	28,250	6.45
Total interest-earning assets	2,230,598	35,299	6.30	2,038,321	31,186	6.08
Noninterest-earning assets	88,747			84,580
Total assets	$2,319,345			$2,122,901

Interest-bearing liabilities:
Money market deposits and others	$343,429	$3,601	4.17%	$352,424	$3,487	3.93%
Time deposits	1,127,078	14,320	5.05	869,675	9,519	4.34
Total interest-bearing deposits	1,470,507	17,921	4.85	1,222,099	13,006	4.22
Borrowings	80,326	872	4.32	79,891	867	4.31
Total interest-bearing liabilities	1,550,833	18,793	4.82	1,301,990	13,873	4.23
Noninterest-bearing liabilities:
Noninterest-bearing deposits	528,126			599,262
Other noninterest-bearing liabilities	41,892			36,620
Total noninterest-bearing liabilities	570,018			635,882
Shareholders’ equity	198,494			185,029
Total liabilities and shareholders’ equity	$2,319,345			$2,122,901
Net interest income / interest rate spreads		$16,506	1.48%		$17,313	1.85%
Net interest margin			2.95%			3.38%

Cost of deposits			3.57%			2.83%
Cost of funds			3.60%			2.90%

(1)Annualized.
(2)Includes income and average balances for Federal Home Loan Bank (“FHLB”) and Pacific Coast Bankers Bank stock, CRA qualified mutual fund, term federal funds, interest-earning time deposits and other miscellaneous interest-earning assets.
(3)Average loan balances include non-accrual loans and loans held for sale.

	Nine Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate(1)	Average Balance	Interest and Fees	Yield / Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$106,022	$4,310	5.34%	$78,736	$2,965	4.97%
Federal funds sold and other investments(2)	16,335	951	7.76	14,575	721	6.59
Available-for-sale debt securities	195,383	4,676	3.19	206,448	4,647	3.00
Commercial real estate loans	918,149	42,230	6.14	845,340	35,209	5.57
SBA loans	263,126	21,436	10.88	262,130	21,459	10.94
Commercial and industrial loans	164,927	9,679	7.84	117,850	6,772	7.68
Home mortgage loans	505,669	19,207	5.06	504,188	18,069	4.78
Consumer & other loans	1,046	80	10.10	994	40	5.40
Loans(3)	1,852,917	92,632	6.68	1,730,502	81,549	6.30
Total interest-earning assets	2,170,657	102,569	6.30	2,030,261	89,882	5.91
Noninterest-earning assets	88,594			84,044
Total assets	$2,259,251			$2,114,305

Interest-bearing liabilities:
Money market deposits and others	$349,766	$11,035	4.21%	$373,041	$9,838	3.53%
Time deposits	1,061,609	39,904	5.02	833,603	25,470	4.09
Total interest-bearing deposits	1,411,375	50,939	4.82	1,206,644	35,308	3.91
Borrowings	88,743	2,951	4.44	63,078	2,117	4.49
Total interest-bearing liabilities	1,500,118	53,890	4.80	1,269,722	37,425	3.94
Noninterest-bearing liabilities:
Noninterest-bearing deposits	523,951			628,569
Other noninterest-bearing liabilities	40,141			33,377
Total noninterest-bearing liabilities	564,092			661,946
Shareholders’ equity	195,041			182,637
Total liabilities and shareholders’ equity	$2,259,251			$2,114,305
Net interest income / interest rate spreads		$48,679	1.50%		$52,457	1.97%
Net interest margin			2.99%			3.45%

Cost of deposits			3.52%			2.57%
Cost of funds			3.56%			2.64%

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

	Three Months Ended September 30,
	2024 vs 2023
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$354	$4	$358
Federal funds sold and other investments	3	10	13
Available-for-sale debt securities	11	96	107
Commercial real estate loans	1,294	1,258	2,552
SBA loans	584	(780)	(196)
Commercial and industrial loans	1,393	(91)	1,302
Home mortgage loans	(138)	109	(29)
Consumer & other loans	7	(1)	6
Total loans	3,140	495	3,635
Total interest-earning assets	3,508	605	4,113
Interest-bearing liabilities:
Money market deposits and others	(327)	441	114
Time deposits	3,079	1,722	4,801
Total interest-bearing deposits	2,752	2,163	4,915
Borrowings	3	2	5
Total interest-bearing liabilities	2,755	2,165	4,920
Net interest income	$753	$(1,560)	$(807)

Comparison for the Three Months Ended September 30, 2024 and 2023

Net interest income decreased $807 thousand, or 4.7%, to $16.5 million for the three months ended September 30, 2024 from $17.3 million for the same period of 2023, primarily due to higher interest expense on interest-bearing deposits, partially offset by higher interest income on loans and higher interest income on interest-bearing deposits in other banks as our deposit costs repriced quicker than our interest-earning asset yields following the Federal Reserve’s rate increases.

Interest expense on interest-bearing deposits increased $4.9 million, or 37.8%, to $17.9 million for the three months ended September 30, 2024, compared with $13.0 million for the same period of 2023. The increase was primarily due to a $248.4 million, or 20.3%, increase in average balance of interest-bearing deposits and an 63 basis point increase in average cost of interest-bearing deposits driven by the Federal Reserve's rate increases.

Interest income on loans increased $3.6 million, or 12.9%, to $31.9 million for the three months ended September 30, 2024, compared with $28.3 million for the same period of 2023, primarily due to a $165.8 million, or 9.5%, increase in average balance of loans and a 21 basis point increase in average yield on loans as a result of the Federal Reserve's rate increase.

Interest income on interest-bearing deposits in other banks increased $358 thousand, or 32.1%, to $1.5 million for the three months ended September 30, 2024, compared with $1.1 million for the same period of 2023. The increase was primarily due to a $26.3 million, or 31.7%, increase in average balance of interest-bearing deposits in other banks.

Net interest margin was 2.95% for the three months ended September 30, 2024, a 43 basis point decrease from 3.38% for the same period of 2023, primarily due to a 37 basis point decrease in net interest spread from the higher increase in average cost of interest-bearing deposits and borrowings compared to the increase in average yield on loans.

	Nine Months Ended September 30,
	2024 vs 2023
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$1,079	$266	$1,345
Federal funds sold and other investments	108	122	230
Available-for-sale debt securities	(214)	243	29
Commercial real estate loans	3,207	3,814	7,021
SBA loans	117	(140)	(23)
Commercial and industrial loans	2,816	91	2,907
Home mortgage loans	173	965	1,138
Consumer & other loans	3	37	40
Total loans	6,316	4,767	11,083
Total interest-earning assets	7,289	5,398	12,687
Interest-bearing liabilities:
Money market deposits and others	(1,505)	2,702	1,197
Time deposits	7,821	6,613	14,434
Total interest-bearing deposits	6,316	9,315	15,631
Borrowings	860	(26)	834
Total interest-bearing liabilities	7,176	9,289	16,465
Net interest income	$113	$(3,891)	$(3,778)

Comparison for the Nine Months Ended September 30, 2024 and 2023

Net interest income decreased $3.8 million, or 7.2%, to $48.7 million for the nine months ended September 30, 2024 from $52.5 million for the same period of 2023, primarily due to higher interest expense on interest-bearing deposits, partially offset by higher interest income on loans and higher interest income on interest-bearing deposits in other banks as our deposit costs repriced quicker than our interest-earning asset yields following the Federal Reserve’s rate increases.

Interest expense on interest-bearing deposits increased $15.6 million to $50.9 million for the nine months ended September 30, 2024, compared with $35.3 million for the same period of 2023. The increase was primarily due to a $204.7 million, or 17.0%, increase in average balance of interest-bearing deposits and a 91 basis point increase in average cost of interest-bearing deposits driven by the Federal Reserve's rate increases.

Interest income on loans increased $11.1 million to $92.6 million for the nine months ended September 30, 2024, compared with $81.5 million for the same period of 2023, primarily due to a $122.4 million, or 7.1%, increase in average balance of loans and a 38 basis point increase in average yield on loans as a result of the Federal Reserve's rate increase.

Interest income on interest-bearing deposits in other banks increased $1.3 million, or 45.4%, to $4.3 million for the nine months ended September 30, 2024, compared with $3.0 million for the same period of 2023. The increase was primarily due to a $27.3 million, or 34.7%, increase in average balance of interest-bearing deposits in other banks and a 37 basis point increase in average yield of interest-bearing deposits in other banks.

Net interest margin was 2.99% for the nine months ended September 30, 2024, a 46 basis point decrease from 3.45% for the same period of 2023, primarily due to a 47 basis point decrease in net interest spread from the higher increase in average cost of interest-bearing deposits and borrowings compared to the increase in average yield on loans.

Provision for Credit Losses
Total provision for credit losses was $448 thousand for the three months ended September 30, 2024, compared to $1.4 million for the same period of 2023. The provision for credit losses on loans and on off-balance sheet exposure were $234 thousand and $214 thousand, respectively. The provision for credit losses on loans of $234 thousand for three months ended September 30, 2024 was primarily due to a $215 thousand increase in the qualitative reserve driven by declining collateral values for collateral dependent CRE loans and weakening economic and business conditions. The provision for credit losses on off-balance sheet exposure of $214 thousand was primarily due to increases in unfunded commitment balance and utilization of commitment.
Total provision for credit losses was $1.2 million for the nine months ended September 30, 2024, compared to the credit losses of $1.0 million for the same period of 2023. The provision for credit losses on loans and on off-balance sheet exposure were $1.1 million and $156 thousand, respectively. The provision for credit losses on loans of $1.1 million for the nine months ended September 30, 2024 was primarily due to a $1.7 million increase in the quantitative general reserve, partially offset by a $843 thousand decrease in the qualitative reserve. The increase in the quantitative reserve was primarily due to changes in historical loss factors and increases in loan balances. The decrease in the qualitative reserve was due to net improvements in various asset quality metrics and economic conditions compared to those metrics and conditions as of December 31, 2023. The provision for credit losses on off-balance sheet exposure of $156 thousand was primarily due to increases in unfunded commitment balance and utilization of commitment.
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
Comparison for the Three Months Ended September 30, 2024 and 2023
The following table sets forth the various components of our noninterest income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposits	$889	$575	$314	54.6%
Loan servicing fees, net of amortization	693	468	225	48.1
Gain on sale of loans	2,088	1,179	909	77.1
Other income	570	379	191	50.4
Total noninterest income	$4,240	$2,601	$1,639	63.0%

Noninterest income for the three months ended September 30, 2024 was $4.2 million, an increase of $1.6 million, or 63.0%, compared to $2.6 million for the same period of 2023, primarily due to increases in gain on sale of loans, service charges on deposits, and loan servicing fees.

Gain on sale of loans was $2.1 million for the three months ended September 30, 2024, compared to $1.2 million for the same period of 2023, an increase of $909 thousand, or 77.1%. The increase was primarily due to a higher sold amount in SBA loans and a higher average sales premium rate. We sold $35.6 million of SBA loans with an average premium of 7.30% for the three months ended September 30, 2024, compared to a sale of $23.4 million of SBA loans with an average premium of 6.50% in the same period of 2023.

Service charges on deposit was $889 thousand for the three months ended September 30, 2024, compared to $575 thousand for the same period of 2023, an increase of $314 thousand, or 54.6%, primarily due to an increase in deposit analysis fees from an increase in the number of analysis accounts.

Loan servicing fees was $693 thousand for the three months ended September 30, 2024, compared to $468 thousand for the same period of 2023, an increase of $225 thousand, or 48.1%, primarily due to a decrease in servicing fee amortization driven by lower loan payoffs in loan servicing portfolio.
Comparison for the Nine Months Ended September 30, 2024 and 2023
The following table sets forth the various components of our noninterest income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposits	$2,294	$1,566	$728	46.5%
Loan servicing fees, net of amortization	2,040	1,909	131	6.9
Gain on sale of loans	6,116	5,847	269	4.6
Other income	1,560	1,179	381	32.3
Total noninterest income	$12,010	$10,501	$1,509	14.4%

Noninterest income for the nine months ended September 30, 2024 was $12.0 million, an increase of $1.5 million, or 14.4%, compared to $10.5 million for the same period of 2023, primarily due to increases in service charge on deposits, other income, and gain on sale of loans.
Service charges on deposits was $2.3 million for the nine months ended September 30, 2024, compared to $1,566 thousand for the same period of 2023, an increase of $728 thousand, or 46.5%, primarily due to an increase in deposit analysis fees from an increase in the number of analysis accounts.
Other income was $1.6 million for the nine months ended September 30, 2024, compared to $1.2 million for the same period of 2023, an increase of $381 thousand, or 32.3%, primarily due to an increase of $179 thousand in credit related fees and a decrease of $178 thousand in unrealized loss on the CRA mutual fund.
Gain on sale of loans was $6.1 million for the nine months ended September 30, 2024, compared to $5.8 million for the same period of 2023, an increase of $269 thousand, or 4.6%. The increase was primarily due to a higher average sales premium rate, primarily offset by a lower sold amount in SBA loans. We sold $92.5 million of SBA loans with an average premium of 8.02% for the nine months ended September 30, 2024, compared to a sale of $104.8 million of SBA loans with an average premium of 6.91% in the same period of 2023.

Noninterest Expense
Comparison for the Three Months Ended September 30, 2024 and 2023

The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$8,031	$7,014	$1,017	14.5%
Occupancy and equipment	1,676	1,706	(30)	(1.8)
Data processing and communication	634	369	265	71.8
Professional fees	346	440	(94)	(21.4)
FDIC insurance and regulatory assessments	391	333	58	17.4
Promotion and advertising	151	207	(56)	(27.1)
Directors' fees	154	164	(10)	(6.1)
Foundation donation and other contributions	549	529	20	3.8
Other expenses	788	773	15	1.9
Total noninterest expense	$12,720	$11,535	$1,185	10.3%

Noninterest expense for the three months ended September 30, 2024 was $12.7 million, compared with $11.5 million for the same period of 2023, a decrease of $1.2 million, or 10.3%, primarily due to decreases in salaries and employee benefits, and data processing and communication, partially offset by a decrease in professional fees.

Salaries and employee benefits for the three months ended September 30, 2024 was $8.0 million, an increase of $1.0 million, or 14.5%, compared with $7.0 million for the same period of 2023. The increase was primarily due to increases in salaries and employee benefits to support our growth and a lower accrual on employee incentives in the third quarter of 2023.

Data processing and communication for the three months ended September 30, 2024 was $634 thousand, an increase of $265 thousand, or 71.8%, compared with $369 thousand for the same period of 2023. The increase was primarily due to an increase from our continued growth and a lower expense in the third quarter of 2023 from a credit received on data processing fees.

Professional fees for the three months ended September 30, 2024 was $346 thousand, a decrease of $94 thousand, or 21.4%, compared with $440 thousand for the same period of 2023, The decrease was primarily due to an accrual adjustments made in the third quarter of 2024.

Comparison for the Nine Months Ended September 30, 2024 and 2023

The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$23,440	$21,947	$1,493	6.8%
Occupancy and equipment	4,991	4,874	117	2.4
Data processing and communication	1,651	1,465	186	12.7
Professional fees	1,147	1,180	(33)	(2.8)
FDIC insurance and regulatory assessments	1,143	1,220	(77)	(6.3)
Promotion and advertising	451	528	(77)	(14.6)
Directors' fees	489	535	(46)	(8.6)
Foundation donation and other contributions	1,628	1,876	(248)	(13.2)
Other expenses	2,126	2,118	8	0.4
Total noninterest expense	$37,066	$35,743	$1,323	3.7%

Noninterest expense for the nine months ended September 30, 2024 was $37.1 million, an increase of $1.3 million, or 3.7%, compared to $35.7 million for the same period of 2023, primarily due to increases in salaries and employee benefits expense, occupancy and equipment expense and data processing and communication, partially offset by a decrease in foundation donation and other contributions.

Salaries and employee benefits for the nine months ended September 30, 2024 was $23.4 million, an increase of $1,493 thousand, or 6.8%, compared with $21.9 million for the same period of 2023. The increase was primarily due to an increase in the number of employees to support our growth, an increase from employee salary adjustments in 2024, and an increase in employee marketing incentives.

Occupancy and equipment for the nine months ended September 30, 2024 was $5.0 million, an increase of $117 thousand, or 2.4%, compared with $4.9 million for the same period of 2023. The increase was primarily due to the opening of a new full service branch in the third quarter of 2023.

Data processing and communication for the nine months ended September 30, 2024 was $1.7 million, an increase of $186 thousand, or 12.7%, compared with $1.5 million for the same period of 2023, to support our continued growth.

Foundation donations and other contributions for the nine months ended September 30, 2024 was $1.6 million, a decrease of $248 thousand, or 13.2%, compared with $1.9 million for the same period of 2023. The decrease was primarily due to lower donation accruals for Open Stewardship Foundation as a result of lower net income.

Income Tax Expense
Income tax expense was $2.1 million for the three months ended September 30, 2024, compared to $1.9 million for the same period of 2023, primarily due to a $558 thousand, or 7.9%, increase in income before income tax to $7.6 million for the three months ended September 30, 2024 from $7.0 million for the same period of 2023. Effective tax rates were 28.3% and 27.1% for the three months ended September 30, 2024 and 2023, respectively.
Income tax expense was $6.3 million for the nine months ended September 30, 2024, compared to $7.4 million for the same period of 2023, primarily due to a $3.8 million, or 14.4%, decrease in income before income tax to $22.4 million for the nine months ended September 30, 2024 from $26.2 million for the same period of 2023. Effective tax rates were 28.2% and 28.4% for the nine months ended September 30, 2024 and 2023, respectively.

We recognized net deferred tax assets of $12.3 million and $13.3 million as of September 30, 2024 and December 31, 2023, respectively. After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets as of September 30, 2024 will be fully realized in future years.

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
All securities in our investment portfolio were classified as available-for-sale as of September 30, 2024. There were no held-to-maturity or trading securities in our investment portfolio as of September 30, 2024. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities and tax-exempt municipal securities.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented:

	September 30, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$43,472	$40,161	$(3,311)	$48,318	$43,877	$(4,441)
Residential collateralized mortgage obligations	166,819	153,114	(13,705)	162,142	144,459	(17,683)
Municipal securities - tax exempt	5,803	6,098	295	5,726	5,914	188
Total available-for-sale debt securities	$216,094	$199,373	$(16,721)	$216,186	$194,250	$(21,936)

Available-for-sale debt securities increased $5.1 million, or 2.6%, to $199.4 million as of September 30, 2024 from $194.3 million as of December 31, 2023, primarily due to a $5.2 million decrease in unrealized loss for the nine months ended September 30, 2024. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of September 30, 2024 and December 31, 2023.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, we expect full collection of the carrying amount of these securities, do not intend to sell the securities in an unrealized loss position, and believe it is more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, we did not have allowance for credit losses as of September 30, 2024 and December 31, 2023.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	—%	$819	2.16%	$393	2.35%	$42,260	2.26%
Residential collateralized mortgage obligations	—	—	157	1.79	2,215	1.44	164,447	3.09
Municipal securities - tax exempt	—	—	—	—	—	—	5,803	5.18
Total available-for-sale debt securities	$—	—%	$976	2.10%	$2,608	1.58%	$212,510	2.98%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	September 30, 2024		December 31, 2023
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$966,472	50.1%	$885,585	50.2%
SBA—real estate	232,209	12.0	224,695	12.7
SBA—non-real estate	20,170	1.0	14,997	0.8
Commercial and industrial	212,476	11.0	120,970	6.9
Home mortgage	499,666	25.9	518,024	29.3
Consumer	14	—	1,574	0.1
Gross loans receivable	1,931,007	100.0%	1,765,845	100.0%
Allowance for credit losses	(22,960)		(21,993)
Loans receivable, net(1)	$1,908,047		$1,743,852

(1)     Includes net deferred loan costs (fees) and unamortized premiums (unaccreted discounts) of $(260) thousand and $140 thousand as of September 30, 2024 and December 31, 2023, respectively.
Gross loans increased $165.2 million, or 9.4%, to $1.93 billion as of September 30, 2024, compared to $1.77 billion as of December 31, 2023. The increase was primarily attributable to new loan production of $375.4 million, partially offset by loan payoffs and paydowns of $171.4 million.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$92,386	$52,527	$484,943	$112,083	$161,482	$63,051	$966,472
SBA—real estate	—	—	—	67	10,371	221,771	232,209
SBA—non- real estate	—	143	—	3,141	3,189	13,697	20,170
Commercial and industrial	101,301	34,751	8,531	24,162	21,122	22,609	212,476
Home mortgage	—	—	—	—	476,242	23,424	499,666
Consumer	—	14	—	—	—	—	14
Gross loans	$193,687	$87,435	$493,474	$139,453	$672,406	$344,552	$1,931,007

	December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$66,776	$84,427	$414,863	$79,933	$192,074	$47,512	$885,585
SBA—real estate	—	—	—	25	—	224,670	224,695
SBA—non- real estate	—	116	1	3,535	—	11,345	14,997
Commercial and industrial	18,478	30,172	7,996	27,154	23,644	13,526	120,970
Home mortgage	—	—	—	—	495,425	22,599	518,024
Consumer	—	1,574	—	—	—	—	1,574
Gross loans	$85,254	$116,289	$422,860	$110,647	$711,143	$319,652	$1,765,845

Our loan portfolio is concentrated in commercial real estate, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 88.0% of our gross loans were secured by real property as of September 30, 2024, compared to 92.2% as of December 31, 2023.
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
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $966.5 million as of September 30, 2024 compared to $885.6 million as of December 31, 2023. During the nine months ended September 30, 2024, we originated $155.1 million of commercial real estate loans. As of September 30, 2024, approximately 76.4% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of September 30, 2024, our average loan to value for commercial real estate loans was 50.8%.
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

As of September 30, 2024, our SBA portfolio totaled $252.4 million, compared to $239.7 million as of December 31, 2023. We originated $122.8 million for the nine months ended September 30, 2024. We sold SBA loans of $92.5 million with a 8.02% average premium during the nine months ended September 30, 2024.
From our total SBA loan portfolio, $232.2 million is secured by real estate and $20.2 million is unsecured or secured by business assets as of September 30, 2024.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $212.5 million as of September 30, 2024, compared to $121.0 million as of December 31, 2023. We originated $71.2 million for the nine months ended September 30, 2024.
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
Home mortgage loans totaled $499.7 million as of September 30, 2024, compared to $518.0 million as of December 31, 2023. For the nine months ended September 30, 2024, we originated $26.3 million of home mortgage loans. There was no home mortgage loan purchase from third party mortgage originators for the same period.
Loan Servicing

As of September 30, 2024 and December 31, 2023, we serviced $694.8 million and $707.4 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$11,043	$12,654	$11,741	$12,759
Additions from loans sold with servicing retained	783	505	2,081	2,474
Amortized to expense	(949)	(1,228)	(2,945)	(3,302)
Ending balance	$10,877	$11,931	$10,877	$11,931

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
The allowance for credit losses was $23.0 million as of September 30, 2024, compared to $22.0 million as of December 31, 2023. Provision of credit losses of $448 thousand was recorded for the three months ended September 30, 2024, compared to $1.4 million for the same period in 2023. Provision of credit losses of $1.2 million was recorded for the nine months ended September 30, 2024, compared to $1.0 million for the same period in 2023.

Analysis of the Allowance for Credit Losses

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs, by category, for the three and nine months ended September 30, 2024 and 2023:

	As of and for the Three Months Ended September 30,
	2024					2023
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries		Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$7,926	$1,481	$—		$9,407	$6,784	$1,171	$(457)	$7,498
SBA—real estate	2,927	173	—		3,100	1,218	34	(35)	1,217
SBA—non- real estate	253	58	(36)		275	55	91	4	150
Commercial and industrial	2,151	8	—		2,159	1,270	(115)	—	1,155
Home mortgage	9,499	(1,482)	2		8,019	11,472	125	—	11,597
Consumer	4	(4)	—		—	3	(3)	$—	—
Total	$22,760	$234	$(34)	(34)	$22,960	$20,802	$1,303	$(488)	$21,617
Gross loans(1)					$1,931,007				$1,759,525
Average loans(1)					$1,891,157				$1,733,874
Net (charge-offs) recoveries to average gross loans(2)					(0.01)%				(0.11)%
Allowance for credit losses to gross loans					1.19%				1.23%

	As of and for the Nine Months Ended September 30,
	2024				2023
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending	Beginning	Impact of CECL Adoption	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$7,915	$1,492	$—	$9,407	$6,951	$875	$220	$(548)	$7,498
SBA—real estate	1,657	1,509	(66)	3,100	1,607	(238)	(106)	(46)	1,217
SBA—non- real estate	147	149	(21)	275	207	(142)	84	1	150
Commercial and industrial	1,215	944	—	2,159	1,643	(320)	(168)	—	1,155
Home mortgage	11,045	(3,026)	—	8,019	8,826	1,753	1,018	—	11,597
Consumer	14	(14)	—	—	7	(4)	(3)	—	—
Total	$21,993	$1,054	$(87)	$22,960	$19,241	$1,924	$1,045	$(593)	$21,617
Gross loans(1)				$1,931,007					$1,759,525
Average loans(1)				$1,840,592					$1,709,715
Net (charge-offs) recoveries to average gross loans(2)				(0.01)%					(0.05)%
Allowance for credit losses to gross loans				1.19%					1.23%

(1)    Excludes loans held for sale.
(2)    Annualized

The following table presents an allocation of the allowance for credit losses by portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$9,407	41.0%	$7,915	36.0%
SBA—real estate	3,100	13.5	1,657	7.5
SBA—non- real estate	275	1.2	147	0.7
Commercial and industrial	2,159	9.4	1,215	5.5
Home mortgage	8,019	34.9	11,045	50.2
Consumer	—	—	14	0.1
Total	$22,960	100.0%	$21,993	100.0%

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
Nonperforming loans were $3.6 million as of September 30, 2024, compared to $6.1 million as of December 31, 2023. Nonperforming loans excluded the guaranteed portion of SBA loans of $11.1 million and $2.0 million as of September 30, 2024 and December 31, 2023, respectively.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until being sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. As of September 30, 2024, OREO totaled $1.2 million, which is secured by a mix-use property in Los Angeles with 90% guaranteed by SBA. There was no OREO as of December 31, 2023.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$3,620	$6,082
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans(1)	3,620	6,082
Other real estate owned	1,237	—
Total nonperforming assets	$4,857	$6,082

Nonperforming loans to gross loans	0.19%	0.34%
Nonperforming assets to total assets	0.20	0.28
Allowance for credit losses to nonperforming loans	634	362

(1)Excludes guaranteed portion of SBA loans of $11.1 million and $2.0 million as of September 30, 2024 and December 31, 2023, respectively.
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

The following table show the composition of deposits by type as of the dates presented:

	September 30, 2024		December 31, 2023
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$561,801	27.3%	$522,751	28.9%
Interest-bearing:
Money market and others	343,188	16.6	399,018	22.1
Time deposits (greater than $250)	564,547	27.3	433,892	24.0
Time deposits ($250 or less)	595,067	28.8	451,897	25.0
Total interest-bearing	1,502,802	72.7	1,284,807	71.1
Total deposits	$2,064,603	100.0%	$1,807,558	100.0%

The following tables set forth the maturity of time deposits as of September 30, 2024:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits (greater than $250)	$205,957	$189,693	$167,641	$1,256	$564,547
Time deposits ($250 or less)	261,163	124,315	189,765	19,824	595,067
Total time deposits	$467,120	$314,008	$357,406	$21,080	$1,159,614

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of September 30, 2024 and December 31, 2023, we had maximum borrowing capacity from the FHLB of $650.7 million and $655.9 million, respectively. We had borrowings from FHLB of $75.0 million and $105.0 million as of September 30, 2024 and

December 31, 2023, respectively. The Company had estimated uninsured deposits of $946.4 million, or 45.8% of total deposits, and $781.0 million, or 43.2% of total deposits, as of September 30, 2024 and December 31, 2023, respectively.
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

Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Deposits	$2,064,603	$1,807,558
Deposits as a % of total liabilities	94.5%	92.5%
Loans, net	$1,908,047	$1,743,852
Loans-to-deposits ratio	92.4%	96.5%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of September 30, 2024 and December 31, 2023. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $207.8 million and $183.0 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $278.9 million and $251.0 million as of September 30, 2024 and December 31, 2023, respectively. We did not have any borrowings outstanding with the Federal Reserve as of September 30, 2024 or December 31, 2023, and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $397.6 million of additional borrowing availability with the FHLB as of September 30, 2024. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023	% Change
Liquid assets:
Cash and cash equivalents	$166,756	$91,216	82.8%
AFS debt securities	199,373	194,250	2.6
Liquid assets	$366,129	$285,466	28.3%
Liquid assets to total deposits	17.7%	15.8%
Available borrowings:
FHLB	$397,617	$363,615	9.4%
Federal Reserve Bank	207,782	182,989	13.5
Pacific Coast Bankers Bank	50,000	50,000	—
Zions Bank	25,000	25,000	—
First Horizon Bank	25,000	25,000	—
Total available borrowings	$705,399	$646,604	9.1%
Total available borrowings to total deposits	34.2%	35.8%

Liquid assets and available borrowings to total deposits	51.9%	51.6%

The following tables summarizes short- and long-term material cash requirements as of September 30, 2024, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity(1)	Total
Deposits(1)	$467,121	$691,737	$756	$—	$904,989	$2,064,603
Operating lease commitments	2,087	4,563	3,402	876	—	10,928
Advances from FHLB(2)	75,000	—	—	—	—	75,000
Commitments to fund investment for Low Income Housing Tax Credit	4,864	2,978	258	487	—	8,587
Total contractual obligations	$549,072	$699,278	$4,416	$1,363	$904,989	$2,159,118

(1)Includes deposits with no defined maturity, such as noninterest-bearing demand, savings and money market.
(2)Excludes accrued interest.
In addition to contractual obligations, other commitments of us impact liquidity. These include unused commitments to extend credit, standby letters of credit and commercial letters of credit. Since many of these commitments expire without being drawn upon, and each customer must continue to meet the conditions established in the contract, the total amount of these commercial commitments does not necessarily represent the future cash requirements of us. Our liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of our lending activities. Information about our loan commitments, standby letters of credit and commercial letters of credit is provided in Note 9. Commitments and Contingencies to the unaudited consolidated financial statements in this Report.

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2024 and December 31, 2023. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of September 30, 2024, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since September 30, 2024 that management believes would change this classification.

As of September 30, 2024	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$240,012	12.79%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	238,097	12.69	$150,106	8.00%	$187,632	10.00%	$197,014	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	217,123	11.57	N/A	N/A	N/A	N/A	N/A	N/A
Bank	215,208	11.47	112,579	6.00	150,106	8.00	159,487	8.50
CET1 capital (to risk-weighted assets)
Consolidated	217,123	11.57	N/A	N/A	N/A	N/A	N/A	N/A
Bank	215,208	11.47	84,435	4.50	121,961	6.50	131,343	7.00
Tier 1 leverage (to average assets)
Consolidated	217,123	9.30	N/A	N/A	N/A	N/A	N/A	N/A
Bank	215,208	9.22	93,362	4.00	116,703	5.00	93,362	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

As of December 31, 2023	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$229,544	13.77%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	227,773	13.66	$133,353	8.00%	$166,691	10.00%	$175,025	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	12.41	100,014	6.00	133,353	8.00	141,687	8.50
CET1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	12.41	75,011	4.50	108,349	6.50	116,684	7.00
Tier 1 leverage (to average assets)
Consolidated	208,707	9.57	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	9.49	87,207	4.00	109,008	5.00	87,207	4.00

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2024 and December 31, 2023 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
+300 basis points	3.01%	1.57%	(20.23)%	(41.40)%
+200 basis points	2.51	2.39	(8.93)	(18.75)
+100 basis points	1.38	1.54	(2.31)	(6.32)
-100 basis points	(1.20)	(0.97)	0.60	5.58
-200 basis points	0.19	(0.14)	(5.19)	3.41
-300 basis points	2.94	1.77	(14.74)	(3.47)

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

Changes in internal control over financial reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the period covered by this Report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors

Readers should consider the matters discussed in the section captioned “Part II, Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”), for a list of known risks and uncertainties that could affect our business, results of operations, financial condition and cash flows, and could cause our actual results to vary materially from those expressed in this Report and our other public filings. Except as expressly set forth below, there have been no material changes from the risk factors described in the Company's Annual Report. Other factors besides those described in our Annual Report or discussed elsewhere in our other reports filed with or furnished to the SEC could affect our business or results. Readers should not consider any description of such factors to be a complete set of all potential risks that the Company faces.

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

OP Bancorp

Date: November 14, 2024	By:	/s/ MIN J. KIM
Min J. Kim President and Chief Executive Officer (Duly Authorized Officer)

Date: November 14, 2024	By:	/s/ CHRISTINE Y. OH
Christine Y. Oh Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)