Form 10-K
period 2024-12-31
OP Bancorp
filed 2025-03-28
CIK 1722010

two 1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the common stock as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq Global Market, was approximately $113,661,000.

The number of shares outstanding of the Registrant’s Common Stock as of March 21, 2025 was 14,914,261.

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements that are not statements of historical fact are forward-looking, and readers should not construe these statements of assurances of expected or intended results, or of promises that management will take a given course of action or pursue the currently expected strategies and objectives. Forward-looking statements in this report include comments about the Company’s current business plans and expectations regarding future operating results, as well as management’s statements about expected future events and economic developments, plans, strategies and objectives. All such statements reflect the current intentions, beliefs and expectations of the Company’s executive management based on currently available information and current and expected market conditions. Forward-looking statements can sometimes be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs.

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
•risks of geographic concentration of our client base, our loans, and the collateral securing our loans, as those clients and assets may be particularly subject to natural disasters and to events and conditions that directly or indirectly affect those regions, including the particular risks of natural disasters (including earthquakes, fires, and flooding) and other events that disproportionately affect our primary operating markets;
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

•continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different and potentially less restrictive regulations than us;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including the information disclosed under Item 1A – Risk Factors . Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should read all forward-looking statements in the context of the foregoing and should not consider them to be reliable predictions of future events or as assurances of a particular level of performance or intended course of action. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
Item 1. Business.
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K (this "Report") to “we”, “our”, “us,” “ourselves,” “the company” and “the Company” refer to OP Bancorp, a California corporation, and its consolidated wholly-owned subsidiary, Open Bank, a California corporation, which is referred to as “Open Bank” or “the Bank”.
Our Company
We began operations in 2005 as a California chartered banking association under the name First Standard Bank. In
2010, we rebranded the bank as “Open Bank” and in 2016, we incorporated OP Bancorp in California as a bank holding company with Open Bank as our sole subsidiary. We are headquartered in Los Angeles, California, and our common stock is quoted on The Nasdaq Global Market under the ticker symbol, "OPBK." Our commercial banking activities are operated through Open Bank, our wholly owned banking subsidiary. The Bank offers commercial banking services to small and medium-sized businesses, their owners and retail customers with a focus on the Korean-American community. Having grown our branch and loan production office network, we now operate through eleven full service branches located in the greater metropolitan area of Los Angeles, Orange, and Santa Clara Counties in California, the Dallas metropolitan area in Texas, Clark County in Nevada, and five loan production offices in the Korean-American communities in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, Lynnwood, Washington, and Fairfax, Virginia.
As of December 31, 2024, we had consolidated total assets of $2.37 billion, total deposits of $2.03 billion, total loans outstanding, net of $24.8 million of allowance for credit losses, of $1.93 billion, and total shareholders’ equity of $205.0 million.
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
We established the Open Stewardship Foundation in 2011 to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. The Foundation operates through a board of directors that includes individuals who are members of our board of directors and executive management team, including our President and Chief Executive Officer and our Chairman of the Board. The Foundation board of directors reviews and approves award grants. We have committed to contribute annually 10% of our consolidated net income after taxes to the Foundation. Since inception, we have donated more than $17.5 million to the Foundation, aiding over 230 local non-profits.

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
•Increase our Share of Lower-Cost Deposits. We believe the quality of our customer base and access to stable funding from reliable deposits are key drivers of our success. We have a strong deposit base, characterized by a high level of core deposits, a high proportion of noninterest-bearing accounts and relatively low funding costs. As of December 31, 2024, deposits accounted for 93.8% of our total liabilities. Core deposits, which we define as all deposits excluding time deposits exceeding $250,000, accounted for 72.1% of total deposits. Our cost of total deposits was 3.48% for the year ended December 31, 2024. To generate new accounts we employ conventional marketing and advertising initiatives and leverage our community commitment activities. Small businesses are a significant source of low cost deposits and represent opportunities for future growth. We believe that small business owners value both our ability to provide convenience to the banking activities and access to local, responsive decision makers. Commercial accounts also generally have higher deposit balances and transaction volumes than individual deposit accounts. We believe that our convenient branch network, personal relationship-driven culture, diversified product offering, and flexible pricing allow us to accelerate deposit growth. We plan to continue investing in our brand, our community reputation, employees, and product capabilities to further improve customer loyalty with a view toward growing our high quality deposit portfolio.
•Branch Expansion. We intend to continue our strategy of opening and developing de novo branches particularly into Korean-American populated areas. We have pursued this growth strategy since the beginning of 2012 when we only had one branch location. As of December 31, 2024, we had eleven branches in total, nine of which are in the greater metropolitan areas of Los Angeles, Orange, and Santa Clara Counties in California. We will continue to review future potential target areas for de novo expansion based on our ability to attract experienced bankers within such targeted regions.
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

•Preserve Our Asset Quality Through Disciplined Lending Practices. Our approach to credit management uses well-defined policies and procedures, disciplined underwriting criteria and ongoing risk management. This approach has allowed us to maintain loan growth with a diversified portfolio of high quality assets. We have implemented policies and procedures for credit underwriting and administration, which have enabled us to maintain strong asset quality while at the same time growing our banking business. We believe our credit culture supports accountable bankers, who maintain an ability to expand our customer base as well as make sound decisions. Our compensation philosophy and our corporate strategy and policies are designed to mitigate the risks associated with inappropriate lending activities, and we believe our credit quality is a direct result of these strategies. As of December 31, 2024, our ratio of nonperforming assets to total assets was 0.38% and our ratio of nonperforming loans to total loans was 0.40%.
Our Competitive Strengths
Our management team has identified the following competitive strengths that we believe will allow us to continue to achieve our principal objective of increasing shareholder value and generating consistent earnings growth through the organic and strategic expansion of our commercial banking franchise:
•Experienced Leadership and Management Team. Our experienced executive management team and senior leaders have exhibited the ability to strengthen shareholder value by consistently growing profitably. The members of our executive management team have, on average, more than 32 years’ experience working for large, billion-dollar-plus financial institutions in our markets during various economic cycles. The members of our executive team have been with Open Bank for an average of 10 years. Our executive management team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation, and problem solving.
•Personal Relationship-Based Customer Service. We strive to differentiate ourselves from our competition by providing the best “relationship-based” services to small- and medium-sized businesses and their owners and the residents in the Korean-American communities in which we operate. We accomplish this by striving to provide our customers with a superior level of personal and responsive service delivered by experienced bankers in a manner that timely meets our customers’ financial objectives. Our management team’s significant banking and lending experience in our markets gives us a unique understanding of the commercial banking needs of our customers, which allows us to tailor our products and services to meet our customers’ financial objectives. To enhance our relationships with our customers and to identify and meet their particular needs, each customer is assigned a relationship officer (including our SBA borrowers). Approximately 58.3% of our borrowers also have a deposit relationship with us, providing us with visibility into their liquidity profile and contributing to our ability to manage our asset quality.
•Strong Community Relationships. A primary mission of Open Bank is to meet the financial services needs of underserved customers in our markets, and we strive to distinguish ourselves by giving back to these communities. In October 2011, we established the Open Stewardship Foundation to actively support local civic organizations, schools, and public services. We have committed to fund the Foundation in an amount equal to 10% of our annual consolidated net income after taxes. This commitment is in our annual operating budget each year. We believe that our community commitment distinguishes us from our competitors and enhances and expands business relationships within the Korean-American communities we serve. Since inception, we have donated over $17.5 million to the Foundation, aiding over 230 local non-profits. Our board and management team has strong ties and relationships within the Korean-American communities where we operate. The Foundation and our employees and board of directors are involved in community activities that enhance our relationships with a variety of industry leadership groups, including the Korean-American Federation of Los Angeles, the Korean-American Chamber of Commerce of Los Angeles, the Korean-American Manufacturers Association, the Korean-American CPA Society of Southern California, California KAGRO Association, and the Korean Real Estate Brokers Association of Southern California. Affiliation with these local organizations provide our management team with knowledge of local markets and industries, as well as market developments that may impact the evolving business environment in which we operate.
•Strong Risk Management Practices. We place significant emphasis on risk management as an integral component of our organizational culture. We believe our comprehensive risk management system is designed to make sure that we have sound policies, procedures, and practices for the management of key risks under our risk framework (which includes market, operational, liquidity, interest rate sensitivity, credit, regulatory, legal and reputational risk) and that any exceptions to written policy are reported by senior management to our board of directors or audit committee. Our risk management practices are overseen by the chairman of our audit committee and the chairman of Open Bank’s risk and compliance committees, who have more than 21 years of combined banking experience, and our chief risk officer, who has more than 22 years of banking experience. We believe that our enterprise risk management philosophy has been important in gaining and maintaining the confidence of our various constituencies, along with growing our business and footprint within our markets. We also believe our strong risk management practices are manifested in our asset quality metrics.
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
Market Area
We are headquartered in Los Angeles, California. We currently have one branch in our headquarters building in the downtown Los Angeles financial district and a total of eight other branches in the Los Angeles/Orange County metropolitan area, as well as a branch in the Bay area and additional branches in Nevada and Texas, as well as loan production offices in the Bay Area and in suburban ares of Atlanta, Seattle, Denver and Northern Virginia. The economic base of these areas is heavily dependent on small- and medium-sized businesses.
Deposit Products
We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We offer a variety of deposit accounts with a wide range of interest rates and terms such as demand, savings, money market and time deposits, with the goal of attracting a wide variety of customers, including small- to medium-sized businesses. We consider our core deposits, defined as all deposits except for time deposits exceeding $250,000, to be our primary and most valuable low-cost funding source for our lending business, and as of December 31, 2024, core deposits represented 72.1% of our total deposits. We strive to retain an attractive deposit mix from both large and small customers and a broad market reach, which has resulted in our top 10 customers accounting for only 7.4% of all deposits as of December 31, 2024. We believe our competitive pricing and products, convenient branch locations, and quality personal customer service enable us to attract and retain customer deposits. We employ conventional marketing and advertising initiatives and leverage our community commitment activities, including our Foundation, to generate new accounts. We typically require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit accounts. Approximately 58.3% of our borrowers have a deposit relationship with us. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. We utilize wholesale deposits to supplement our core retail deposits for funding purposes, including brokered accounts. As of December 31, 2024, wholesale deposits totaled $433.3 million, or 21.4% of total deposits. As of December 31, 2024, we had $2.03 billion of deposits, and our cost of deposits was 3.48% for the year ended December 31, 2024.
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

As of December 31, 2024 and 2023, our loan portfolio consists of the following:

	December 31,
($ in thousands)	2024	2023
Commercial real estate	$980,247	$885,585
SBA	253,710	239,692
Commercial and industrial	213,097	120,970
Home mortgage	509,524	518,024
Consumer	274	1,574
Gross loans receivable	$1,956,852	$1,765,845

For additional information concerning our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans.”
Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in our market areas. As of December 31, 2024, our loan portfolio consists primarily of commercial real estate loans, which were $980.2 million and constituted 50.1% of our total loans, home mortgage loans, which were $509.5 million and constituted 26.0% of our total loans, SBA loans, which were $253.7 million and constituted 13.0% of our total loans, and commercial and industrial loans, including trade finance loans, which were $213.1 million and constituted 10.9% of our total loans. Our commercial real estate loans are secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory, real estate and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Southern California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. Management believes the allowance for credit losses is adequate to cover estimated lifetime expected losses in our loan portfolio as of December 31, 2024.
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
Large Credit Relationships. As of December 31, 2024, the aggregate amount of loans and commitments to our 10 and 25 largest borrowers (including related entities) amounted to approximately $304.9 million, or 15.6% of total loans, and $515.4 million, or 26.3% of total loans, respectively, compared to $229.4 million, or 11.7% of total loans, and $417.5 million, or 21.3% of total loans, respectively, as of December 31, 2023. The increase in 2024 was primarily attributable to additional commitments on new mortgage warehouse lines of credit.
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
As of December 31, 2024, the Bank’s legal lending limit on loans to a single borrower was $60.8 million for secured loans and $36.5 million for unsecured loans. We rarely extend loans that approach these limits, and in the limited instances we do, we monitor these credits carefully so as to mitigate the disproportionate risks that could arise with lending relationships of this magnitude.
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
We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins, and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by professional office buildings, shopping centers, manufacturing facilities, and special purpose properties such as restaurants, retail operations and service stations. We originate both fixed- and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions that allow us to call the loan after five to seven years. Adjustable-rate loans are generally based on the prime rate and adjust with the prime rate. As of December 31, 2024, approximately 76.1% of the commercial real estate loan portfolio consisted of fixed rate loans. Loan amounts generally do not exceed 70% of the lesser of the appraised value or the purchase price depending on the property audits we utilize.
Our total commercial real estate loan portfolio totaled $980.2 million as of December 31, 2024. We had nonperforming commercial real estate loans of $1.9 million, or 0.20% of total commercial real estate loans, as of December 31, 2024.
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
As of December 31, 2024, our SBA loan portfolio totaled $253.7 million, of which $232.0 million was secured by real estate and $21.7 million was unsecured or secured by business assets. Our nonperforming SBA loans, as of December 31, 2024, were $5.9 million.

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
The total commercial and industrial loan portfolio totaled $213.1 million as of December 31, 2024. We had no nonperforming commercial and industrial loans as of December 31, 2024.
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
The total home mortgage loan portfolio totaled $509.5 million as of December 31, 2024. There were no nonperforming single-family residential real estate loans as of December 31, 2024.
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
The total consumer loan portfolio totaled $0.3 million as of December 31, 2024. We had no nonperforming consumer loans as of December 31, 2024.
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
Coexistence Agreement between the Bank and Open Bank S.A.
We have not registered the trademark “Open Bank” under the trademark laws of the United States. Open Bank, S.A., a corporation organized and existing under the laws of Spain with its principal office located in Ciudad Grupo Santander, Av. Catabria Boadilla del Monte Madrid Spain (“Open Bank S.A.”) originally registered the trademark “Open Bank” (U.S. Registration No. 3397518) in 2008 with the United States Patent and Trademark Office. Open Bank S.A. provides financial services in Spain and solicits financial services in the United States through the internet. Open Bank S.A. is not licensed to engage in banking services in the United States, California and, to our knowledge, in any other state in the United States. In February 2014, we entered into a Coexistence Agreement with Open Bank S.A. (the “Coexistence Agreement”), under which both parties agreed that we may use the name “Open Bank” in connection with banking and banking related services in the state of California and the cities of New York, Dallas, Atlanta, Chicago, Seattle and Fort Lee, New Jersey (the “Permitted Markets”). We agreed to limit all of the Bank’s marketing, advertising, publicity, soliciting and or media efforts using the “Open Bank” name to primarily the Korean-American community in the Permitted Markets. However, we have the right under the Coexistence Agreement to market through the internet. The Coexistence Agreement states that these limitations are not intended to mean that we should in any way engage in discriminatory tactics or policy or in any way discriminate against non-Korean-American customers or potential customers. Under the Coexistence Agreement, Open Bank S.A. retains the right to use and market its services in relation to its registered trademark in any state or territory in the United States. We further agreed not to challenge Open Bank, S.A.’s trademark registration or any future applications by Open Bank S.A. The Coexistence Agreement has no termination date and is perpetual. If Open Bank S.A. decides to become a licensed bank in California or in any of the other Permitted Markets, depending on its business and marketing plan, there could be confusion created by the use of the name “Open Bank” which could have a material adverse impact on our ability to build its brand in the Permitted Markets. In addition, if Open Bank, S.A. were to assert that we breached the Coexistence Agreement, Open Bank, S.A. could file for an injunction, seek to have the Bank change its name or seek monetary damages, any of which could have a material adverse impact on our financial condition and results of operations. There are no approval rights of either party for any of the actions or no actions that either party may take under the Coexistence Agreement. To our knowledge Open Bank, S.A. has not initiated any business or marketing activities in the United States other than on the worldwide interest through its website.
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
We support employees’ personal ambitions and professional development by providing on-the-job training and educational assistance, including reimbursement for eligible expenses associated with attending trainings or educational programs. Additionally, in an effort to foster diversity and inclusion, we have a formal Affirmative Action Plan and other training/outreach programs to ensure equal employment opportunity. We developed these components to recruit, retain, and reward top talent and remain an employer of choice by employees. We believe that our culture and values are among the attributes that our prospective employees find most attractive, and that these traits permeate throughout our organization and allow us to recruit talented individuals in ways that larger, less personalized financial institutions cannot.
As of December 31, 2024, we had 231 full-time equivalent employees, compared with 222 full-time equivalent employees as of December 31, 2023. Our executive team is comprised of three females and five males.
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

Supervision and Regulation

General

We are extensively regulated under U.S. federal and state law. The effects of these laws and regulations affect our ability to make management decisions and to conduct our operations, and over recent years the volume, scope and complexity of these regulations have expanded substantially. The combined application of these laws and regulations applies to virtually every aspect of our business, and to a substantial degree affects our relationships with clients, vendors, and affiliates as well. Further, the cost of complying with these laws and regulations, and the potential penalties, liabilities or other consequences of failure to comply, has risen dramatically in recent years, and we do not expect that these costs or associated risks will be ameliorated in the foreseeable future. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies.
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
With respect to the Company, we are regulated and examined by the California Department of Financial Protection and Innovation (“DFPI”), the Federal Reserve Bank of San Francisco. Heritage Bank of Commerce files reports with and is examined by the FDIC, the DFPI, and the Consumer Financial Protection Bureau (“CFPB”). In addition to banking and financial institutions laws and regulations, we are subject to a broad swath of other regulatory frameworks applicable to public companies generally, including federal and state tax laws, accounting rules developed by the Financial Accounting Standards Board (“FASB”), and federal and state securities laws. These statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including the Bank. This section offers a brief summary of the most significant aspects of applicable banking laws and regulations, but the implications and effects of these laws and regulations upon our business is far too extensive to be described completely, and readers should refer to the section of this Report entitled “Item 1A, Risk Factors,” for certain effects of these laws and regulations that may have a particular effect on our assets, results of operations and financial condition. We have not attempted to summarize laws of general applicability, such as corporate, tax, securities and accounting regulations, or other laws, such as employment laws, that may also have a material impact upon our business.
This supervisory and regulatory framework subjects banks and bank holding companies to periodic examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. Further, federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The DFPI also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

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
The Company
General. As a bank holding company, we are subject to regulation, supervision and periodic examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the DFPI in accordance with the California Financial Code. OP Bancorp is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require. In accordance with Federal Reserve laws and regulations, the Company is required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.
Permitted Activities. The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or whose business is not “closely related to banking.” The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to a subsidiary's financial soundness, safety or stability.
Source of Strength Doctrine. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Dodd-Frank codified this policy as a statutory requirement. The Company is required to act as a source of strength to the Bank and to commit capital and financial resources to support the Bank, including at times when the Company may not be in a financial position to do so. The Company must stand ready to use its available resources to provide adequate capital to the Bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice, a violation of the Federal Reserve’s regulations, or both. The source of strength doctrine most directly affects bank holding companies whose subsidiary bank fails to maintain adequate capital levels. In such situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the bank. In the event of a bank holding company’s bankruptcy, its commitment to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
Dividend Payments, Stock Redemptions and Repurchases. In addition to the requirements of the California Corporations Code, which imposes certain solvency tests and board-level approval requirements, the Federal Reserve may require a bank holding company to eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Capital Rules also require that a holding company seeking to pay dividends must maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer. See “Supervision and Regulation—Regulatory Capital Requirements,” above.

Acquisitions, Activities and Change in Control. The BHCA and the California Financial Code also substantially govern an institution’s ability to grow by acquisition. These regulations include extensive application filing and approval requirements as well as substantive regulation over the projected operations and financial performance of institutions proposing to merge or to be acquired. These laws and regulations afford regulators, including the Federal Reserve, the FDIC and the DFPI with expansive authority and discretion and may affect the availability, timing and cost of initiatives that financial institutions might take as a means to effectuate strategic growth.

Regulation and Supervision of The Bank
General. The Bank is a California state-chartered commercial bank that is a member of the Federal Reserve System and whose deposits are insured by the FDIC. The Bank is thus subject to regulation, supervision, and regular examination by the DFPI and the Federal Reserve as the Bank’s primary federal regulator. The regulations of these agencies govern most aspects of a bank’s business. The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. DFPI also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institutions is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2024, the Bank was eligible to accept brokered deposits without limitations.
Loans to One Borrower. With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities and related persons of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for credit losses, and any capital notes and debentures of the bank. We generally do not have banking relationships that approach these limitations.
Tie in Arrangements. Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie in arrangements in connection with the extension of credit. For example, the Bank may not extend credit, lease or sell property, furnish any services, fix or vary the consideration for any of the foregoing on the condition that: (i) the client must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services; (ii) the client must obtain or provide some additional credit, property or service from or to HCC or the Bank; or (iii) the client must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Deposit Insurance. The Bank is a member of the Deposit Insurance Fund (“DIF”) administered by the FDIC, which insures client deposit accounts. The amount of federal deposit insurance coverage is $250,000 per depositor, for each account ownership category at each depository institution. The $250,000 amount is subject to periodic adjustments. In order to maintain the DIF, member institutions are assessed insurance premiums based on an insured institution’s average consolidated total assets less its average tangible equity capital.

Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally have an assessment rate that can range from 2.5 to 32 basis points per annum. However, the FDIC has flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points.

Dividend Payments. Heritage Commerce Corp has paid a quarterly dividend to our shareholders every quarter since 2013. The primary source of funds for HCC is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DFPI and the Bank’s shareholders (i.e., HCC) in connection with a reduction of its contributed capital.

Risk Management. Bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
Anti-Money Laundering and the Office of Foreign Assets Control Regulation. We are subject to federal laws aiming to counter money laundering and terrorist financing, as well as transactions with persons, companies and foreign governments sanctioned by the United States. These laws and regulations are intended to detect, identify, track and prevent money-laundering, money transfers to prohibited nations and entities, and certain types of financial crimes. These laws and regulations impose strict reporting and compliance obligations on financial institutions, and violations can carry substantial fines, civil money penalties and other sanctions, as well as restrictions on an institution’s business. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Concentrations in Commercial Real Estate. Concentration risk exists when a financial institution deploys too many assets to a specific industry or segment of the economy with the potential to produce losses large enough to threaten the financial institution’s health. Concentration stemming from CRE is one area of regulatory concern. Regulatory guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. As of December 31, 2024, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 311% of the Bank total risk-based capital, as compared to 306% as of December 31, 2023. If the regulatory agencies become concerned about our CRE loan concentrations, they could limit our ability to grow by restricting approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Readers also should note that in addition to the formal concentration guidance, a substantial portion of our business activities, operations and assets are located in or heavily dependent upon the Los Angeles, California, metropolitan area, which suffered an unprecedented series of wildfires in January 2025 that heavily damaged certain parts of the area and that can be expected to have a significant impact upon our customer base and on the collateral values protecting certain of our loans. This area is subject to a wide variety of other natural disasters, including earthquakes and flooding, as well as being the home of various potential geopolitical targets that may give rise to an elevated risk of civil unrest or terrorist activity. Accordingly, we are subject to geographic concentration risks that are described in greater detail in “Item 1A, Risk Factors.”

Consumer Protection. We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our clients. These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair, deceptive or abusive acts and practices (“UDAAP”). The consumer protection laws applicable to us, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit UDAAP practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Many states and local jurisdictions have consumer protection laws analogous to those listed above.

Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by clients, including actual and statutory damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general, and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, client rescission rights, and civil money penalties. Non-compliance with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or prohibition from engaging in such transactions even if approval is not required.
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

Risks Related to Our Business

•Interruptions, cyber-attacks, fraudulent activity
•Rapid technological developments
•Adverse economic conditions in Asia, particularly South Korea
•Monetary Policy and the Federal Reserve
•Fluctuations in interest rates
•Losses on our securities portfolio, particularly from increases in interest rates
•Liquidity risks
•Decline in general business and economic conditions

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

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and the Los Angeles-Long Beach-Anaheim, California Metropolitan Statistical Areas. These areas are significantly exposed to natural disasters, particularly earthquakes, flooding, storms and wildfires. In particular, certain localized areas of Los Angeles were heavily damaged in a series of wildfires that occurred in January 2025, causing hundreds of billions of dollars in damage and disrupting businesses and residents throughout the area. Although we are not aware of direct effects upon a substantial portion of our customer base, the effects of these events are still being discovered, and it is possible that the fires, or the effects of those fires, may ultimately reduce the ability of our customers to repay loans to the Bank or may impair collateral values securing our loans.

Further, these and other unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. Geopolitical developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China, South Korea and Japan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, inflation, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2024, approximately 88.0% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of December 31, 2024, we had $1.45 billion of commercial loans, consisting of $980.2 million of commercial real estate loans, $253.7 million of SBA loans, and $213.1 million of commercial and industrial loans, including trade finance loans, for which real estate is not the primary source of collateral. Commercial loans represented 73.9% of our total loan portfolio as of December 31, 2024. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, our single family home mortgage loan portfolio amounted to $509.5 million or 26.0% of our total loan portfolio. As of December 31, 2024, most of our single family home mortgage loans were non-qualified mortgage loans, and our non-qualified single family home mortgage loans had an average loan-to-value of 57%. We originated $44.2 million and $65.0 million of single family home mortgage loans for the years ended December 31, 2024 and 2023, respectively. We did not purchase single family home mortgage loans for the year ended December 31, 2024, compared to a $11.2 million purchase of single family home mortgage loans from TPO for the year ended December 31, 2023.

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

We expect that gains on the sale of U.S. government guaranteed loans will comprise a significant component of our revenue. The gain on such sales recognized for the years ended December 31, 2024 and 2023 was $8.3 million and $7.8 million, respectively. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while such valuations are subject to validation by an independent third party we believe these valuations reflect fair value, if they do not, then our business, financial condition and results of operations may be materially and adversely affected.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $159.6 million of SBA loans for the year ended December 31, 2024, compared to $141.5 million of SBA loans for the year ended December 31, 2023. We sold $127.2 million of SBA loans for the year ended December 31, 2024, compared to $145.0 million for the year ended December 31, 2023, of the guaranteed portion of our SBA loans. We generally retain the non-guaranteed portions of the SBA loans that we originate. As of December 31, 2024, we held $258.3 million of SBA loans on our balance sheet, of which $253.7 million, or 98%, consisted of the non-guaranteed portion of SBA loans and, of which $4.6 million, or 2%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2023. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be materially and adversely impacted.

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

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have some seasonality. Our 10 largest retail depositor relationships accounted for approximately 7.4% of our deposits as of December 31, 2024. Our largest retail depositor relationship accounted for approximately 1.1% of our deposits as of December 31, 2024. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. Our largest wholesale depositor relationship accounted for approximately 14.7% of our deposits as of December 31, 2024. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe we are capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave, it could have a material adverse effect on our business, financial condition and results of operations.

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

Similarly, we recently announced and have begun to implement a leadership succession plan pursuant to which, among other things, Ms. Kim will retire as our Chief Executive Officer and will assume the role of Chair of our Board of Directors, and will be succeeded in the CEO role by Mr. Sang Oh effective July 1, 2025. We announced in February 2025 that Ms. Christine Oh, our longtime Chief Financial Officer, will accept the role of Chief Operating Officer and will be succeeded in her CFO role by Jaehyun Park. While our Board of Directors has carefully considered and begun to implement these plans, there can be no assurance that these changes will not prove disruptive, or that they ultimately will be successful in promoting our strategic goals and assuring a smooth leadership transition. Unexpected failures or shortcomings as these changes occur may have a material adverse effect upon our business, financial condition and results of operations.

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

As of December 31, 2024, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $7.8 million, or 0.40% of our gross loans, and 0.33% of total assets.

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

Current U.S. generally accepted accounting principles (“GAAP”) requires credit loss recognition using a methodology that estimates current expected credit losses for the life of the loan and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address these risks may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for losses resulting from loan defaults and non-performance. The allowance is increased for loan growth. We also make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers, the strength of the economy and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our historic loss experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for credit losses.

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

We have grown our consolidated assets to $2.37 billion as of December 31, 2024 from $2.15 billion as of December 31, 2023. Our deposits have grown to $2.03 billion as of December 31, 2024 from $1.81 billion as of December 31, 2023. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends. Further, we have expanded by establishing de novo branches in the Bay Area of California and in the Atlanta, Georgia, Las Vegas, Nevada, and Washington, DC, metropolitan area, and loan production offices in some of these locations as well as in the Dallas, Texas area. These efforts may prove less successful or more expensive than we have estimated, and in certain cases could materially and adversely affect our results of operation or our financial condition.

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

To date we have not received notice that we are in breach of the Coexistence Agreement or that our business cannot be operated as currently conducted and as proposed to be conducted. Additionally, to our knowledge, Open Bank S.A. had not undertaken any actions to engage in any business or marketing activities in the United States other than have a presence on the internet through their website. However, the Coexistence Agreement restricts our potential geographic expansion beyond the Permitted Markets, which could affect our overall growth over the long term.

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

Processes that management uses to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. As of December 31, 2024 we had net deferred tax assets of $13.3 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under U.S. generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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

Since 2019, our board of directors have declared quarterly cash dividends on our common stock and have approved stock repurchase programs that authorized the repurchase of up to 2,620,000 shares of common stock. As of December 31, 2024, we repurchased an aggregate of 2,020,000 shares at an average price of 8.60% per share. However, we have no obligation to continue doing so and may change our dividend policy and/or share repurchase program at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends, as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends paid to holders of our common stock and the maintenance of share repurchase program.

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
Loan Production Offices
We maintain loan production offices in Pleasanton, California; Atlanta, Georgia; Aurora, Colorado; Lynnwood, Washington; and Fairfax, Virginia.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Global Market under the symbol “OPBK.” As of March 21, 2025, we had 159 record holders of our common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees.

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

Consistent with this policy, on July 28, 2022, the Company increased a quarterly cash dividend from $0.10 per share to $0.12 per share ($0.48 per share on an annualized basis and an annual yield of 3.0% based on a common share price of $15.81 per share as of December 31, 2024). We believe that current level of dividends is reasonable based on our review of our overall risk profile, and an evaluation of our current and anticipated capital, asset quality, earnings, liquidity and sensitivity position. However, the amount of dividends to be paid will be subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.
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

None.

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
OVERVIEW
We are a bank holding company headquartered in Los Angeles, California. Substantially all of our business activities consist of commercial community banking activities, which are conducted through Open Bank, our wholly owned banking subsidiary. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American communities within our primary market areas. We currently operate eight branches in Los Angeles and Orange Counties in California, one branch in Santa Clara, California, one branch in Carrollton, Texas and one branch near Las Vegas, Nevada. We have five loan production offices in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, Lynnwood, Washington, and Fairfax, Virginia.
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

Banking Economy and Recent Developments

In recent periods, our earnings have been affected by a series of fluctuations in the “discount rate” for short-term borrowings updated by the Federal Reserve Board Open Markets Committee in response to perceived inflationary pressures. These fluctuations have included both negative and positive adjustments, but speaking generally, these rates are substantially higher than in years prior to 2022. Financial institutions and markets have struggled to keep pace with the effects of these adjustments, which have affected interest rate pricing on both loans and deposits. While such adjustments are commonplace and tend to affect the banking industry as a whole, the pace and degree of these adjustments have been nearly unprecedented, resulting in banks, including the Bank, experiencing substantial pressure on multiple fronts. In particular, banks have been forced to increase interest rates paid on deposits in order to meet competitive pressures from other financial institutions, as well as experiencing rapid and significant fluctuations in the value of treasury securities and other investments. Increases in market interest rates have significantly increased the Bank’s cost of funds and have exerted downward pressure on our net interest margins, and the expected reductions in rates anticipated for late 2024 and early 2025 have not materialized. Further, as interest rates increased rapidly, and remain at unexpectedly elevated levels, the values of our investment portfolios have suffered as securities issued at what are now below-market interest rates have lost value. Hedging these risks in the face of such unpredictability has likewise proven challenging and costly.

The fluctuations in market interest rates also affected loan pricing, which had multiple effects, including a reduction in borrowing (and thus a reduction in interest paid to banks) as rates increased and remain elevated, by customers that have the ability to avoid or defer additional indebtedness, a decline in the origination of new loans, and an increase in credit risk as borrowers who faced rising interest rates, especially on variable-rate loans, found it more difficult to comply with their loan obligations. The combination of these factors also has exerted downward pressure on our fee income, the volume of our interest-earning assets and our net interest income.

We believe we have adapted well to these shifts in the banking economy, and our success in weathering the challenges to date owes to the loyalty of our customers and the dedication of our employees and management. We also believe we are well-positioned to continue to weather these challenges and unpredictability as the economic and geopolitical conditions remain relatively volatile. At the same time, these conditions have forced us to redirect our efforts toward liquidity and capital management, thus limiting our growth and our near-term profitability.

The following significant items are of note as of or for the periods presented:
As of December 31, 2024 compared to as of December 31, 2023
•Total assets were $2.37 billion, an increase of $218.3 million, or 10.2%, from $2.15 billion.
•Gross loans were $1.96 billion, an increase of $191.0 million, or 10.8%, from $1.77 billion.
•Total deposits were $2.03 billion, an increase of $219.7 million, or 12.2%, from $1.81 billion.
•Shareholders’ equity was $205.0 million, an increase of $12.4 million, or 6.4%, from $192.6 million.
For the year ended December 31, 2024 compared to 2023
•Net interest income decreased to $65.6 million, a decrease of $3.1 million, or 4.5%, from $68.7 million.
•Net income was $21.1 million or $1.39 per diluted common share, a decrease of $2.8 million, or 11.9%, from $23.9 million or $1.55 per diluted common share.
For the year ended December 31, 2023 compared to 2022
•Net interest income decreased to $68.7 million, a decrease of $8.2 million, or 10.7%, from $76.9 million.
•Net income was $23.9 million or $1.55 per diluted common share, a decrease of $9.4 million, or 28.2%, from $33.3 million or $2.14 per diluted common share.

SELECTED FINANCIAL DATA

	Year Ended December 31,
($ in thousands, except share and per share data)	2024	2023	2022
Income Statement Data:
Interest income	$137,620	$121,665	$88,212
Interest expense	72,012	52,978	11,301
Net interest income	65,608	68,687	76,911
Provision for credit losses	2,757	1,651	2,976
Noninterest income	16,427	14,181	17,619
Noninterest expense	50,199	47,726	44,830
Income before income taxes	29,079	33,491	46,724
Income tax expense	8,010	9,573	13,414
Net income	21,069	23,918	33,310
Per Share Data:
Basic income per share	$1.39	$1.55	$2.15
Diluted income per share	1.39	1.55	2.14
Book value per share	13.83	12.84	11.59
Shares of common stock outstanding	14,819,866	15,000,436	15,270,344
Performance Ratios:
Return on average assets	0.92%	1.13%	1.74%
Return on average equity	10.68	13.05	19.57
Yield on total loans	6.63	6.33	5.25
Yield on average interest-earning assets	6.26	5.96	4.79
Cost of average interest-bearing liabilities	4.74	4.10	1.22
Cost of deposits	3.48	2.70	0.65
Net interest margin	2.99	3.37	4.18
Efficiency ratio(1)	61.19	57.59	47.42

(1)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

	As of December 31,
($ in thousands)	2024	2023
Balance Sheet Data:
Gross loans	$1,956,852	$1,765,845
Loans held for sale	4,581	1,795
Allowance for credit losses	24,796	21,993
Total assets	2,366,013	2,147,730
Total deposits	2,027,285	1,807,558
Shareholders’ equity	204,993	192,626
Asset Quality Data:
Nonperforming loans to gross loans	0.40%	0.34%
Allowance for credit losses to nonperforming loans	317	362
Allowance for credit losses to gross loans	1.27	1.25
Balance Sheet and Capital Ratios:
Gross loans to deposits	96.53%	97.69%
Noninterest-bearing deposits to deposits	24.91	28.92
Average equity to average total assets	8.63	8.62
Leverage ratio	9.27	9.57
Common equity tier 1 ratio	11.35	12.52
Tier 1 risk-based capital ratio	11.35	12.52
Total risk-based capital ratio	12.60	13.77

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to accounting principles generally accepted in GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statement. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in the “Notes to Consolidated Financial Statements, Note 1. Business and Summary of Significant Accounting Policies.”

Allowance for Credit Losses

We employ a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of CECL, we elected not to consider accrued interest receivable in our estimated credit losses because we write off uncollectible accrued interest receivable in a timely manner. We consider writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. We have elected to write off accrued interest receivable by reversing interest income. We use transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. We incorporate future economic conditions using a weighted multiple scenario approach: baseline and adverse. We apply a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. We make critical accounting estimates, including the judgments made in the application of significant accounting policies, sensitivity to change, and the likelihood of materially different reported results if different assumptions were used.

As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain key assumptions could impact our estimated allowance for credit losses as of December 31, 2024. We calculated alternative values for the allowance for credit losses by severely changing key assumptions, such as macroeconomic inputs from the economic forecasts, prepayment rates, historical loss factors, among others, and the calculated allowance for the quantitative component would have been between $5.8 million and $12.4 million higher than our estimate for the allowance as of December 31, 2024, depending on the forecast scenario. These sensitivity analyses provide approximations of possible outcomes under hypothetically severe conditions and assist management in making informed decisions on key assumptions. These analyses, however, are not intended to estimate changes in the overall allowance for credit losses as they do not capture all the potentially unknown variables that could arise in the forecast period, and do not represent management's view of expected credit losses as of December 31, 2024. Management believes that the estimate for the allowance for credit losses was reasonable and appropriate as of December 31, 2024.

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

RESULTS OF OPERATIONS
Net Income

We reported net income for the year ended December 31, 2024 of $21.1 million, a decrease of $2.8 million, or 11.9%, compared to net income of $23.9 million for the same period of 2023. The decrease, driven primarily by the ongoing economic uncertainties and the related unpredictability of market interest rates, was primarily due to a $3.1 million decrease in net interest income and a $2.5 million increase in noninterest expense, offset by a $2.2 million increase in noninterest income and a $1.6 million decrease in income tax expense.

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

	Year Ended December 31,
($ in thousands)	2024	2023	2022	$ Change 2024 vs. 2023	$ Change 2023 vs. 2022
Interest income	$137,620	$121,665	$88,212	$15,955	$33,453
Interest expense	72,012	52,978	11,301	19,034	41,677
Net interest income	65,608	68,687	76,911	(3,079)	(8,224)
Provision for credit losses	2,757	1,651	2,976	1,106	(1,325)
Noninterest income	16,427	14,181	17,619	2,246	(3,438)
Noninterest expense	50,199	47,726	44,830	2,473	2,896
Income before income tax expense	29,079	33,491	46,724	(4,412)	(13,233)
Income tax expense	8,010	9,573	13,414	(1,563)	(3,841)
Net income	$21,069	$23,918	$33,310	$(2,849)	$(9,392)

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

	Year Ended December 31,
	2024			2023
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in other banks	$109,579	$5,766	5.26%	$78,676	$4,040	5.14%
Federal funds sold and other investments(1)	16,371	1,266	7.74	14,963	1,031	6.89
Available-for-sale debt securities	194,969	6,227	3.19	202,167	6,131	3.03
Commercial real estate loans	929,890	56,883	6.12	857,124	48,312	5.64
SBA loans	263,442	27,978	10.62	260,507	28,514	10.95
Commercial and industrial loans	178,533	13,765	7.71	119,135	9,189	7.71
Home mortgage loans	504,030	25,648	5.09	507,125	24,384	4.81
Consumer & other loans	835	87	10.32	987	64	6.51
Loans(2)	1,876,730	124,361	6.63	1,744,878	110,463	6.33
Total interest-earning assets	2,197,649	137,620	6.26	2,040,684	121,665	5.96
Noninterest-earning assets	87,745			84,757
Total assets	$2,285,394			$2,125,441

Interest-bearing liabilities:
Money market deposits and others	$346,104	$14,135	4.08%	$374,116	$13,830	3.70%
Time deposits	1,084,107	53,986	4.98	841,804	35,605	4.23
Total interest-bearing deposits	1,430,211	68,121	4.76	1,215,920	49,435	4.07
Borrowings	88,186	3,891	4.41	77,114	3,543	4.59
Total interest-bearing liabilities	1,518,397	72,012	4.74	1,293,034	52,978	4.10
Noninterest-bearing liabilities:
Noninterest-bearing deposits	528,877			613,797
Other noninterest-bearing liabilities	40,839			35,377
Total noninterest-bearing liabilities	569,716			649,174
Shareholders’ equity	197,281			183,233
Total liabilities and shareholders’ equity	$2,285,394			$2,125,441
Net interest income / interest rate spreads		$65,608	1.52%		$68,687	1.86%
Net interest margin			2.99%			3.37%

Cost of deposits			3.48%			2.70%
Cost of funds			3.52%			2.78%

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

Changes in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables set forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volume and rate have been allocated to volume and rate ratably.

	Year Ended December 31,
	2024 vs 2023
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$1,607	$119	$1,726
Federal funds sold and other investments	112	123	235
Available-for-sale debt securities	(167)	263	96
Commercial real estate loans	4,232	4,339	8,571
SBA loans	423	(959)	(536)
Commercial and industrial loans	4,704	(128)	4,576
Home mortgage loans	3	1,261	1,264
Consumer & other loans	(12)	35	23
Total loans	9,350	4,548	13,898
Total interest-earning assets	10,902	5,053	15,955
Interest-bearing liabilities:
Money market deposits and others	(2,098)	2,403	305
Time deposits	11,283	7,098	18,381
Total interest-bearing deposits	9,185	9,501	18,686
Borrowings	499	(151)	348
Total interest-bearing liabilities	9,684	9,350	19,034
Net interest income	$1,218	$(4,297)	$(3,079)

	Year Ended December 31,
	2023 vs 2022
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(28)	$2,669	$2,641
Federal funds sold and other investments	238	195	433
Available-for-sale debt securities	803	1,977	2,780
Commercial real estate loans	4,167	6,284	10,451
SBA loans	(5,493)	9,934	4,441
Commercial and industrial loans	(1,716)	3,688	1,972
Home mortgage loans	7,937	2,787	10,724
Consumer & other loans	(5)	16	11
Total loans	4,890	22,709	27,599
Total interest-earning assets	5,903	27,550	33,453
Interest-bearing liabilities:
Money market deposits and others	(1,527)	10,052	8,525
Time deposits	11,914	17,786	29,700
Total interest-bearing deposits	10,387	27,838	38,225
Borrowings	3,349	103	3,452
Total interest-bearing liabilities	13,736	27,941	41,677
Net interest income	$(7,833)	$(391)	$(8,224)

2024 Compared to 2023

Net interest income decreased $3.1 million, or 4.5%, to $65.6 million for the year ended December 31, 2024 from $68.7 million for the same period of 2023, primarily due to higher interest expense on interest-bearing deposits, partially offset by higher interest income on loans and higher interest income on interest-bearing deposits in other banks as our deposit costs repriced quicker than our interest-earning asset yields following the Federal Reserve’s rate increases.

Interest expense on interest-bearing deposits increased $18.7 million to $68.1 million for the year ended December 31, 2024, compared with $49.4 million for the same period of 2023. The increase was primarily due to a $214.3 million, or 17.6%, increase in average balance of interest-bearing deposits and a 69 basis point increase in average cost of interest-bearing deposits driven by the Federal Reserve's rate increases.

Interest income on loans increased $13.9 million to $124.4 million for the year ended December 31, 2024, compared with $110.5 million for the same period of 2023, primarily due to a $131.9 million, or 7.6%, increase in average balance of loans and a 30 basis point increase in average yield on loans as a result of the Federal Reserve's rate increase.

Interest income on interest-bearing deposits in other banks increased $1.7 million, or 42.7%, to $5.8 million for the year ended December 31, 2024, compared with $4.0 million for the same period of 2023. The increase was primarily due to a $30.9 million, or 39.3%, increase in average balance of interest-bearing deposits in other banks and a 12 basis point increase in average yield of interest-bearing deposits in other banks.

Net interest margin was 2.99% for the year ended December 31, 2024, a 38 basis point decrease from 3.37% for the same period of 2023, primarily due to a 34 basis point decrease in net interest spread from the higher increase in average cost of interest-bearing deposits compared to the increase in average yield on loans.

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
2024 Compared to 2023
The provision for credit losses was $2.8 million for the year ended December 31, 2024, an increase of $1.1 million, compared to $1.7 million for the same period of 2023, reflecting an ongoing period of relatively elevated interest rates and the related impacts on our customers and on the values of the collateral securing our loans. The provision for credit losses on loans increased $2.9 million, and provision for credit losses on off-balance sheet exposure decreased $156 thousand.
The provision for credit losses on loans of $2.9 million for the year ended December 31, 2024 was primarily due to a $3.2 million increase in the quantitative general reserve driven by changes in historical loss factors and increases in loan balances and a $889 thousand increase in specific reserves from two SBA relationships, partially offset by a $1.4 million decrease in the qualitative reserve resulted from net improvements in asset quality metrics and economic conditions compared to those as of December 31, 2023. Reversal of credit losses on off-balance sheet exposure of $156 thousand was primarily due to a change in calculation method for revolving accounts using expected funding amount instead of unfunded commitment amount.

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
2024 Compared to 2023
The following table sets forth the various components of our noninterest income for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposits	$3,261	$2,123	$1,138	53.6%
Loan servicing fees, net of amortization	2,898	2,449	449	18.3
Gain on sale of loans	8,313	7,843	470	6.0
Other income	1,955	1,766	189	10.7
Total noninterest income	$16,427	$14,181	$2,246	15.8%

Noninterest income for the year ended December 31, 2024 was $16.4 million, an increase of $2.2 million, or 15.8%, compared to $14.2 million for the same period of 2023, primarily due to increases in service charge on deposits, gain on sale of loans and loan servicing fees.
Service charges on deposits was $3.3 million for the year ended December 31, 2024, compared to $2.1 million for the same period of 2023, an increase of $1.1 million, or 53.6%, primarily due to an increase in deposit analysis fees from an increase in the number of analysis accounts.
Gain on sale of loans was $8.3 million for the year ended December 31, 2024, compared to $7.8 million for the same period of 2023, an increase of $470 thousand, or 6.0%. The increase was primarily due to a higher average sales premium rate, primarily offset by a lower sold amount in SBA loans. We sold $127.2 million of SBA loans with an average premium of 7.97% for the year ended December 31, 2024, compared to a sale of $145.0 million of SBA loans with an average premium of 6.65% in the same period of 2023.
Loan servicing fees was $2.9 million for the year ended December 31, 2024, compared to $2.4 million for the same period of 2023, an increase of $449 thousand, or 18.3%, primarily due to a decrease in servicing fee amortization driven by lower loan payoffs in loan servicing portfolio.
2023 Compared to 2022

The following table sets forth the various components of our noninterest income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposits	$2,123	$1,675	$448	26.7%
Loan servicing fees, net of amortization	2,449	2,416	33	1.4
Gain on sale of loans	7,843	12,285	(4,442)	(36.2)
Other income	1,766	1,243	523	42.1
Total noninterest income	$14,181	$17,619	$(3,438)	(19.5)%

Noninterest income for the year ended December 31, 2023 was $14.2 million, a decrease of $3.4 million, or 19.5%, compared to $17.6 million for the same period of 2022, primarily due to a decrease in gain on sale of loans, partially offset by increased in other income and service charges on deposits.

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

Noninterest Expense
2024 Compared to 2023

The following table sets forth the major components of our noninterest expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$31,717	$29,593	$2,124	7.2%
Occupancy and equipment	6,673	6,490	183	2.8
Data processing and communication	2,245	2,109	136	6.4
Professional fees	1,535	1,571	(36)	(2.3)
FDIC insurance and regulatory assessments	1,672	1,457	215	14.8
Promotion and advertising	533	614	(81)	(13.2)
Directors' fees	640	680	(40)	(5.9)
Foundation donation and other contributions	2,108	2,400	(292)	(12.2)
Other expenses	3,076	2,812	264	9.4
Total noninterest expense	$50,199	$47,726	$2,473	5.2%

Noninterest expense for the year ended December 31, 2024 was $50.2 million, an increase of $2.5 million, or 5.2%, compared to $47.7 million for the same period of 2023, primarily due to increases in salaries and employee benefits expense, other expenses, and FDIC insurance and regulatory assessments, partially offset by a decrease in foundation donation and other contributions.

Salaries and employee benefits for the year ended December 31, 2024 was $31.7 million, an increase of $2.1 million, or 7.2%, compared with $29.6 million for the same period of 2023. The increase was primarily due to an increase in the number of employees to support our growth, an increase from employee salary adjustments in 2024, and an increase in employee marketing incentives.

Other expenses for the year ended December 31, 2024 was $3.1 million, an increase of $264 thousand, or 9.4%, compared with $2.8 million for the same period of 2023. The increase was primarily due to an increase in customer services expenses related to the increase in the number of analysis accounts.

FDIC insurance and regulatory assessments for the year ended December 31, 2024 was $1.7 million, an increase of $215 thousand, or 14.8%, compared with $1.5 million for the same period of 2023. The increase was primarily due to increases in assessment base and rate from our balance sheet growth and increased reliance on brokered deposits.

Foundation donations and other contributions for the year ended December 31, 2024 was $2.1 million, a decrease of $292 thousand, or 12.2%, compared with $2.4 million for the same period of 2023. The decrease was primarily due to lower donation accruals for Open Stewardship Foundation as a result of lower net income.

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

Income Tax Expense
Income tax expense was $8.0 million for the year ended December 31, 2024, compared to $9.6 million for the same period of 2023, primarily due to a $4.4 million, or 13.2%, decrease in income before income tax to $29.1 million for the year ended December 31, 2024 from $33.5 million for the same period of 2023. Effective tax rates were 27.5% and 28.6% for the years ended December 31, 2024 and 2023, respectively.
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

We recognized net deferred tax assets of $14.9 million and $13.3 million as of December 31, 2024 and 2023, respectively. After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets as of December 31, 2024 will be fully realized in future years.

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
All securities in our investment portfolio were classified as available-for-sale as of December 31, 2024. There were no held-to-maturity or trading securities in our investment portfolio as of December 31, 2024. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities and tax-exempt municipal securities.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented:

	December 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$41,521	$37,076	$(4,445)	$48,318	$43,877	$(4,441)
Residential collateralized mortgage obligations	160,187	143,041	(17,146)	162,142	144,459	(17,683)
Municipal securities - tax exempt	5,830	5,792	(38)	5,726	5,914	188
Total available-for-sale debt securities	$207,538	$185,909	$(21,629)	$216,186	$194,250	$(21,936)

Available-for-sale debt securities decreased $8.3 million, or 4.3%, to $185.9 million as of December 31, 2024 from $194.3 million as of December 31, 2023, primarily due to principal paydowns and maturity of $27.7 million, partially offset by security purchases of $19.1 million for the year ended December 31, 2024. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of December 31, 2024 and 2023.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected, particularly because we generally hold these securities as interest-earning assets rather than selling them at times when market conditions mitigate against that investment decision. As a result, we expect full collection of the carrying amount of these securities, do not intend to sell the securities in an unrealized loss position, and believe it is more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, we did not have allowance for credit losses as of December 31, 2024 and 2023.
The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$22	2.37%	$1,034	2.22%	$785	2.33%	$39,680	2.21%
Residential collateralized mortgage obligations	—	—	138	1.87	2,032	1.34	158,017	3.07
Municipal securities - tax exempt	—	—	—	—	—	—	5,830	5.20
Total available-for-sale debt securities	$22	2.37%	$1,172	2.18%	$2,817	1.62%	$203,527	2.96%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	December 31, 2024		December 31, 2023
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$980,247	50.1%	$885,585	50.2%
SBA—real estate	231,962	11.9	224,695	12.7
SBA—non-real estate	21,748	1.1	14,997	0.8
Commercial and industrial	213,097	10.9	120,970	6.9
Home mortgage	509,524	26.0	518,024	29.3
Consumer	274	—	1,574	0.1
Gross loans receivable	1,956,852	100.0%	1,765,845	100.0%
Allowance for credit losses	(24,796)		(21,993)
Loans receivable, net(1)	$1,932,056		$1,743,852

(1)     Includes net deferred loan costs (fees) and unamortized premiums (unaccreted discounts) of $(702) thousand and $140 thousand as of December 31, 2024 and 2023, respectively.
Gross loans increased $191.0 million, or 10.8%, to $1.96 billion as of December 31, 2024, compared to $1.77 billion as of December 31, 2023. The increase was primarily attributable to new loan production of $502.8 million, partially offset by loan payoffs and paydowns of $188.2 million and loan sales of $130.0 million.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of December 31, 2024 and 2023:

	December 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$77,086	$59,061	$477,801	$107,076	$191,553	$67,670	$980,247
SBA—real estate	—	—	—	58	—	231,904	231,962
SBA—non- real estate	—	136	—	3,017	—	18,595	21,748
Commercial and industrial	87,899	48,147	8,924	27,069	20,224	20,834	213,097
Home mortgage	—	—	—	—	509,524	—	509,524
Consumer	27	247	—	—	—	—	274
Gross loans	$165,012	$107,591	$486,725	$137,220	$721,301	$339,003	$1,956,852

	December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$66,776	$84,427	$414,863	$79,933	$192,074	$47,512	$885,585
SBA—real estate	—	—	—	25	—	224,670	224,695
SBA—non- real estate	—	116	1	3,535	—	11,345	14,997
Commercial and industrial	18,478	30,172	7,996	27,154	23,644	13,526	120,970
Home mortgage	—	—	—	—	495,425	22,599	518,024
Consumer	—	1,574	—	—	—	—	1,574
Gross loans	$85,254	$116,289	$422,860	$110,647	$711,143	$319,652	$1,765,845

Our loan portfolio is concentrated in commercial real estate, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 88.0% of our gross loans were secured by real property as of December 31, 2024, compared to 92.2% as of December 31, 2023.
Loans — Commercial Real Estate: We have established concentration limits in our loan portfolio for commercial real estate loans, commercial and industrial loans, and unsecured lending, among others. All loan types are within established limits. We use underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending agreements to allow us to react to a borrower’s deteriorating financial condition, should that occur.
Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $980.2 million as of December 31, 2024 compared to $885.6 million as of December 31, 2023. During the year ended December 31, 2024, we originated $219.9 million of commercial real estate loans. As of December 31, 2024, approximately 76.1% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of December 31, 2024, our average loan to value for commercial real estate loans was 54.0%.
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

As of December 31, 2024, our SBA portfolio totaled $253.7 million, compared to $239.7 million as of December 31, 2023. We originated $159.6 million for the year ended December 31, 2024. We sold SBA loans of $127.2 million with a 7.97% average premium during the year ended December 31, 2024.
From our total SBA loan portfolio, $232.0 million is secured by real estate and $21.7 million is unsecured or secured by business assets as of December 31, 2024.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $213.1 million as of December 31, 2024, compared to $121.0 million as of December 31, 2023. We originated $78.9 million for the year ended December 31, 2024.
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
Home mortgage loans totaled $509.5 million as of December 31, 2024, compared to $518.0 million as of December 31, 2023. For the year ended December 31, 2024, we originated $44.2 million of home mortgage loans. There was no home mortgage loan purchase from third party mortgage originators for the same period.
Loan Servicing

As of December 31, 2024 and 2023, we serviced $700.9 million and $707.4 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Beginning balance	$11,741	$12,759	$12,720
Additions from loans sold with servicing retained	2,841	3,400	4,424
Amortized to expense	(3,748)	(4,418)	(4,385)
Ending balance	$10,834	$11,741	$12,759

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
The allowance for credit losses was $24.8 million as of December 31, 2024, compared to $22.0 million as of December 31, 2023. Provision of credit losses of $2.8 million was recorded for the year ended December 31, 2024, compared to $1.7 million for the same period in 2023.

Analysis of the Allowance for Credit Losses

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs, by category, for the years ended December 31, 2024, 2023 and 2022:

	As of and for the Year Ended December 31, 2024
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$7,915	$1,375	$—	$9,290
SBA—real estate	1,657	3,966	(66)	5,557
SBA—non- real estate	147	271	—	418
Commercial and industrial	1,215	673	(44)	1,844
Home mortgage	11,045	(3,361)	—	7,684
Consumer	14	$(11)	—	3
Total	$21,993	$2,913	$(110)	$24,796
Gross loans(1)				$1,956,852
Allowance for credit losses to gross loans				1.27%
Average loans(1)				$1,863,731
Net (charge-offs) recoveries to average gross loans				(0.01)%

(1)    Excludes loans held for sale.

	As of and for the Year Ended December 31, 2023
($ in thousands)	Beginning	Impact of CECL Adoption	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$6,951	$875	$723	$(634)	$7,915
SBA—real estate	1,607	(238)	321	(33)	1,657
SBA—non- real estate	207	(142)	73	9	147
Commercial and industrial	1,643	(320)	(11)	(97)	1,215
Home mortgage	8,826	1,753	466	—	11,045
Consumer	7	$(4)	10	1	14
Total	$19,241	$1,924	$1,582	$(754)	$21,993
Gross loans(1)					$1,765,845
Allowance for loan losses to gross loans					1.25%
Average loans(1)					$1,744,878
Net (charge-off) recoveries to average gross loans					(0.04)%

(1)    Excludes loans held for sale.

	As of and for the Year Ended December 31, 2022
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$8,150	$(1,199)	$—	$6,951
SBA—real estate	2,022	(409)	(6)	1,607
SBA—non- real estate	199	66	(58)	207
Commercial and industrial	2,848	(1,205)	—	1,643
Home mortgage	2,891	5,935	—	8,826
Consumer	13	$(7)	1	7
Total	$16,123	$3,181	$(63)	$19,241
Gross loans(1)				$1,678,292
Allowance for loan losses to gross loans				1.15%
Average loans(1)				$1,509,067
Net (charge-off) recoveries to average gross loans				—%

(1)    Excludes loans held for sale.

The following table presents an allocation of the allowance for credit losses by portfolio as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$9,290	37.5%	$7,915	36.0%
SBA—real estate	5,557	22.4	1,657	7.5
SBA—non- real estate	418	1.7	147	0.7
Commercial and industrial	1,844	7.4	1,215	5.5
Home mortgage	7,684	31.0	11,045	50.2
Consumer	3	—	14	0.1
Total	$24,796	100.0%	$21,993	100.0%

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
Nonperforming loans were $7.8 million as of December 31, 2024, compared to $6.1 million as of December 31, 2023. Nonperforming loans excluded the guaranteed portion of SBA loans of $16.3 million and $2.0 million as of December 31, 2024 and 2023, respectively.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until being sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. As of December 31, 2024, OREO totaled $1.2 million, which is secured by a mix-use property in Los Angeles with 90% guaranteed by SBA. There was no OREO as of December 31, 2023.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	December 31, 2024	December 31, 2023
Nonaccrual loans	$7,820	$6,082
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans(1)	7,820	6,082
Other real estate owned	1,237	—
Total nonperforming assets	$9,057	$6,082

Nonperforming loans to gross loans	0.40%	0.34%
Nonperforming assets to total assets	0.38	0.28
Allowance for credit losses to nonperforming loans	317	362

(1)Excludes guaranteed portion of SBA loans of $16.3 million and $2.0 million as of December 31, 2024 and 2023, respectively.
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

The following table show the composition of deposits by type as of the dates presented:

	December 31, 2024		December 31, 2023
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$504,928	24.9%	$522,751	28.9%
Interest-bearing:
Money market and others	329,095	16.2	399,018	22.1
Time deposits (greater than $250)	565,813	27.9	433,892	24.0
Time deposits ($250 or less)	627,449	31.0	451,897	25.0
Total interest-bearing	1,522,357	75.1	1,284,807	71.1
Total deposits	$2,027,285	100.0%	$1,807,558	100.0%

The following tables set forth the maturity of time deposits as of December 31, 2024:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits (greater than $250)	$206,324	$149,639	$209,399	$451	$565,813
Time deposits ($250 or less)	202,931	123,639	281,308	19,571	627,449
Total time deposits	$409,255	$273,278	$490,707	$20,022	$1,193,262

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of December 31, 2024 and 2023, we had maximum borrowing capacity from the FHLB of $677.0 million and $655.9 million, respectively. We had borrowings from FHLB of $95.0 million and $105.0 million as of December 31, 2024 and 2023, respectively. We had estimated uninsured deposits of $961.7 million, or 47.4% of total deposits, and $781.0 million, or 43.2% of total deposits, as of December 31, 2024 and 2023, respectively.
Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, while effectively balancing the related costs. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. Our primarily objective concerning liquidity is to manage our position to meet our customers' daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. We strive to meet our short-term and long-term liquidity requirements through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, and increases in customer deposits. We expect that other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of December 31, 2024 and 2023:

($ in thousands)	December 31, 2024	December 31, 2023
Deposits	$2,027,285	$1,807,558
Deposits as a % of total liabilities	93.8%	92.5%
Loans, net	$1,932,056	$1,743,852
Loans-to-deposits ratio	95.3%	96.5%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of December 31, 2024 and 2023. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $215.1 million and $183.0 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $278.9 million and $251.0 million as of December 31, 2024 and 2023, respectively. We did not have any borrowings outstanding with the Federal Reserve as of December 31, 2024 or 2023, and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $401.9 million of additional borrowing availability with the FHLB as of December 31, 2024. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
We maintain access to additional liquidity that we believe is more than adequate, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of December 31, 2024 and 2023:

($ in thousands)	December 31, 2024	December 31, 2023	% Change
Liquid assets:
Cash and cash equivalents	$134,943	$91,216	47.9%
AFS debt securities	185,909	194,250	(4.3)
Liquid assets	$320,852	$285,466	12.4%
Liquid assets to total deposits	15.8%	15.8%
Available borrowings:
FHLB	$401,900	$363,615	10.5%
Federal Reserve Bank	215,115	182,989	17.6
Pacific Coast Bankers Bank	50,000	50,000	—
Zions Bank	25,000	25,000	—
First Horizon Bank	25,000	25,000	—
Total available borrowings	$717,015	$646,604	10.9%
Total available borrowings to total deposits	35.4%	35.8%	(0.4)%

Liquid assets and available borrowings to total deposits	51.2%	51.6%	(0.4)%

The following tables summarizes short- and long-term material cash requirements as of December 31, 2024, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity(1)	Total
Deposits(1)	$1,173,240	$19,501	$521	$—	$834,023	$2,027,285
Operating lease commitments	1,999	4,569	3,233	546	—	10,347
Advances from FHLB(2)	95,000	—	—	—	—	95,000
Commitments to fund investment for Low Income Housing Tax Credit	5,568	1,590	104	360	—	7,622
Total contractual obligations	$1,275,807	$25,660	$3,858	$906	$834,023	$2,140,254

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2024 and 2023. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of December 31, 2024, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2024 that management believes would change this classification.

As of December 31, 2024	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$244,659	12.60%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	242,966	12.50	$155,463	8.00%	$194,328	10.00%	$204,053	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	11.25	116,597	6.00	155,463	8.00	165,186	8.50
CET1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	11.25	87,448	4.50	126,313	6.50	136,035	7.00
Tier 1 leverage (to average assets)
Consolidated	220,390	9.27	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	9.20	95,055	4.00	118,819	5.00	95,055	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

As of December 31, 2023	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$229,544	13.77%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	227,773	13.66	$133,353	8.00%	$166,691	10.00%	$175,025	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	12.41	100,014	6.00	133,353	8.00	141,687	8.50
CET1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	12.41	75,011	4.50	108,349	6.50	116,684	7.00
Tier 1 leverage (to average assets)
Consolidated	208,707	9.57	N/A	N/A	N/A	N/A	N/A	N/A
Bank	206,936	9.49	87,207	4.00	109,008	5.00	87,207	4.00

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2024 and 2023 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
+300 basis points	7.10%	1.57%	(21.91)%	(41.40)%
+200 basis points	5.28	2.39	(11.24)	(18.75)
+100 basis points	2.80	1.54	(3.95)	(6.32)
-100 basis points	(2.04)	(0.97)	3.43	5.58
-200 basis points	(2.29)	(0.14)	1.76	3.41
-300 basis points	(1.05)	1.77	(3.20)	(3.47)

Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 is contained on pages F-1 through F-43 of this 10-K and are incorporated herein by reference.
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
Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation applies to policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

However, because of the inherent limitations in these policies and procedures, internal control over financial reporting may not prevent or detect misstatements, including misstatements that may later prove to be material. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on these criteria

The independent registered public accounting firm of Crowe LLP, as auditors of our consolidated financial statements included in this Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. That report is set forth herein beginning at page F-1.
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
The following provides biographical information for our directors, including their names, ages and year in which they began serving as a director of the Company. All of the directors of Open Bank became members of the OP Bancorp board of directors when we reorganized into our present bank holding company structure in 2016. The age indicated in each director’s biography is as of March 28, 2025.
Brian Choi. Mr. Choi, age 75, a director of the Bank since 2008, has served as the Chairman of the Board of the Bank since 2010, and OP Bancorp since 2016. Mr. Choi has served as Chairman and Chief Executive Officer of Universal Financing Corporation since 1991, and as Chairman and Chief Executive Officer of Ehese Investments, LLC since 2001. Mr. Choi has previous experience as a bank director with Alaska First Bank & Trust (formerly First Interstate Bank of Alaska) where he served on the Board from 1999 through 2008. He was the president of the Korean Community of Anchorage, Alaska from 2003 to 2004. He was the President of the Korean Christian Businessmen’s Committee of North America from 2006 to 2008. He also served as the President of the Federation of Korean American Association of Northwest States of United States of America, which included Oregon, Washington, Idaho, Montana, and Alaska from 2010 to 2012. Mr. Choi is a graduate of Korea University where he received a Bachelor of Science in Political Science and Foreign Relations. Mr. Choi contributes to the Board over 21 years of leadership and substantial experience in the community banking industry. He brings a wide-ranging understanding of the bank management, finance and operations. His leadership ability, judgment and prior business executive experience led the Board to elect him as Chairman of the Board.
Soo Hun Jung, M.D. Dr. Jung, age 75, has served as a Board member since the founding of the Bank in 2005. He is a medical doctor who has been in private medical practice since 1982. Dr. Jung obtained his medical degree from Pusan National University College of Medicine, Pusan, South Korea, in 1975. He subsequently completed his general surgery internship at Mount Sinai Hospital, New York, in 1979 and his internal medicine residency at Hospital of the Good Samaritan (affiliated with U.S.C. Medical School) Los Angeles, in 1982. Dr. Jung is affiliated with various hospitals and medical associations. He is a Member of the Board of Good Samaritan Medical Practice Association; Good Samaritan Hospital, and Korean-American Medical Group. In addition, he is a member of American Medical Association, American College of Physicians, and Korean Medical Association. He serves as Clinical Assistant Professor of Medicine for U.S.C. School of Medicine. As a long-term member of the Board, Mr. Jung has a broad-based understanding of the Company and the Bank and is deeply committed to the community through his medical practice and affiliations with medical organizations and associations.
Hyung J. Kim. Mr. Kim, age 62, has served as a Board member since 2023. He is a founder and CEO of KLK Capital Management LLC, California-based investment firm. Prior to establishing his own investment firm, he served as Vice President at Merrill Lynch, with more than 20 years of experience in the finance industry. In addition to receiving his Bachelor of Arts in Chemistry from Binghamton University, he holds his Certified Financial Planner professional designation and the Financial Industry Regulatory Authority (FINRA) Series 3, 7, and 66 licenses. With his extensive knowledge and understanding of macroeconomics and finance, he contributes to the Board with historical economic trends, current headlines, and forecasting economic trends.
Min J. Kim. Ms. Kim, age 65, has served as the President and Chief Executive Officer and a member of the Board of the Company and the Bank since April 2010. She has over 39 years of banking experience in the Korean banking community. Prior to joining the Bank, she served as Chief Executive Officer and President of Nara Bancorp and Nara Bank (now Bank of Hope and Hope Bancorp Inc) for three and half years assuming those positions in 2006. From 1996 to March 2006, Ms. Kim served in various executive positions with Nara Bancorp and Nara Bank, including Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, and Senior Vice President and Chief Credit Administrator. Prior to joining Nara Bancorp and Nara Bank in 1995, Ms. Kim served in numerous positions with Hanmi Bank, including Vice President and Manager of the Western Street Branch of Hanmi Bank in Los Angeles from 1985 to 1995. Ms. Kim has a Bachelor of Sciences degree in Finance from the University of Southern California. Ms. Kim contributes to the Board her breadth of knowledge of the Company’s bank business, markets, community and culture. She provides the Board with an overall perspective of all facets of the Company’s business, financial condition and strategic direction.
Sunny Kwon. Ms. Kwon, age 68, has served as a Board member since 2023. She is the President of UNI & Good Friend Insurance, an independent retail insurance brokerage in the Greater Los Angeles area. She has over 40 years of leading insurance experience within the Korean and American insurance industries. She has also been an active, founding member of KAIFPA, the Korean American Insurance and Financial Professional Association, since 1985, where she has not only held a Board Member seat since then but has been Board Chair in 2002-2003 and 2020-2022. Ms. Kwon commenced her active Member Advisory Council of United Valley Agencies in 2022. She is serving as a Board Member of the Korean American Chamber of Commerce of Orange County in 2023.
Yong Sin Shin. Ms. Shin, age 65, has served as a Board member since the founding of the Bank in 2005. She is the President and Secretary of CJS Groups Inc (DBA Bicici & Coty Fashion), an apparel manufacturer and wholesaler in Los Angeles, California which she founded in 1994. Ms. Shin was a fashion designer and co-manager of Coty Fashion in Sao Paulo, Brazil, from 1985 to 1994. Ms. Shin obtained her Bachelor of Science in Dietary Nutrition from University of Sao Paulo, Sao Paulo, Brazil, in 1982. Ms. Shin co-founded her own manufacturing and wholesale business in Los Angeles, California and contributes to the Board her substantial business acumen developed though years of proven entrepreneurial success. Also as an active member of the Korean American Chamber of Commerce in Los Angeles she brings to the Board various business and cultural insights from the local community.
Myung Shin Sohn. Mr. Sohn, age 51, has served as a Board member since 2024. He is the Managing Partner of Dow & Sohn CPAs, Professional Corporation, and has over 15 years of distinguished experience in the public accounting industry. With his deep understanding of Generally Accepted Accounting Principles (GAAP) and Generally Accepted Audit Standards (GAAS), he provides accounting, tax, and business consulting services to domestic and international companies across the United States. His expertise extends to international tax compliance issues and Korean International Financial Reporting Standards (KIFRS) allowing him to offer comprehensive solutions tailored to clients operating in a global landscape. Mr. Sohn graduated with a Master of Business Administration in Accountancy from California State University Fullerton. In addition to his professional accomplishments, he is deeply committed to making impactful contributions to the community. From 2018 to 2023, he served as a Publication and Social Networking Service (SNS) Officer at the Korean-American CPA Society of Southern California (KACPA) playing a pivotal role in advancing the organization's mission and objectives. Presently, he holds the position of Chief Financial Officer at the Korea Franchise Association USA (KFAUSA) and the Korean American United Foundation (KAUF), where he contributes significantly to the growth and success of these non-profit organizations.
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
Each member of the Audit Committee meets the independence criteria as defined by applicable rules and regulations of the SEC for audit committee membership and is independent and is “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The members of the Audit Committee are Brian Choi, Soo Hun Jung, M.D., Sunny Kwon, Hyung J. Kim, Yong Sin Shin, and Myung Shin Sohn (committee chair). The Audit Committee met twelve times in 2024.

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

The members of the Human Resources & Compensation Committee are Brian Choi, Soo Hun Jung, M.D., Sunny Kwon (committee chair), Hyung J. Kim, Yong Sin Shin, and Myung Shin Sohn. The Committee met six times in 2024.
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
The members of the Nomination & Governance Committee are Brian Choi (committee chair), Soo Hun Jung, M.D, Sunny Kwon, Hyung J. Kim, Yong Sin Shin, and Myung Shin Sohn. The Committee met four times during 2024.

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth certain information regarding our executive officers, including their names, ages and positions. The ages indicated in the table are as of March 28, 2025.

Name	Age	Position
Min J. Kim	65	President and Chief Executive Officer of the Company and the Bank
Sang K. Oh	53	Executive Vice President and Chief Executive Officer In Transit of the Company and the Bank
Christine Y. Oh	58	Executive Vice President and Chief Operating Officer of the Company and the Bank
Jaehyun Park	53	Executive Vice President and Chief Financial Officer of the Company and the Bank
Yeong Gwon Pak	54	Executive Vice President and Chief Credit Officer of the Company and the Bank
Ki Won Yoon	64	Executive Vice President and Chief Lending Officer of the Bank
Ryan Shin	52	Executive Vice President and Chief SBA Officer of the Bank
Jae H. Park	46	Executive Vice President and Chief Risk Officer of the Bank
Wesley Won	53	Executive Vice President and Chief Technology Officer of the Bank

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
Sang K. Oh. Mr. Oh was appointed Executive Vice President and Chief Executive Officer of the Bank and the Company in August 2024. Prior to the appointment, he served as Executive Vice President and Chief Credit Officer of the Company and the Bank since October 2020. Mr. Oh has over 28 years of banking experience, all with Bank of Hope, Los Angeles, California. Prior to joining the Bank, he served as Senior Vice President and Senior Credit Administrator at Bank of Hope since 2007, and served in a various senior lending positions with Bank of Hope since 1997. Mr. Oh has a Bachelor of Arts in Business Economics with a Minor in Accounting from the University of California, Los Angeles, and is a graduate of Pacific Coast Banking School.
Christine Y. Oh. Ms. Oh was appointed Executive Vice President and Chief Operating Officer of the Company and the Bank in March 2025, after serving as Chief Financial Officer of the Bank since July 2010 and of the Company since March 2016. Ms. Oh has over 34 years of banking experience. Prior to joining the Bank, from January 2010 to July 2010 she served as Interim Chief Financial Officer and Controller of Nara Bank and Nara Bancorp (now Bank of Hope and Hope Bancorp Inc, respectively), headquartered in Los Angeles, California. Prior to assuming those former positions, Ms. Oh served as Senior Vice President and Controller of Nara Bancorp and Nara Bank. Ms. Oh served as Interim Chief Financial Officer of Nara Bancorp and Nara Bank from March 2005 to July 2005. She joined Nara Bank in 1993. Prior to joining Nara Bank, Ms. Oh was a credit analyst at Center Bank where she started her banking career in 1991. Ms. Oh has a Bachelor of Science in Accounting from California State University, Northridge.
Jaehyun Park. Mr. Park was appointed as Executive Vice President and Chief Financial Officer of the Company and the Bank in March 2025. Prior to the appointment, he has served Senior Vice President and Controller of the Company and the Bank since June 2014. Prior to joining the Bank, Mr. Park had served various roles in finance areas at Nara Bank (now Bank of Hope), headquartered in Los Angeles, California since April 2005. Mr. Park holds a Bachelor of Science in Economics from Korea University, South Korea, a Master of Science in Finance and a Juris Doctor from Suffolk University in Boston, Massachusetts.
Yeong Gwon Pak. Mr. Pak previously served as Senior Vice President and District Manager at Bank of Hope from July 2022 until his departure in December 2024. Prior to that he had served in various executive roles at Commonwealth Business Bank since June 2015, including, most recently, as Executive Vice President and Chief Lending Officer from June 2020 to June 2022. Mr. Pak has more than 20 years of banking experience in community banks throughout the greater Los Angeles area, and has a Bachelor of Arts in Molecular and Cellular Biology from the University of California, Berkeley.
Ki Won Yoon. Ms. Yoon has served as Executive Vice President and Chief Lending Officer since October 2013. Ms. Yoon has over 37 years of relevant lending experience, with strong ties in the Korean-American business community.

Prior to joining Open Bank, Ms. Yoon was District Manager at BBCN Bank (now Bank of Hope and Hope Bancorp Inc), which she joined in 1999, and where she managed a loan portfolio of over $450 million. Ms. Yoon has a Bachelor of Arts in Food & Nutrition from Sook Myung Women’s University and is a graduate of Pacific Coast Banking School.
Ryan Shin. Mr. Shin has served as Executive Vice President and Chief SBA Officer of the Bank since February 2022. Mr. Shin has over 26 years of banking experience including 12 years as Senior Vice President & SBA Manager of Open Bank during which he led the Bank’s SBA lending by establishing the department structure and expanding the loan production. Prior to joining the Bank, he served as Senior Vice President & SBA Manager of US Metro Bank, Mirae Bank and Pacific Union Bank. Mr. Shin has a Bachelor of Science in Business Administration with Accounting concentration from California State University, Fullerton.
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
Wesley Won Mr. Won was appointed Executive Vice President and Chief Technology Officer in March 2025. He previously served as Senior Vice President and Chief Information Officer since April 2022 and has been with the Bank since September 2010, initially joining as MIS Manager. With over two decades of experience in financial technology and operations, Mr. Won held various leadership roles in Information Technology at Hanmi Bank from 2001 to 2009 and at Nara Bank (now Bank of Hope) from 1996 to 2009. Before his banking career, he honorably served in the U.S. Marine Corps. Mr. Won holds a Master of Business Administration from the Graziadio School of Business and Management at Pepperdine University in Malibu, California.
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
Board of Directors
Board Independence
In 2024, six out of seven members of the Board of Directors were independent directors, as defined by the applicable rules and regulations of the Nasdaq Stock Market, as follows:
Brian Choi, Chairman of the Board
Soo Hun Jung, M.D.
Hyung J. Kim
Sunny Kwon
Yong Sin Shin
Myung Shin Sohn
Board and Committee Meeting Attendance
During the fiscal year ended December 31, 2024, our Board of Directors held a total of fourteen meetings. Each incumbent director who was a director during 2024 attended each such meeting and each meeting held by the standing committees of the Board on which such director served.

Director Attendance at Annual Meetings of Shareholders
The Board believes it is important for all directors to attend the Annual Meeting of Shareholders in order to show their support for the Company and to provide an opportunity for shareholders to communicate any concerns to them. The Company’s policy is to encourage, but not require, attendance by each director at the Company’s Annual Meeting of Shareholders. All of the directors of the Company are encouraged to attend the Annual Meeting of Shareholders and at the 2024 Annual Meeting of Shareholders all of our directors were in attendance.
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
Code of Business Conduct and Business Ethics Policy

Our Board of Directors has adopted a Code of Business Conduct and Business Ethics Policy that applies to all of our directors and employees. The code provides fundamental ethical principles to which these individuals are expected to adhere to and will operate as a tool to help our directors, officers and employees understand the high ethical standards required for employment by, or association with, our Company. This policy governs whistleblowing and the protection of whistleblowers, related party transactions, conflicts of interest, and a variety of other requirements applicable to our officers and directors. Additionally, our Code of Business Conduct and Business Ethics Policy sets forth our insider trading policies and governs the purchase, sale, hedging and other acquisitions and dispositions of our securities, as well as the securities of publicly traded companies with whom we have a business relationship, and is designed to promote compliance with all applicable insider trading laws, listing standards, rules and regulations. Our Code of Business Conduct and Business Ethics Policy is available on our website at www.myopenbank.com under the “Investor Relations” tab. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website, as well as any other means required by Nasdaq Stock Market rules.
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

To the Company’s knowledge based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with during the year ended December 31, 2024, with the exception of the following:

Name	Transaction	Date Filed
Ryan Shin	Acquisition of Restricted Stock Units	Form 4 filed 5/31/2024
Brian Choi	Acquisition of Restricted Stock Units; Acquisition of Common Stock	Form 4 filed 7/2/2024
Soo Hun Jung	Acquisition of Restricted Stock Units; Acquisition of Common Stock	Form 4 filed 7/2/2024
Yong Sin Shin	Acquisition of Restricted Stock Units; Acquisition of Common Stock	Form 4 filed 7/2/2024
Hyung J. Kim	Acquisition of Restricted Stock Units; Acquisition of Common Stock	Form 4 filed 7/2/2024
Sunny Kwon	Acquisition of Restricted Stock Units; Acquisition of Common Stock	Form 4 filed 7/2/2024
Ernest Dow	Acquisition of Common Stock	Form 4 filed 7/2/2024

Item 11. Executive Compensation.

The following table sets forth information regarding the compensation paid, awarded to, or earned for our fiscal years ended December 31, 2024 and 2023 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards		Non Equity Incentive Plan Compensation (2)	Other Compensation (3) ($)	Total Compensation ($)
Min J. Kim	2024	$576,300	$—		$315,900	$23,100	$915,300
President and Chief Executive Officer	2023	562,185	—		557,300	27,778	1,147,263

Christine Y. Oh	2024	337,461	—		65,700	22,648	425,809
Executive Vice President and Chief Financial Officer	2023	324,458	97,200	(1)	112,700	21,868	556,226

Sang K. Oh	2024	287,390	—		55,900	19,086	362,376
Executive Vice President and Chief Credit Officer	2023	276,317	—		96,300	18,979	391,596

(1)On May 25, 2023, the Company granted 12,000 shares of stock awards to Ms. Oh. The grant date fair value was based on the number of shares granted and the closing price of the Company's stock on the grant date, which was $8.10.
(2)Cash bonuses awarded under the Company's Management Incentive Plan, described below. Amounts for 2024 were determined and paid in March 2025.

(3)Other Compensation for the named executive officers for our fiscal year ended December 31, 2024 includes the following:

Name	Perquisites (i)	Company 401(k) Match (ii)	Total “Other Compensation”
Min J. Kim	$2,400	$20,700	$23,100
Christine Y. Oh	2,400	20,248	22,648
Sang K. Oh	2,400	16,686	19,086

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
2024 Risk Assessment
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
Management Incentive Plan
The Company offers eligible executives an opportunity to earn cash bonuses in addition to their annual base salaries. Each year the management incentive plan (“Management Incentive Plan”) is reviewed and approved by the HRCC. The Management Incentive Plan for 2024 and 2023 provides an opportunity for the executive officers and key employees to earn a bonus up to their designated percentage cap based on their base salary. The limits for the Management Incentive Plan for 2024 and 2023 were up to 100% of the annual base salary respectively for the President and Chief Executive Officer and up to 35% of their annual base salary respectively for the other executive officers.

Specific bonuses payouts are recommended by the President and Chief Executive Officer to the HRCC. The HRCC reviews the recommendations and based on its evaluation, recommends the final bonus amounts paid. In addition, the Board has the discretion to approve any additional cash bonuses or adjustments to the accrual and/or distribution under the Management Incentive Plan as they deem appropriate and in line with the profits and the growth of the Company. However, no eligible executive would receive a bonus if he or she achieved less than 80% of performance goals set forth in the Management Incentive Plan for 2024 and 2023. The availability of bonuses and the amounts earned is based on various metrics approved by the HRCC. These metrics may change from year to year.

For 2024, the President and Chief Executive Officer and the other executive officers were each assigned Bank Goals and Individual Goals with different weight allocations. The Bank Goals consisted of achieving three financial targets: ROA of 1.01%, return on equity (“ROE”) of 11.30% and an efficiency ratio of 57.35%. The Individual Goals were customized to each individual’s respective responsibilities. For the President and Chief Executive Officer, the weight allocation was 70% in Bank Goals and 30% in Individual Goals. For the other executive officers, the weight allocation was 60% in Bank Goals and 40% in Individual Goals. In 2024, our ROA was 0.92%, ROE was 10.68%, and the efficiency ratio was 61.19%. Based on the Bank and Individual performance, the HRCC determined that Ms. Kim should receive a bonus amount of $315,900, equal to 54.8% of her annual base salary for 2024, Ms. Oh should receive $65,700, equal to 19.4% of her annual base salary for 2024 and Mr. Oh should receive $55,900, equal to 19.3% of his annual base salary for 2024.

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
Open Bank Employee’s 401(k) Plan. The Open Bank Employee’s 401(k) Plan is designed to provide retirement benefits to all eligible full-time and part-time employees of the Company and its subsidiary. The 401(k) Plan provides employees with the opportunity to save for retirement on a tax-favored basis. Named executive officers, all of whom were eligible during 2024, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer 1% to 100% of their compensation to the 401(k) Plan up to the applicable IRS limit. We currently match employee contributions on the first 6% of employee compensation ($1 for each $1). The Company match is contributed in the form of cash and is invested according to the employee’s current investment allocation. No discretionary profit sharing contribution was made to the 401(k) Plan for 2024 or 2023.
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
Perquisites. We provide our named executive officers with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The HRCC periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. Based on this periodic review, perquisites are awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2024 included a cell phone allowance.

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
The 2021 Plan authorized up to 1,500,000 shares of the Company's common stock for issuance of equity awards including stock options and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2024, 250,088 restricted stock units at an average issue price of $11.78 were outstanding. There were no stock options granted under the 2021 Plan. As of December 31, 2024, 1,078,188 shares were available for future grants in either stock options or restricted stock awards under the 2021 Plan.
The 2021 Plan authorized up to 1,500,000 shares of the Company's common stock for issuance of equity awards including stock options and restricted stock units. Option exercise prices are the fair market value of the underlying stock as of the grant date. Restricted stock units are valued at the fair market value on the date of grant. As of December 31, 2024, 250,088 restricted stock units at an average issue price of $11.78 were outstanding. There were no stock options granted under the 2021 Plan. As of December 31, 2024, 1,078,188 shares were available for future grants in either stock options or restricted stock awards under the 2021 Plan.
Outstanding Equity Awards
The following table provides information for each of our named executive officers regarding outstanding stock awards held by the officers as of December 31, 2024.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Christine Y. Oh	18,000	$284,580
Sang K. Oh	18,000	284,580

(1)This column represents the unvested restricted stock units granted. With regard to 18,000 restricted stock units for Ms. Oh, 10,000 restricted stock units vest at the end of three years from the date of grant of February 24, 2022 and 12,000 restricted stock units vest 1/3rd per year from the date of grant of May 25, 2023, subject to continuing service. With regard to 18,000 restricted stock units for Mr. Oh, 45,000 restricted stock units vest 1/5th per year from the date of grant of June 24, 2021, subject to continuing service.
(2)The market value of the shares of restricted stock units that have not vested is calculated by multiplying the number of shares of stock underlying the restricted stock units that have not vested by the closing price of our common stock as of December 31, 2024, which was $15.81.
Director Compensation

The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Min J. Kim, whose compensation is disclosed under “—Summary Compensation Table”) during 2024. Officers do not earn additional compensation for director service.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)(3)	Total
Brian Choi	$84,000	$41,999	$125,999
Soo Hun Jung, M.D.	60,000	30,002	90,002
Hyung J. Kim	60,000	30,002	90,002
Sunny Kwon	60,000	30,002	90,002
Yong Sin Shin	60,000	30,002	90,002
Myung Shin Sohn	35,000	30,002	65,002

(1)Excludes reimbursement for traveling and other expenses and stock-based expenses relating to equity awards granted in prior years under our equity plans.
(2)On June 27, 2024, the Company granted an aggregate 20,646 shares of stock awards to directors (excluding Ms. Kim). The grant date fair value was based on the number of shares granted and the closing price of the Company's stock on the grant date, which was $9.30.
(3)The following table presents the number of shares underlying unvested stock awards held by each of our directors as of December 31, 2024.

Name	Number of Shares Underlying Unvested Stock Awards
Brian Choi	4,516
Ernest E. Dow	3,226
Soo Hun Jung, M.D.	3,226
Hyung J. Kim	3,226
Sunny Kwon	3,226
Yong Sin Shin	3,226
Myung Shin Sohn	3,226

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

Grants of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Our policy is to not grant stock options in anticipation of the release of material nonpublic information, such as a significant positive or negative earnings announcement, and not time the public release of such information based on grant dates. Additionally, we do not grant stock options or similar equity awards during periods in which there is material nonpublic information about the Company or Bank, including (i) during our “blackout” periods or outside “trading windows” established under our Insider Trading Policy or (ii) at any time between four business days prior to or one business day following the filing of our periodic reports or a Form 8-K that discloses material nonpublic information. These restrictions do not apply to restricted stock awards, restricted stock units, or other types of equity awards that do not include an exercise price related to the market price of our common stock on the date of grant.

Our executive officers are not permitted to choose the grant date for their grants. The grants are effective on the date on which they are approved. However, if such date is during a blackout or a filing window, the grants will not be effective until after the second business day following the earnings announcement, unless such day is within a filing window, in which case such grants will not be effective until after the second business day following the filing of the applicable report.

During the 2024 fiscal year, none of our NEOs were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such reports. We do not backdate or reprice stock options or other equity awards.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial Ownership of Common Stock
The following table sets forth information as of March 21, 2025, pertaining to beneficial ownership of the Company’s common stock by persons known to the Company to own 5% or more of the Company’s common stock, nominees to be elected to the Board of Directors, the executive officers named in the Summary Compensation Table presented in this proxy statement, and all directors and executive officers of the Company, as a group. This information has been obtained from the Company’s records, or from information furnished directly by the individual or entity to the Company.

For purposes of the following table, shares issuable pursuant to stock options which may be exercised within 60 days of March 21, 2025, are deemed to be issued and outstanding and have been treated as outstanding in determining the amount and nature of beneficial ownership and in calculating the percentage of ownership of those individuals possessing such interest, but not for any other individuals.

Name of Beneficial Owner (1)	Shares Beneficially Owned (2) (3)		Percent of Class
Directors and Executive Officers:
Brian Choi	1,303,562		8.74%
Soo Hun Jung, M.D.	241,988		1.62%
Hyung J. Kim	3,601		0.02%
Sunny Kwon	3,601		0.02%
Yong Sin Shin	494,036		3.31%
Myung Shin Sohn	20,400		0.14%
Min J. Kim	611,425		4.10%
Sang K. Oh	27,000		0.18%
Christine Y. Oh	136,790		0.92%
All directors and executive officers as a group (15 individuals)	2,978,250		19.97%
Manulife Financial Corporation	887,695	(3)	5.95%
AllianceBernstein L.P.	807,646	(4)	5.42%

(1)Except as otherwise noted, the address for all persons is c/o OP Bancorp, 1000 Wilshire Boulevard, Suite 500, Los Angeles, California 90017.
(2)Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.
(3)Represents the number of common shares beneficially owned by Manulife Financial Corporation (“MFC”) and MFC’s indirect, wholly-owned subsidiaries, Manulife Investments (US) LLC (“MIM (US)”) and Manulife Investment Management Limited (“MIML”). The address of MFC and MIMIL is 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5 and the address of MIM (US) is 197 Clarendon Street, Boston, Massachusetts 02116. The foregoing information has been obtained from the shareholder’s Schedule 13G filed with the SEC on February 14, 2022.

(4)Represents the number of common shares beneficially owned by AllianceBernstein L.P. The address of AllianceBernstein L.P. is 501 Commerce Street, Nashville, TN 37203. The foregoing information has been obtained from the shareholder’s Schedule 13G filed with the SEC on February 14, 2024.
The following table summarizes our equity compensation plans as of December 31, 2024:

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	250,088	$11.78	1,078,188
Equity compensation plans not approved by security holders	—	—	—
Total	250,088	$11.78	1,078,188

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
Certain of our officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with us in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. Any loans we originate with officers, directors and principal shareholders, as well as their immediate family members and affiliates, are approved by our Board of Directors in accordance with the bank regulatory requirements

As of December 31, 2024, our officers and directors as well as their immediate families and affiliated companies, taken as a group, were not indebted directly or indirectly to us, while deposits from this group totaled $2.3 million as of such date. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.
Open Stewardship Foundation
In 2011, the Open Stewardship Foundation, a non-profit organization, was created to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. We have committed to fund the Foundation in an amount equal to 10% of our consolidated annual income after taxes each year. We also permit the Foundation to use our premises for activities on behalf of non-profit organizations. This commitment is included in our annual operating budget each year and the Board of Directors and management believe that such activities have benefited us through stronger and expanded business relationships within the Korean-American community. Since inception, we have donated over $17.5 million to the Foundation, aiding over 230 local non-profits. The Foundation’s Board of Directors is comprised of five of our current and former directors, Brian Choi, Ernest E. Dow, Min J. Kim, Soo Hun Jung, and Yong Sin Shin. Our Chief Financial Officer serves as the president of the Foundation. Our directors and officers receive no additional compensation for their service at the Foundation. The Board of Directors of the Foundation maintains a selection committee that is responsible for reviewing and recommending grant applications from local nonprofits. The selection committee has four members annually selected by the Foundation Board of Directors. We do not control the Foundation’s activities, and accordingly, we do not consolidate the financial statements of the Foundation.
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

Director Independence

In 2024, six out of seven members of the Board of Directors were independent directors, as defined by the applicable rules and regulations of the Nasdaq Stock Market, as follows:

Brian Choi, Chairman of the Board
Soo Hun Jung, M.D.
Hyung J. Kim
Sunny Kwon
Yong Sin Shin
Myung Shin Sohn
Item 14. Principal Accountant Fees and Services.
The following table summarizes the aggregate fees billed to the Company by its independent auditor:

Category of Services	Fiscal Year 2024	Fiscal Year 2023
Audit fees(1)	$673,050	$597,795
Audit-related fees	—	—
Tax fees(2)	69,221	57,008
All other fees	—	—
Total accounting fees	$742,271	$654,803

(1)Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal controls for 2024, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(2)Tax fees were related to tax services provided to Company, including annual Federal and State tax return, quarterly tax estimates, and any assistance, review, or resolution of tax notice.
The ratio of Tax fees and All other fees to Total accounting fees was 9.3% for 2024 and 8.7% for 2023.
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
Item 15. Exhibits and Financial Statements.

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

19.1	OP Bancorp Insider Trading Policy, filed herewith

21.1	Subsidiaries of OP Bancorp (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

23.1	Consent of Crowe, LLP, filed herewith.

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

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	OP Bancorp Incentive Compensation Recovery Policy, filed herewith.

101.INS	Inline XBRL Instance Document, filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP Bancorp

Date: March 28, 2025	By:	/s/ MIN J. KIM
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

Signature / Name	Title	Date
/s/ MIN J. KIM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2025
Min J. Kim

/s/ JAEHYUN PARK	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2025
Jaehyun Park

/s/ BRIAN CHOI	Director	March 28, 2025
Brian Choi

/s/ SOO HUN JUNG	Director	March 28, 2025
Soo Hun Jung

/s/ HYUNG J. KIM	Director	March 28, 2025
Hyung J. Kim

/s/ SUNNY KWON	Director	March 28, 2025
Sunny Kwon

/s/ YONG SIN SHIN	Director	March 28, 2025
Yong Sin Shin

/s/ MYUNG SHIN SOHN	Director	March 28, 2025
Myung Shin Sohn

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of OP Bancorp
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OP Bancorp (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Allowance for Credit Losses – Loans

As of December 31, 2024, the Bank had a gross loan portfolio of $1.96 billion and a related allowance for credit losses (ACL) on loans of $24.8 million. As described in Notes 1 and 3 to the financial statements, the Company uses a probability of default (PD)/loss given default (LGD) quantitative model using transition matrices and a qualitative framework to estimate expected credit losses on loans held for investment. The quantitative component of the model provides forecasts of PD and LGD based on forecasted national unemployment rates using regression analysis and under a weighted multiple scenario approach. The Company’s qualitative framework is designed to quantify the credit risk impact of other trends and changes within the loan portfolio. The parameters for making adjustments are established under a credit risk matrix that provides different possible scenarios for the qualitative factor adjustments.

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

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls over management’s determination of qualitative factor adjustments, including relevance and reliability of data used to develop the qualitative factor adjustments, the mathematical accuracy of qualitative factor adjustments derived from management’s credit risk matrix, the appropriateness of the qualitative framework and the reasonableness of management’s judgments and significant assumptions used to develop the qualitative factor adjustments.

•Substantively testing management’s process for developing the qualitative factor adjustments, which included testing the relevance and reliability of data used to develop the qualitative factor adjustments, evaluating the mathematical accuracy of qualitative factor adjustments derived from management’s credit risk matrix, evaluating the appropriateness of the qualitative framework and evaluating the reasonableness of significant assumptions used in the development of the qualitative factor adjustments.

•Analytically comparing trends within the qualitative factors to trends within the portfolio and other economic data for reasonableness, which included comparison to the prior period end and evaluating the reasonableness of the qualitative factors as of period end.
Crowe LLP
We have served as the Company's auditor since 2016.
Costa Mesa, California
March 28, 2025

OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands)	2024	2023
ASSETS
Cash and cash equivalents	$134,943	$91,216
Available-for-sale debt securities, at fair value	185,909	194,250
Other investments	16,437	16,276
Loans held for sale	4,581	1,795
Loans receivable, net of allowance for credit losses of $24,796 and $21,993 as of December 31, 2024 and 2023, respectively	1,932,056	1,743,852
Premises and equipment, net	5,449	5,248
Accrued interest receivable	9,188	8,259
Servicing assets	10,834	11,741
Company owned life insurance	22,912	22,233
Deferred tax assets, net	14,893	13,309
Other real estate owned	1,237	—
Operating right-of-use assets	7,415	8,497
Other assets	20,159	31,054
Total assets	$2,366,013	$2,147,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$504,928	$522,751
Interest-bearing:
Money market and others	329,095	399,018
Time deposits greater than $250	565,813	433,892
Other time deposits	627,449	451,897
Total deposits	2,027,285	1,807,558
Federal Home Loan Bank advances	95,000	105,000
Accrued interest payable	16,067	12,628
Operating lease liabilities	7,857	9,341
Other liabilities	14,811	20,577
Total liabilities	2,161,020	1,955,104
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock – no par value; 50,000,000 shares authorized as of December 31, 2024 and 2023; 14,819,866 and 15,000,436 shares issued and outstanding as of December 31, 2024 and 2023, respectively	73,697	76,280
Additional paid-in capital	11,928	10,942
Retained earnings	134,781	120,855
Accumulated other comprehensive loss	(15,413)	(15,451)
Total shareholders’ equity	204,993	192,626
Total liabilities and shareholders' equity	$2,366,013	$2,147,730

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2024	2023	2022
INTEREST INCOME
Interest and fees on loans	$124,361	$110,463	$82,864
Interest on available-for-sale debt securities	6,227	6,131	3,351
Other interest income	7,032	5,071	1,997
Total interest income	137,620	121,665	88,212
Interest expense
Interest on deposits	68,121	49,435	11,210
Interest on borrowings	3,891	3,543	91
Total interest expense	72,012	52,978	11,301
Net interest income	65,608	68,687	76,911
Provision for credit losses	2,757	1,651	2,976
Net interest income after provision for credit losses	62,851	67,036	73,935
NONINTEREST INCOME
Service charges on deposits	3,261	2,123	1,675
Loan servicing fees, net of amortization	2,898	2,449	2,416
Gain on sale of loans	8,313	7,843	12,285
Other income	1,955	1,766	1,243
Total noninterest income	16,427	14,181	17,619
NONINTEREST EXPENSE
Salaries and employee benefits	31,717	29,593	27,189
Occupancy and equipment	6,673	6,490	5,964
Data processing and communication	2,245	2,109	2,085
Professional fees	1,535	1,571	1,620
FDIC insurance and regulatory assessments	1,672	1,457	813
Promotion and advertising	533	614	543
Directors’ fees	640	680	682
Foundation donation and other contributions	2,108	2,400	3,393
Other expenses	3,076	2,812	2,541
Total noninterest expense	50,199	47,726	44,830
INCOME BEFORE INCOME TAX EXPENSE	29,079	33,491	46,724
Income tax expense	8,010	9,573	13,414
NET INCOME	$21,069	$23,918	$33,310
EARNINGS PER SHARE - BASIC	$1.39	$1.55	$2.15
EARNINGS PER SHARE - DILUTED	$1.39	$1.55	$2.14

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net income	$21,069	$23,918	$33,310
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale debt securities, net of tax effect	216	2,392	(16,646)
Change in unrealized loss on cash flow hedge, net	(178)	—	—
Total other comprehensive income (loss)	38	2,392	(16,646)
Comprehensive income	$21,107	$26,310	$16,664

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at January 1, 2022	15,137,808	$78,718	$8,645	$79,056	$(1,197)	$165,222
Net income	—	—	—	33,310	—	33,310
Other comprehensive loss	—	—	—	—	(16,646)	(16,646)
Stock issued under stock-based compensation plans, net of forfeiture	132,536	608	(81)	—	—	527
Stock-based compensation, net	—	—	1,179	—	—	1,179
Cash dividends declared ($0.44 per share)	—	—	—	(6,676)	—	(6,676)
Balance at December 31, 2022	15,270,344	79,326	9,743	105,690	(17,843)	176,916
Cumulative effect related to adoption of ASC 326, net of tax	—	—	—	(1,484)	—	(1,484)
Adjusted balance at January 1, 2023	15,270,344	79,326	9,743	104,206	(17,843)	175,432
Net income	—	—	—	23,918	—	23,918
Other comprehensive income	—	—	—	—	2,392	2,392
Stock issued under stock-based compensation plans, net of forfeiture	178,576	888	(98)	—	—	790
Stock-based compensation, net	—	—	1,297	—	—	1,297
Repurchase of common stock	(448,484)	(3,934)	—	—	—	(3,934)
Cash dividends declared ($0.48 per share)	—	—	—	(7,269)	—	(7,269)
Balance at December 31, 2023	15,000,436	76,280	10,942	120,855	(15,451)	192,626
Net income	—	—	—	21,069	—	21,069
Other comprehensive income	—	—	—	—	38	38
Stock issued under stock-based compensation plans, net of forfeiture	98,058	160	(197)	—	—	(37)
Stock-based compensation, net	—	—	1,183	—	—	1,183
Repurchase of common stock	(278,628)	(2,743)	—	—	—	(2,743)
Cash dividends declared ($0.48 per share)	—	—	—	(7,143)	—	(7,143)
Balance at December 31, 2024	14,819,866	$73,697	$11,928	$134,781	$(15,413)	$204,993

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$21,069	$23,918	$33,310
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	2,757	1,651	2,976
Depreciation and amortization of premises and equipment	1,361	1,336	1,367
Amortization of net premiums on securities	59	235	629
Amortization of servicing assets	3,748	4,418	4,385
Accretion of net discounts on loans	(2,216)	(2,840)	(4,868)
Amortization of low income housing partnerships	1,696	1,325	697
Stock-based compensation, net	1,183	1,297	1,179
Deferred income taxes	(1,600)	626	1,081
Gain on sale of loans	(8,313)	(7,843)	(12,285)
Earnings on company owned life insurance	(679)	(620)	(479)
Net change in fair value of equity investment with readily determinable fair value	32	(48)	431
Origination of loans held for sale	(134,666)	(107,610)	(137,642)
Proceeds from sales of loans held for sale	137,352	154,593	196,531
Net change in:
Accrued interest receivable	(929)	(1,079)	(2,396)
Other assets	11,448	(7,543)	269
Accrued interest payable	3,439	9,857	2,213
Other liabilities	(4,397)	(3,831)	(3,664)
Net cash from operating activities	31,344	67,842	83,734
Cash flows from investing activities
Net change in loans receivable	(183,557)	(57,932)	(138,998)
Proceeds from matured, called, or paid-down securities available for sale	27,671	24,368	32,191
Purchase of company owned life insurance	—	—	(10,000)
Purchase of loans	(6,421)	(27,604)	(225,133)
Purchase of available-for-sale debt securities	(19,082)	(5,647)	(115,819)
Purchase of equity investments	(101)	(85)	(53)
Purchase of Federal Home Loan Bank stock	(87)	(4,045)	(1,477)
Purchase of premises and equipment, net	(1,562)	(2,184)	(1,412)
Investments in low-income housing partnerships	(4,282)	(2,843)	(1,076)
Net cash from investing activities	(187,421)	(75,972)	(461,777)
Cash flows from financing activities
Net change in deposits	219,727	(78,213)	351,705
Cash received from stock option exercises	160	888	608
Proceeds from Federal Home Loan Bank advances	20,000	105,000	—
Repayment of Federal Home Loan Bank advances	(30,000)	—	—
Repurchase of common stock	(2,743)	(3,934)	—
Cash dividend paid on common stock	(7,143)	(7,269)	(6,676)

Payments related to tax-withholding for vested restricted stock awards	(197)	(98)	(81)
Net cash from financing activities	199,804	16,374	345,556
Net change in cash and cash equivalents	43,727	8,244	(32,487)
Cash and cash equivalents at beginning of period	91,216	82,972	115,459
Cash and cash equivalents at end of period	$134,943	$91,216	$82,972
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$8,263	$8,393	$14,493
Interest	68,573	43,121	9,088
Supplemental noncash disclosure:
Initial recognition of right-of-use assets	$984	$1,369	$1,961
New commitments to low income housing partnership investments	—	6,000	5,000
Transfer of loan to other real estate owned	1,237	—	—

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
Segments: Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as one single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes net interest income, noninterest income and noninterest expenses (compensation and benefits, information services, occupancy and general, administrative and other) at the consolidated level to manage the Company’s operations.
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
Securities available for sale are measured at fair value and are subject to impairment testing. For securities available for sale in an unrealized loss position, management evaluates whether the decline in fair value has resulted in from a credit-related loss or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Management (1) recognizes an allowance for credit losses by a charge to earnings for the credit-related component of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value decline. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security. The Company does not recognize a separate allowance for expected credit losses for accrued interest receivable and records reversals of accrued interest receivable as reductions of interest income.

Other Investments: Other investments includes the followings: (i) Federal Home Loan Bank (“FHLB”) Stock - the Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income; (ii) Pacific Coast Bankers Bank (“PCBB”) Stock - the Bank is a member of PCBB. PCBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income; and (iii) the Company’s investment in a mutual fund to satisfy the Company’s requirements under the Community Reinvestment Act (“CRA”). CRA mutual fund is reported at fair value. Unrealized gains and losses on a CRA fund are recognized in other income in the Consolidated Statements of Income.
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

Allowance for Credit Losses: The Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of Current Expected Credit Losses, the Company elected not to consider accrued interest receivable in its estimated credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The Company uses transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. The Company incorporates future economic conditions using a weighted multiple scenario approach: baseline and adverse. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. Additionally, the Company aggregated loan portfolio based on similar risk characteristic. The Company does not recognize a separate allowance for expected credit losses for accrued interest receivable and records reversals of accrued interest receivable as reductions of interest income. The Company reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. Accrued interest receivable and the related allowance for expected credit losses is included as a component of other assets. The Company uses the Call Report codes and loan risk ratings for loan segmentation in allowance for credit losses.

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
Derivative Instruments and Hedging Activities: FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Other Real Estate Owned ("OREO"): Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for credit losses, if necessary. Other real estate owned is carried at the lower of our carrying value of the property or its fair value, less estimated carrying costs and costs of disposition. Fair value is based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses and related income of such properties and gains and losses on their disposition are included in other income or expenses.
Operating Lease Right of Use ("ROU') Assets and Lease Liabilities: The ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease terms include periods covered by options to extend or terminate the lease if we are reasonably certain to exercise such options. We use our incremental borrowing rate to determine the present value of our lease liabilities, and we do not recognize ROU assets or lease liabilities for short-term leases.

We determine if a contract arrangement is a lease at inception and we primarily enter into operating lease contracts for our branch locations, office space, and certain equipment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We did not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2024.
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
Earnings per Common Share: Basic and diluted earnings per share ("EPS") is based on the two-class method prescribed in ASC Topic 260, Earnings Per Share (ASC 260). Stock options and restricted stock awards are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock-based compensation plans. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.
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
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties recognized in the years ended December 31, 2024 or 2023.
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
FASB ASU No. 2023-02 - Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the Statement of Income as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The Company adopted ASU No. 2023-02 on January 1, 2024, and the adoption did not have a material impact on its consolidated financial statements.

FASB ASU No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. The Company adopted ASU 2023-07 in 2024 and it did not have an impact on the Company's financial position or results of operation as it impacts disclosures only.

Recently Issued Accounting Pronouncement under Evaluation

FASB ASU No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures. The amendments in this guidance must be applied prospectively, with the option to apply retrospectively. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of December 31, 2024 and 2023:

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$41,521	$—	$(4,445)	$37,076
Residential collateralized mortgage obligations	160,187	312	(17,458)	143,041
Municipal securities - tax exempt	5,830	37	(75)	5,792
Total AFS debt securities	$207,538	$349	$(21,978)	$185,909

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$48,318	$—	$(4,441)	$43,877
Residential collateralized mortgage obligations	162,142	67	(17,750)	144,459
Municipal securities - tax exempt	5,726	189	(1)	5,914
Total AFS debt securities	$216,186	$256	$(22,192)	$194,250

There were no sales of AFS debt securities during the years ended December 31, 2024 and 2023.

The amortized cost and estimated fair value of AFS debt securities as of December 31, 2024, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
One year or less	$22	$22
After one year through five years	1,172	1,134
After five years through ten years	2,817	2,577
After ten years	203,527	182,176
Total AFS debt securities	$207,538	$185,909

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of December 31, 2024 and 2023:

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$5,442	$(133)	$31,634	$(4,312)	$37,076	$(4,445)
Residential collateralized mortgage obligations	27,614	(214)	93,236	(17,244)	120,850	(17,458)
Municipal securities - tax exempt	895	(19)	1,788	(56)	2,683	(75)
Total AFS debt securities	$33,951	$(366)	$126,658	$(21,612)	$160,609	$(21,978)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$6,488	$(59)	$37,389	$(4,382)	$43,877	$(4,441)
Residential collateralized mortgage obligations	25,439	(177)	105,963	(17,573)	131,402	(17,750)
Municipal securities - tax exempt	1,842	(1)	—	—	1,842	(1)
Total AFS debt securities	$33,769	$(237)	$143,352	$(21,955)	$177,121	$(22,192)

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

As of December 31, 2024, the Company's AFS debt securities consisted of 90 securities, of which 84 were in an unrealized loss position.
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

All securities are performing and the Company believes that the unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, the Company did not have allowance for credit losses as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, there were no pledged securities to secure public deposits, borrowing and letters of credit from the Federal Home Loan Bank System ("FHLB") and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investments, which are included in other investments on the Consolidated Balance Sheets as of December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
FHLB stock	$12,615	$12,528
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified	3,532	3,463
Time deposits placed in other banks	100	95
Total other investments	$16,437	$16,276

The Company has equity investment in a mutual fund with readily determinable fair value of $3.5 million as of December 31, 2024 and 2023, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded unrealized losses of $32 thousand and unrealized gains of $48 thousand for the years ended December 31, 2024 and 2023, respectively. The unrealized gains (losses) of the mutual fund are included in other income in the consolidated statements of income.
Note 3. Loans and Allowance for Credit Losses on Loans

The following table presents the composition of the loan portfolio as of December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Commercial real estate	$980,247	$885,585
SBA—real estate	231,962	224,695
SBA—non-real estate	21,748	14,997
C&I	213,097	120,970
Home mortgage	509,524	518,024
Consumer	274	1,574
Gross loans receivable	1,956,852	1,765,845
Allowance for credit losses	(24,796)	(21,993)
Loans receivable, net(1)	$1,932,056	$1,743,852

(1)Includes net deferred loan fees and net unamortized discounts of $702 thousand as of December 31, 2024 and net deferred loan costs and net unamortized premiums of $140 thousand as of December 31, 2023.
No loans were outstanding to related parties as of December 31, 2024 and 2023.

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Balance as of January 1, 2022	$8,150	$2,022	$199	$2,848	$2,891	$13	$16,123
Provision for (reversal of) credit losses	(1,199)	(409)	66	(1,205)	5,935	(7)	3,181
Charge-offs	—	(14)	(127)	—	—	—	(141)
Recoveries	—	8	69	—	—	1	78
Balance as of December 31, 2022	6,951	1,607	207	1,643	8,826	7	19,241
Impact of CECL adoption	875	(238)	(142)	(320)	1,753	(4)	1,924
Provision for (reversal of) credit losses	723	321	73	(11)	466	10	1,582
Charge-offs	(686)	(46)	(35)	(97)	—	—	(864)
Recoveries	52	13	44	—	—	1	110
Balance as of December 31, 2023	7,915	1,657	147	1,215	11,045	14	21,993
Provision for (reversal of) credit losses	1,375	3,966	271	673	(3,361)	(11)	2,913
Charge-offs	—	(66)	(27)	(44)	—	—	(137)
Recoveries	—	—	27	—	—	—	27
Balance as of December 31, 2024	$9,290	$5,557	$418	$1,844	$7,684	$3	$24,796

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

As of December 31, 2024 and 2023, there were $7.7 million and $5.2 million, respectively, of collateral-dependent loans which are primarily secured by SBA—real estate and residential real estate. The allowance for credit losses allocated to these loans as of December 31, 2024 and 2023 was $1.2 million and $355 thousand, respectively.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024 and 2023, for which repayment is expected to be obtained through the sale of the underlying collateral.

($ in thousands)	Hotel / Motel	Retail	Single-Family Residential	Total(1)
As of December 31, 2024
Commercial real estate	$1,580	$363	$—	$1,943
SBA—real estate	3,702	2,006	—	5,708
Total	$5,282	$2,369	$—	$7,651
As of December 31, 2023
SBA—real estate	$2,923	$—	$—	$2,923
Home mortgage	—	—	2,241	2,241
Total	$2,923	$—	$2,241	$5,164

(1)    Excludes guaranteed portion of SBA loans of $15.2 million as of December 31, 2024. There was no guaranteed portion of SBA loans as of December 31, 2023.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of December 31, 2024 and 2023:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total(1)
As of December 31, 2024
Commercial real estate	$363	$1,580	$1,943	$—	$1,943
SBA—real estate	2,006	3,702	5,708	—	5,708
SBA—non-real estate	169	—	169	—	169
Total	$2,538	$5,282	$7,820	$—	$7,820
As of December 31, 2023
SBA—real estate	$2,302	$1,136	$3,438	$—	$3,438
SBA—non-real estate	154	—	154	—	154
Home mortgage	249	2,241	2,490	—	2,490
Total	$2,705	$3,377	$6,082	$—	$6,082

(1)    Excludes guaranteed portion of loans of $16.3 million and $2.0 million as of December 31, 2024 and 2023, respectively.
Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively and individually evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of December 31, 2024 and 2023:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due(1)	Loans Not Past Due	Total(2)
As of December 31, 2024
Commercial real estate	$—	$—	$362	$362	$979,885	$980,247
SBA—real estate	237	75	2,006	2,318	229,644	231,962
SBA—non-real estate	254	138	2	394	21,354	21,748
C&I	15	—	—	15	213,082	213,097
Home mortgage	2,774	5,594	—	8,368	501,156	509,524
Consumer	—	—	—	—	274	274
Total	$3,280	$5,807	$2,370	$11,457	$1,945,395	$1,956,852
As of December 31, 2023
Commercial real estate	$—	$—	$—	$—	$885,585	$885,585
SBA—real estate	1,868	932	1,983	4,783	219,912	224,695
SBA—non-real estate	154	—	—	154	14,843	14,997
C&I	—	—	—	—	120,970	120,970
Home mortgage	4,076	2,730	2,491	9,297	508,727	518,024
Consumer	—	—	—	—	1,574	1,574
Total	$6,098	$3,662	$4,474	$14,234	$1,751,611	$1,765,845

(1)Excludes guaranteed portion of loans of $8.7 million and $1.9 million as of December 31, 2024 and 2023, respectively.
(2)Excludes accrued interest receivables of $8.1 million and $7.3 million as of December 31, 2024 and 2023, respectively.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other than insignificant payment deferrals, other than insignificant term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. No charge-offs of previously modified loans were recorded for the years ended December 31, 2024 and 2023.

The following table presents the amortized cost of modified loans and the financial effects of the modification for the years ended December 31, 2024 and 2023 by loan class and modification type:

Year Ended December 31, 2024
	Modification Type				Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Interest Only	Term Extension	Total
Commercial real estate	$1,580	$—	$—	$1,580	0.16%
SBA—real estate(1)	3,702	391	—	4,093	1.76%
C&I	—	—	400	400	0.19%
Total	$5,282	$391	$400	$6,073

(1)Excludes guaranteed portion of SBA loans of $7.4 million.

Year Ended December 31, 2023
	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Term Extension	Total
Commercial real estate	$—	$625	$625	0.07%
SBA—real estate(1)	2,969	—	2,969	0.57%
SBA—non-real estate	131	—	131	0.87%
C&I	354	—	354	0.16%
Total	$354	$625	$4,079

(1)Excludes guaranteed portion of SBA loans of $2.4 million.

The Company tracks the performance of modified loans. A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received a modification within the last 12 months at December 31, 2024 that subsequently defaulted.

The Company had no additional commitments to lend to borrowers whose loans were modified as of December 31, 2024. The Company had additional commitments totaling $3.6 million to lend to borrowers whose loans were modified as of December 31, 2023.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents financial performance of such loans that have been modified in the last 12 months as of December 31, 2024 and 2023:

	Payment Performance as of December 31, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$1,580	$—	$—	$1,580
SBA—real estate(1)	4,093	—	—	4,093
C&I	400	—	—	400
Total	$6,073	$—	$—	$6,073

(1)Excludes guaranteed portion of SBA loans of $7.4 million.

	Payment Performance as of December 31, 2023
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$625	$—	$—	$625
SBA—real estate(1)	2,232	—	737	2,969
SBA—non-real estate	131	—	—	131
Home mortgage	354	—	—	354
Total	$3,342	$—	$737	$4,079

(1)Excludes guaranteed portion of SBA loans of $2.4 million.

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Year Ended December 31, 2024
Payment Delay:
Commercial real estate	Deferment of Payment by a weighted average of:	0.5 years
SBA—real estate	Deferment of Payment by a weighted average of:	0.9 years
Term Extension:
C&I	Extended term by a weighted average of:	0.6 years
Interest Only:
SBA—real estate	Interest only Payment by a weighted average of:	0.5 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Year Ended December 31, 2023
Payment Delay:
SBA—real estate	Deferment of Payment by a weighted average of:	0.7 years
SBA—non-real estate	Deferment of Payment by a weighted average of:	0.2 years
Home mortgage	Deferment of Payment by a weighted average of:	0.5 years
Term Extension:
Commercial real estate	Extended term by a weighted average of:	1.0 year

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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of December 31, 2024 and 2023:

	December 31, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$201,141	$85,056	$190,968	$137,425	$88,993	$250,291	$17,012	$—	$970,886
Special mention	—	—	579	2,246	—	—	—	—	2,825
Substandard	—	1,580	319	—	—	4,637	—	—	6,536
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$201,141	$86,636	$191,866	$139,671	$88,993	$254,928	$17,012	$—	$980,247
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass	$31,441	$26,508	$41,375	$18,819	$16,166	$72,440	$—	$—	$206,749
Special mention	—	—	2,345	—	—	739	—	—	3,084
Substandard	—	1,182	9,965	2,868	—	8,114	—	—	22,129
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$31,441	$27,690	$53,685	$21,687	$16,166	$81,293	$—	$—	$231,962
Current period charge-offs	$—	$—	$—	$66	$—	$—	$—	$—	$66
SBA—non-real estate
Pass	$10,443	$4,498	$1,837	$154	$1,303	$2,621	$—	$—	$20,856
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	483	—	157	154	—	—	794
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$10,443	$4,498	$2,320	$154	$1,460	$2,873	$—	$—	$21,748
Current period charge-offs	$—	$—	$—	$—	$—	$27	$—	$—	$27
C&I
Pass	$19,712	$11,525	$14,016	$18,122	$3,356	$2,664	$140,278	$3,024	$212,697
Special mention	—	—	—	—	—	—	400	—	400
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$19,712	$11,525	$14,016	$18,122	$3,356	$2,664	$140,678	$3,024	$213,097
Current period charge-offs	$—	$44	$—	$—	$—	$—	$—	$—	$44
Home mortgage
Pass	$42,112	$63,000	$284,208	$70,326	$17,749	$32,129	$—	$—	$509,524
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$42,112	$63,000	$284,208	$70,326	$17,749	$32,129	$—	$—	$509,524
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$27	$—	$—	$—	$—	$—	$247	$—	$274
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$27	$—	$—	$—	$—	$—	$247	$—	$274
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$304,876	$190,587	$532,404	$244,846	$127,567	$360,145	$157,537	$3,024	$1,920,986
Special mention	—	—	2,924	2,246	—	739	400	—	6,309
Substandard	—	2,762	10,767	2,868	157	12,905	—	—	29,459
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$304,876	$193,349	$546,095	$249,960	$127,724	$373,887	$157,937	$3,024	$1,956,852
Current period charge-offs	$—	$44	$—	$66	$—	$27	$—	$—	$137

(1)Excludes accrued interest receivables of $8.1 million as of December 31, 2024.

	December 31, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$97,114	$207,860	$154,872	$97,137	$138,908	$163,320	$21,059	$—	$880,270
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	319	—	—	—	4,996	—	—	5,315
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$97,114	$208,179	$154,872	$97,137	$138,908	$168,316	$21,059	$—	$885,585
Current period charge-offs	$—	$457	$121	$—	$91	$17	$—	$—	$686
SBA— real estate
Pass	$31,920	$44,504	$26,188	$22,732	$28,244	$64,442	$—	$—	$218,030
Special mention	—	—	—	—	—	1,428	—	—	1,428
Substandard	—	1,787	1,079	1,136	—	1,235	—	—	5,237
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$31,920	$46,291	$27,267	$23,868	$28,244	$67,105	$—	$—	$224,695
Current period charge-offs	$—	$—	$46	$—	$—	$—	$—	$—	$46
SBA—non-real estate
Pass	$5,408	$2,584	$200	$1,556	$950	$3,423	$—	$—	$14,121
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	591	—	—	—	187	—	—	778
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$5,408	$3,175	$200	$1,556	$950	$3,708	$—	$—	$14,997
Current period charge-offs	$—	$—	$—	$—	$—	$35	$—	$—	$35
C&I
Pass	$15,117	$17,939	$22,098	$4,695	$1,720	$1,734	$55,106	$2,561	$120,970
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$15,117	$17,939	$22,098	$4,695	$1,720	$1,734	$55,106	$2,561	$120,970
Current period charge-offs	$17	$—	$80	$—	$—	$—	$—	$—	$97
Home mortgage
Pass	$72,182	$304,346	$79,585	$18,634	$8,939	$31,848	$—	$—	$515,534
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,241	249	—	—	—	—	—	2,490
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$72,182	$306,587	$79,834	$18,634	$8,939	$31,848	$—	$—	$518,024
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$4	$—	$—	$—	$77	$—	$1,493	$—	$1,574
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$4	$—	$—	$—	$77	$—	$1,493	$—	$1,574
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$221,745	$577,233	$282,943	$144,754	$178,838	$264,767	$77,658	$2,561	$1,750,499
Special mention	—	—	—	—	—	1,428	—	—	1,428
Substandard	—	4,938	1,328	1,136	—	6,418	—	—	13,820
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$221,745	$582,171	$284,271	$145,890	$178,838	$272,711	$77,658	$2,561	$1,765,845
Current period charge-offs	$17	$457	$247	$—	$91	$52	$—	$—	$864

(1)Excludes accrued interest receivables of $7.3 million as of December 31, 2023.
Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Leasehold improvements	$10,019	$9,135
Furniture and fixtures	4,902	4,814
Equipment and others	3,831	3,504
Total premises and equipment	18,752	17,453
Accumulated depreciation	(13,303)	(12,205)
Total premises and equipment, net	$5,449	$5,248

Total depreciation expense included in occupancy and equipment expenses was $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of December 31, 2024 and 2023.
The following table presents an analysis of the changes in activity for loan servicing assets during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023
Beginning balance	$11,741	$12,759
Additions from loans sold with servicing retained	2,841	3,400
Amortized to expense	(3,748)	(4,418)
Ending balance	$10,834	$11,741

The fair value of the servicing assets was $16.2 million as of December 31, 2024, which was determined using discount rates ranging from 4.07% to 11.29% and prepayment speeds ranging from 12.90% to 13.60%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $17.2 million as of December 31, 2023, which was determined using discount rates ranging from 3.75% to 11.00% and prepayment speeds ranging from 12.80% to 13.20% depending on the stratification of the specific assets.
Note 6. Leases
As a lessee, the Company enters into leases of buildings and our real estate leases primarily relate to bank branches and office space from nonaffiliated parties with remaining lease terms ranging from 1 to 10 years as of

December 31, 2024. Certain lease arrangements contain extension option which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
As of December 31, 2024 and 2023, operating right-of-use (“ROU”) assets were $7.4 million and $8.5 million, respectively, and related liabilities were $7.9 million and $9.3 million, respectively. Short-term operating leases, which are defined as leases with term of twelve months or less, were not recognized as ROU assets with related lease liabilities as permitted under ASU No. 2016-02. The lease payments on short-term operating leases are immaterial. The Company did not have any finance leases as of December 31, 2024 and 2023.
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

The table below summarizes total lease cost for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Operating lease cost	$2,352	$2,280	$2,046
Variable lease cost	985	844	859
Total lease cost	$3,337	$3,124	$2,905

The tables below summarize other information related to the Company’s operating leases as of the associated period:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Operating right-of-use assets	$7,415	$8,497	$9,097
Operating lease liabilities	7,857	9,341	10,213
Weighted average remaining lease term - operating leases	4.7 years	5.5 years	6.3 years
Weighted average discount rate - operating leases	2.45%	2.47%	2.44%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,751	$2,511	$2,253

Rent expense was $3.3 million, $3.1 million and $2.9 million for the years ended December 31, 2024 and 2023 and 2022, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the Consolidated Balance Sheets as of December 31, 2024:

($ in thousands)
2025	$1,999
2026	2,336
2027	2,233
2028	1,802
2029	1,431
Thereafter	546
Total lease payments	10,347
Discount to present value	(2,490)
Total lease liability	$7,857

Note 7. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of December 31, 2024 and 2023 were $565.8 million and $433.9 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of December 31, 2024:

($ in thousands)
2025	$1,173,240
2026	19,235
2027	266
2028	473
2029 and thereafter	48
Total	$1,193,262

Deposits from principal officers, directors, and their affiliates as of December 31, 2024 and 2023 were $2.3 million and $1.8 million, respectively.
Note 8. Borrowing Arrangements
As of December 31, 2024, the Company had $95.0 million advances from FHLB with a weighted average interest rate of 4.34% and a weighted average remaining term of 0.2 years, compared to $105.0 million advances with a weighted average interest rate of 4.65% and a weighted average remaining term of 0.9 years as of December 31, 2023. The Company has a letter of credit with the FHLB in the amount of $100.0 million and $67.0 million to secure a public deposit as of December 31, 2024 and 2023, respectively.

The Company had available borrowing capacity from the following institutions as of December 31, 2024:

($ in thousands)
FHLB	$401,900
Federal Reserve Bank	215,115
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$717,015

The Company has pledged approximately $1.41 billion and $1.39 billion of loans as collateral for these lines of credit as of December 31, 2024 and 2023, respectively.
Note 9. Income Taxes
The following table presents the components of income taxes expense (benefit) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Current income tax expense:
Federal	$6,610	$6,238	$7,959
State	3,000	3,332	4,374
Total current income tax expense	9,610	9,570	12,333
Deferred income tax expense (benefit):
Federal	(982)	217	783
State	(618)	(214)	298
Total deferred income tax expense (benefit)	(1,600)	3	1,081
Total income tax expense	$8,010	$9,573	$13,414

The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
Meals and entertainment	0.2	0.2	—
State income taxes, net of federal tax benefit	7.8	8.0	8.4
Stock option expense and related excess tax benefits	(0.1)	0.1	—
Company owned life insurance	(0.5)	(0.4)	(0.2)
Other, net	(0.8)	(0.3)	(0.5)
Effective tax rate	27.6%	28.6%	28.7%

The significant components of deferred tax assets and liabilities as of December 31, 2024 and 2023 are reflected in the following table:

	December 31,
($ in thousands)	2024	2023
Deferred tax assets:
Organizational costs	$15	$18
Allowance for credit losses	7,331	6,502
Loans held for sale	108	—
Stock-based compensation	574	509
Accrued compensation	322	302
Lease liability	2,323	2,762
State taxes	645	675
Net unrealized loss on AFS debt securities	6,394	6,485
Net unrealized loss on swap	75	—
Nonaccrual loan interest income	224	224
Other	242	279
Total deferred tax assets	18,253	17,756
Deferred tax liabilities:
Loan origination costs	(388)	(1,110)
Depreciation	(498)	(553)
Right of use asset	(2,192)	(2,512)
Other	(282)	(272)
Total deferred tax liabilities	(3,360)	(4,447)
Net deferred tax asset	$14,893	$13,309

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management reevaluated all positive and negative evidence that existed and concluded all deferred tax assets are realizable. Therefore, no valuation allowance was necessary as of December 31, 2024 and 2023.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2021 and for state taxing authorities for tax years prior to 2020.

There were no significant unrealized tax benefits recorded as of December 31, 2024 and 2023 and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Loan commitments	$261,446	$257,626
Standby letter of credit	21,059	6,707
Commercial letter of credit	49	22
Total undisbursed credit related commitments	$282,554	$264,355

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Investments in low-income housing partnerships	$15,191	$16,887
Unfunded commitments to fund investments for low-income housing partnerships	7,622	11,905

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2040.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $1.7 million, $1.3 million and $697 thousand for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $2.5 million, $1.7 million and $926 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 11. Stock-Based Compensation
The Company has two stock-based compensation plans currently in effect as of December 31, 2024, as described further below. Total compensation cost that has been charged against earnings for these plans was $1.2 million, $1.3 million and $558 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
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

A summary of the stock options outstanding under the 2010 Plan for the year ended December 31, 2024 is as follows:

($ in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, as of January 1, 2024	60,000	$8.00	$177
Options granted	—	—
Options exercised	(60,000)	8.00
Options forfeited	—	—
Options expired	—	—
Outstanding, as of December 31, 2024	—	$—	$—
Fully vested and expected to vest	—	$—	$—
Vested	—	$—	$—

Information related to stock options exercised under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Intrinsic value of options exercised	$144	$186	$224
Cash received from option exercises	160	720	480
Tax provision realized from option exercised	24	(3)	—

A summary of the changes in the Company's non-vested restricted stock awards under the 2010 Plan for the year ended December 31, 2024 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2024	10,000	$9.69	$110
Awards granted	—	—
Awards vested	(10,000)	9.69
Awards forfeited	—	—
Non-vested, as of December 31, 2024	—	$—	$—

Information related to vested restricted stock awards under the 2010 Plan for the periods indicated follows:
Information related to vested restricted stock under the 2010 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Tax benefit (provision) realized from awards vested	$19	$4	$—

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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of December 31, 2024.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the year ended December 31, 2024 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2024	278,851	$11.45	$3,053
Awards granted	57,566	10.88
Awards vested	(75,829)	9.73
Awards forfeited	(10,500)	12.90
Non-vested, as of December 31, 2024	250,088	$11.78	$3,954

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Tax provision realized from awards vested	$(3)	$(34)	$12

There were 1,078,188 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of December 31, 2024. The Company had approximately $1.0 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of December 31, 2024. The Company expects to recognize these costs over a weighted average period of 1.2 years.
Note 12. Employee Benefit Plan
The Company sponsors a defined contribution plan, 401(k) profit sharing plan (the “401(k) Plan”), designed to provide retirement benefits financed by participant contributions, as well as contributions from the Company. Employees are eligible to participate in the 401(k) Plan as of the first day of the first calendar month after the date they have completed three months of service with the Company and have attained the age of 18. Each employee is allowed to contribute to the 401(k) Plan up to the maximum percentage allowable, not to exceed the limits of applicable IRS Code Sections. Each year, the Company may, in its discretion, make matching contributions to the 401(k) Plan. Total employer contributions to the 401(k) Plan amounted to $1,140 thousand, $986 thousand and $867 thousand for the years ended December 31, 2024 and 2023 and 2022, respectively.

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
Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,076	$—	$37,076	$—
Residential collateralized mortgage obligations	143,041	—	143,041	—
Municipal securities - tax exempt	5,792	—	5,792	—
Other investments:
Mutual fund - CRA qualified	3,532	3,532	—	—
Derivative financial instruments	368	—	368	—
Liabilities:
Derivative financial instruments	$579	$—	$579	$—
December 31, 2023
Assets:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$43,877	$—	$43,877	$—
Residential collateralized mortgage obligations	144,459	—	144,459	—
Municipal securities - tax exempt	5,914	—	5,914	—
Other investments:
Mutual fund - CRA qualified	3,463	3,463	—	—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the years ended December 31, 2024 or 2023.
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

OREO: Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of December 31, 2024 and 2023:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Collateral-dependent loans:
Commercial real estate	$173	$—	$—	$173
SBA—real estate	952	—	—	952
OREO	1,237	—	—	1,237
Total	$2,362	$—	$—	$2,362
December 31, 2023
Collateral-dependent loans:
SBA—real estate	$1,432	$—	$—	$1,432
Total	$1,432	$—	$—	$1,432
Total

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Collateral-dependent loans:
SBA—real estate	$—	$—	$28
Total	$—	$—	$28

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of December 31, 2024 and 2023:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs(1)
December 31, 2024
Collateral-dependent loans:
Commercial real estate	$173	Income approach - income capitalization	Capitalization rate	5.5% to 7.3%	6.0%
SBA—real estate	539	Income approach - income capitalization	Capitalization rate	5.5% to 7.3%	10.4%
SBA—real estate	413	Sales comparison	Market data / purchase price	n/a	n/a
OREO	$1,237	Sales comparison approach	Market data comparison	(3.7)% to 2.2%	(0.5)%
December 31, 2023
Collateral-dependent loans:
SBA—real estate	$1,432	Income approach - income capitalization	Capitalization rate	9.3% to 11.0%	9.9%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of December 31, 2024 and 2023.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of December 31, 2024 and 2023 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	December 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$134,943	$134,943	$—	$—	$134,943
Loans held for sale	4,581	—	4,946	—	4,946
Loans receivable, net	1,932,056	—	—	1,986,813	1,986,813
Accrued interest receivable, net	9,188	181	888	8,119	9,188
Other investments:
FHLB and PCBB stock	12,805	N/A	N/A	N/A	N/A
Time deposits placed	100	—	100	—	100
Financial liabilities:
Deposits	2,027,285	—	2,026,092	—	2,026,092
FHLB advances	95,000	—	94,986	—	94,986
Accrued interest payable	16,067	—	16,067	—	16,067

	December 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$91,216	$91,216	$—	$—	$91,216
Loans receivable, net	1,743,852	—	—	1,793,258	1,793,258
Accrued interest receivable, net	8,259	69	859	7,331	8,259
Other investments:
FHLB and PCBB stock	12,718	N/A	N/A	N/A	N/A
Time deposits placed	95	—	95	—	95
Financial liabilities:
Deposits	1,807,558	—	1,808,444	—	1,808,444
FHLB advances	105,000	—	104,231	—	104,231
Accrued interest payable	12,628	—	12,628	—	12,628

Note 14. Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The Company had no fair value hedges nor derivatives not designated as hedges as of December 31, 2024.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $47 thousand will be reclassified as a reduction to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2024:

	Derivative Assets			Derivative Liabilities
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of December 31, 2024
Derivatives designated as hedging instruments:
Interest rate products	$25,000	Other assets	$368	$50,000	Other liabilities	$579
Total derivatives designated as hedging instruments			$368			$579

As of December 31, 2023, the Company had no derivative financial instruments.

The table below presents the effect of cash flow hedge accounting on accumulated OCI for the and year ended December 31, 2024:

Derivatives in Subtopic 815-20 Hedging Relationships ($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in cash flow hedging relationships:
Interest rate products	$75	$75	$—	Interest expense	$328	$328	$—
Total	$75	$75	$—		$328	$328	$—

The Company had no derivative instruments that affect accumulated OCI for the years ended December 31, 2023 and 2022.

The table below presents the effect of the Company’s derivative financial instruments on the Statement of Income for the year ended December 31, 2024:

Year Ended December 31, 2024
($ in thousands)	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$328

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of loss reclassified from accumulated OCI into income	$328
Amount of gain (loss) reclassified from accumulated OCI into income as a result that a forecasted transaction is no longer probable of occurring	—
Amount of loss reclassified from accumulated OCI into income - included component	328
Amount of gain (loss) reclassified from accumulated OCI into income - excluded component	—

The Company had no derivative instruments that affect statement of income for the years ended December 31, 2023 and 2022.
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
As of December 31, 2024
Derivatives	$368	$—	$368	$—	$368	$—
Total	$368	$—	$368	$—	$368	$—

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
As of December 31, 2024
Derivatives	$579	$—	$579	$—	$579	$—
Total	$579	$—	$579	$—	$579	$—

As of December 31, 2023, the Company had no derivative financial instruments.

Note 15. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of December 31, 2024 and 2023, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	December 31, 2024
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$244,659	12.60%	N/A	N/A	N/A	N/A
Bank	242,966	12.50	$155,463	8.00%	$194,328	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A
Bank	218,675	11.25	116,597	6.00	155,463	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A
Bank	218,675	11.25	87,448	4.50	126,313	6.50
Tier 1 capital (to average assets)
Consolidated	220,390	9.27	N/A	N/A	N/A	N/A
Bank	218,675	9.20	95,055	4.00	118,819	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2023
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$229,544	13.77%	N/A	N/A	N/A	N/A
Bank	227,773	13.66	$133,353	8.00%	$166,691	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A
Bank	206,936	12.41	100,014	6.00	133,353	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	208,707	12.52	N/A	N/A	N/A	N/A
Bank	206,936	12.41	75,011	4.50	108,349	6.50
Tier 1 capital (to average assets)
Consolidated	208,707	9.57	N/A	N/A	N/A	N/A
Bank	206,936	9.49	87,207	4.00	109,008	5.00

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands, except share and per share data)	2024	2023	2022
Basic
Net income	$21,069	$23,918	$33,310
Distributed and undistributed earnings allocated to participating securities	(375)	(476)	(704)
Net income allocated to common shares	$20,694	$23,442	$32,606
Weighted average common shares outstanding	14,871,876	15,149,597	15,171,240
Basic earnings per common share	$1.39	$1.55	$2.15
Diluted
Net income allocated to common shares	$20,694	$23,442	$32,606
Weighted average common shares outstanding for basic earnings per common share	14,871,876	15,149,597	15,171,240
Add: Dilutive effects of assumed exercises of stock options	—	9,260	60,178
Average shares and dilutive potential common shares	14,871,876	15,158,857	15,231,418
Diluted earnings per common share	$1.39	$1.55	$2.14

No share of common stock was antidilutive for the years ended December 31, 2024, 2023 and 2022.

Note 17. Parent Company Condensed Financial Statements

The following tables present the Parent Company-only condensed financial statements:

Condensed Balance Sheets

	December 31,
($ in thousands)	2024	2023
Assets
Cash and cash equivalents	$1,463	$1,653
Investment in bank subsidiary	203,278	190,855
Other assets	390	177
Total assets	$205,131	$192,685
Liabilities and shareholders' equity
Other liabilities	$138	$59
Shareholders’ equity	204,993	192,626
Total liabilities and shareholders' equity	$205,131	$192,685

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Income
Dividends from bank subsidiary	$10,560	$11,789	$6,675
Expense
Salaries and employee benefits	238	227	219
Occupancy and equipment	56	49	49
Directors’ fees	219	228	214
Other expense	512	445	395
Total expense	1,025	949	877
Income before income tax benefit and undistributed net income of bank subsidiary	9,535	10,840	5,798
Income tax benefit	295	252	202
Equity in undistributed net income of bank subsidiary	11,239	12,826	27,310
Net income	21,069	23,918	33,310
Other comprehensive income (loss), net of tax	38	2,392	(16,646)
Comprehensive income	$21,107	$26,310	$16,664

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$21,069	$23,918	$33,310
Adjustments:
Equity in undistributed net loss of bank subsidiary	(21,799)	(24,615)	(33,985)
Change in other assets	(213)	145	(164)
Change in other liabilities	79	59	(33)
Net cash used in operating activities	(864)	(493)	(872)
Cash flows from investing activities
Net cash from investing activities	—	—	—
Cash flows from financing activities
Repurchase of common stock	(2,743)	(3,934)	—
Cash dividend paid on common stock	(7,143)	(7,269)	(6,674)
Proceeds from subsidiaries	10,560	11,789	6,675
Net cash provided by (used in) financing activities	674	586	1
Net change in cash and cash equivalents	(190)	93	(871)
Cash and cash equivalents at beginning of year	1,653	1,560	2,431
Cash and cash equivalents at end of year	$1,463	$1,653	$1,560