Form 10-Q
period 2025-03-31
OP Bancorp
filed 2025-05-09
CIK 1722010

two 1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2025 was 14,811,671.

Introduction

This Quarterly Report on Form 10-Q is filed by OP Bancorp, a California corporation and a registered bank holding company (“Company”) with respect to its consolidated financial condition, results of operations, and business as of March 31, 2025. The Company’s primary business operations are conducted through its wholly owned subsidiary, Open Bank, a California chartered commercial bank (“Bank”), and unless the context requires otherwise, statements about the Company generally are intended to describe the consolidated operations of the Company and the Bank.
Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements that are not statements of historical fact are forward-looking, and readers should not construe these statements of assurances of expected or intended results, or of promises that management will take a given course of action or pursue the currently expected strategies and objectives. Forward-looking statements in this report include comments about the Company’s current business plans and expectations regarding future operating results, as well as management’s statements about expected future events and economic developments, plans, strategies and objectives. All such statements reflect the current intentions, beliefs and expectations of the Company’s executive management based on currently available information and current and expected market conditions. Forward-looking statements can sometimes be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. Readers should not construe these statements as assurances of a given level of performance, or as promises that we will take the actions our management currently expects.

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
•our ability successfully to execute on our previously announced leadership transition plans, including the successful transition of the expected roles and the performance of the individuals we have identified to assume key board and executive leadership roles;
•factors that affect our ability to meet our liquidity needs, particularly our obligations to fund deposit withdrawals and undrawn lines of credit including such conditions as fluctuations in the fair value and liquidity of the securities and loans we hold for sale and our ability to raise additional capital, if necessary, on acceptable or economically efficient terms, or at all;
•the geographic concentration of our assets, including the business and individual customers upon whom our business depends, as well as the effects of that concentration on our customers’ ability to perform in accordance with the terms of their loans and the values of the collateral securing those assets;
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

•inflationary pressures and interest rate fluctuations, including our ability to anticipate and respond to these variances, which could have an adverse effect on our profitability, reduce our margins and yields, the fair value of financial instruments or our level of loan production, or increase the level of defaults, losses and prepayments on loans to clients, whether held in the portfolio or in the secondary market;
•external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
•the effects of natural disasters, including the catastrophic harms wreaked by wildfires in the Los Angeles Basin in early 2025, upon our customers and on the collateral securing our loans, as well as on our ability to grow our business within that market area;
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
•the effects of recent and future natural disasters, such as earthquakes, drought, wildfires, pandemic diseases (such as the coronavirus) or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business; and
•our ability to manage and respond to changes in the foregoing.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including those identified in "Part II, Item 1A. Risk Factors" of this report. A more thorough discussion of the risks and uncertainties confronting our business is set forth in the section of our Annual Report on Form 10-K entitled “Risk Factors” for the period ended December 31, 2024. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should read all forward-looking statements in the context of the foregoing and should not consider them to be reliable predictions of future events or as assurances of a particular level of performance or intended course of action. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Cash and cash equivalents	$198,861	$134,943
Available-for-sale debt securities, at fair value	182,480	185,909
Other investments	16,517	16,437
Loans held for sale	4,555	4,581
Loans receivable, net of allowance for credit losses of $25,368 and $24,796 as of March 31, 2025 and December 31, 2024, respectively	2,018,517	1,932,056
Premises and equipment, net	6,526	5,449
Accrued interest receivable	9,871	9,188
Servicing assets	10,848	10,834
Company owned life insurance	23,084	22,912
Deferred tax assets, net	13,183	14,893
Other real estate owned	1,237	1,237
Operating right-of-use assets	6,930	7,415
Other assets	20,362	20,159
Total assets	$2,512,971	$2,366,013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$552,797	$504,928
Interest-bearing:
Money market and others	385,080	329,095
Time deposits greater than $250	610,783	565,813
Other time deposits	641,211	627,449
Total deposits	2,189,871	2,027,285
Federal Home Loan Bank advances	75,000	95,000
Accrued interest payable	14,994	16,067
Operating lease liabilities	9,193	7,857
Other liabilities	13,824	14,811
Total liabilities	2,302,882	2,161,020
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock – no par value; 50,000,000 shares authorized as of March 31, 2025 and December 31, 2023; 14,914,261 and 14,819,866 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	73,697	73,697
Additional paid-in capital	11,371	11,928
Retained earnings	138,563	134,781
Accumulated other comprehensive loss	(13,542)	(15,413)
Total shareholders’ equity	210,089	204,993
Total liabilities and shareholders' equity	$2,512,971	$2,366,013

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2025	2024
INTEREST INCOME
Interest and fees on loans	$31,689	$30,142
Interest on available-for-sale debt securities	1,496	1,460
Other interest income	1,674	1,311
Total interest income	34,859	32,913
Interest expense
Interest on deposits	16,608	15,675
Interest on borrowings	833	1,259
Total interest expense	17,441	16,934
Net interest income	17,418	15,979
Provision for credit losses	736	145
Net interest income after provision for credit losses	16,682	15,834
NONINTEREST INCOME
Service charges on deposits	1,000	612
Loan servicing fees, net of amortization	1,007	772
Gain on sale of loans	2,019	1,703
Other income	790	499
Total noninterest income	4,816	3,586
NONINTEREST EXPENSE
Salaries and employee benefits	8,776	7,841
Occupancy and equipment	1,581	1,655
Data processing and communication	296	487
Professional fees	407	395
FDIC insurance and regulatory assessments	487	374
Promotion and advertising	156	149
Directors’ fees	180	157
Foundation donation and other contributions	556	540
Other expenses	1,375	559
Total noninterest expense	13,814	12,157
INCOME BEFORE INCOME TAX EXPENSE	7,684	7,263
Income tax expense	2,124	2,037
NET INCOME	$5,560	$5,226
EARNINGS PER SHARE - BASIC	$0.37	$0.34
EARNINGS PER SHARE - DILUTED	$0.37	$0.34

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net income	$5,560	$5,226
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale debt securities, net of tax effect	2,233	(1,301)
Change in unrealized loss on cash flow hedge, net of tax effect	(362)	—
Total other comprehensive income (loss)	1,871	(1,301)
Comprehensive income	$7,431	$3,925

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Three Months Ended
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at January 1, 2025	14,819,866	$73,697	$11,928	$134,781	$(15,413)	$204,993
Net income	—	—	—	5,560	—	5,560
Other comprehensive income	—	—	—	—	1,871	1,871
Stock issued under stock-based compensation plans, net of forfeiture	94,395	—	(717)	—	—	(717)
Stock-based compensation, net	—	—	160	—	—	160
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared ($0.12 per share)	—	—	—	(1,778)	—	(1,778)
Balance at March 31, 2025	14,914,261	$73,697	$11,371	$138,563	$(13,542)	$210,089

Balance at January 1, 2024	15,000,436	$76,280	$10,942	$120,855	$(15,451)	$192,626
Net income	—	—	—	5,226	—	5,226
Other comprehensive loss	—	—	—	—	(1,301)	(1,301)
Stock issued under stock-based compensation plans, net of forfeiture	31,816	160	(21)	—	—	139
Stock-based compensation, net	—	—	319	—	—	319
Repurchase of common stock	(49,697)	(483)	—	—	—	(483)
Cash dividends declared ($0.12 per share)	—	—	—	(1,801)	—	(1,801)
Balance at March 31, 2024	14,982,555	$75,957	$11,240	$124,280	$(16,752)	$194,725

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
($ in thousands)	2025	2024
Cash flows from operating activities
Net income	$5,560	$5,226
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	736	145
Depreciation and amortization of premises and equipment	347	367
Amortization of net premiums on securities	—	35
Amortization of servicing assets	667	888
Accretion of net discounts on loans	(231)	(641)
Amortization of low income housing partnerships	497	517
Stock-based compensation, net	160	319
Deferred income taxes	923	54
Gain on sale of loans	(2,019)	(1,703)
Earnings on company owned life insurance	(172)	(166)
Net change in fair value of equity investment with readily determinable fair value	(52)	36
Origination of loans held for sale	(32,216)	(40,017)
Proceeds from sales of loans held for sale	33,580	26,888
Net change in:
Accrued interest receivable	(683)	(111)
Other assets	(475)	8,000
Accrued interest payable	(1,073)	(358)
Other liabilities	96	(2,633)
Net cash from (used in) operating activities	5,645	(3,154)
Cash flows from investing activities
Net change in loans receivable	(86,966)	(38,510)
Proceeds from matured, called, or paid-down securities available for sale	6,600	5,142
Purchase of equity investments	(28)	(24)
Purchase of premises and equipment, net	(1,424)	(90)
Investments in low-income housing partnerships	—	(1,042)
Net cash used in investing activities	(81,818)	(34,524)
Cash flows from financing activities
Net change in deposits	162,586	87,853
Cash received from stock option exercises	—	160
Proceeds from Federal Home Loan Bank advances	—	30,000
Repayment of Federal Home Loan Bank advances	(20,000)	(30,000)
Repurchase of common stock	—	(483)
Cash dividend paid on common stock	(1,778)	(1,801)
Payments related to tax-withholding for vested restricted stock awards	(717)	(21)
Net cash from financing activities	140,091	85,708
Net change in cash and cash equivalents	63,918	48,030
Cash and cash equivalents at beginning of period	134,943	91,216

Cash and cash equivalents at end of period	$198,861	$139,246
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$21	$—
Interest	18,514	17,292
Supplemental noncash disclosure:
Initial recognition of right-of-use assets	$—	$871
Transfer of loan to other real estate owned	—	1,237

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Basis of Presentation

OP Bancorp ("Company") is a California corporation and the registered bank holding company for Open Bank (“Bank”). The Company commenced operation as a bank holding company on June 1, 2016, and substantially all of its assets, operations and business are owned and conducted through the Bank. The Bank is a California state-chartered and Federal Deposit Insurance Corporation ("FDIC")-insured financial institution, which began its operations on June 10, 2005. Headquartered in downtown Los Angeles, California, Open Bank operates primarily in the traditional banking business arena that includes accepting deposits and making loans and investments. Open Bank's primary deposit products are demand and time deposits, and the primary lending products are commercial business loans to small to medium sized businesses. OP Bancorp is operating with eleven full-service branches located in California, Washington, Nevada and Texas, and five loan production offices located in California, Georgia, Washington, Colorado, and Virginia.
The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared by management in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial results for the interim periods presented, including eliminating intercompany transactions and balances. Certain items in our consolidated financial statements and notes for prior years have been reclassified to conform to the current presentation. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”). Descriptions of our significant accounting policies are included in Note 1. Summary of Significant Accounting Policies in the Notes to consolidated financial statements in the 2024 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncement under Evaluation

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures. The amendments in this guidance must be applied prospectively, with the option to apply retrospectively. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, and the adoption is not expected to have a significant impact on the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE). The ASU requires additional disclosure of about specific types of expenses included in the income statement. This guidance applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, and the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 2. Securities

The following table summarizes the amortized cost, the corresponding amounts of gross unrealized gains and losses, and estimated fair value of available-for-sale ("AFS") debt securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$40,059	$—	$(3,661)	$36,398
Residential collateralized mortgage obligations	155,022	668	(15,114)	140,576
Municipal securities - tax exempt	5,857	—	(351)	5,506
Total AFS debt securities	$200,938	$668	$(19,126)	$182,480

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$41,521	$—	$(4,445)	$37,076
Residential collateralized mortgage obligations	160,187	312	(17,458)	143,041
Municipal securities - tax exempt	5,830	37	(75)	5,792
Total AFS debt securities	$207,538	$349	$(21,978)	$185,909

There were no sales of AFS debt securities during the three months ended March 31, 2025 and 2024.

The amortized cost and estimated fair value of AFS debt securities as of March 31, 2025, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
One Year or Less	$63	$62
After one year through five years	968	940
After five years through ten years	2,590	2,403
After ten years	197,317	179,075
Total AFS debt securities	$200,938	$182,480

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table presents the fair value and the associated gross unrealized losses on AFS debt securities by length of time those individual securities in each category have been in a continuous loss as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$5,246	$(64)	$31,152	$(3,597)	$36,398	$(3,661)
Residential collateralized mortgage obligations	—	—	92,233	(15,114)	92,233	(15,114)
Municipal securities - tax exempt	3,805	(207)	1,701	(144)	5,506	(351)
Total AFS debt securities	$9,051	$(271)	$125,086	$(18,855)	$134,137	$(19,126)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$5,442	$(133)	$31,634	$(4,312)	$37,076	$(4,445)
Residential collateralized mortgage obligations	27,614	(214)	93,236	(17,244)	120,850	(17,458)
Municipal securities - tax exempt	895	(19)	1,788	(56)	2,683	(75)
Total AFS debt securities	$33,951	$(366)	$126,658	$(21,612)	$160,609	$(21,978)

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

As of March 31, 2025, the Company's AFS debt securities consisted of 90 securities, of which 80 were in an unrealized loss position.

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

All securities are performing and the Company believes that the unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it was more-likely-than-not the Company will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, the Company did not have allowance for credit losses as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, there were no pledged securities to secure public deposits, borrowing and letters of credit from the Federal Home Loan Bank System ("FHLB") and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in other investments on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
FHLB stock	$12,615	$12,615
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified	3,612	3,532
Time deposits placed in other banks	100	100
Total other investments	$16,517	$16,437

The Company has equity investment in a mutual fund with readily determinable fair value of $3.6 million and $3.5 million as of March 31, 2025 and December 31, 2024, respectively, which is measured at fair value with changes in fair value recorded in net income. The Company invested in the mutual fund for CRA purposes. For the mutual fund, the Company recorded a $52 thousand unrealized gain and a $36 thousand unrealized loss for the three months ended March 31, 2025 and 2024, respectively. The unrealized gains (losses) of the mutual fund are included in other income in the consolidated statements of income.
Note 3. Loans and Allowance for Credit Losses on Loans

Loans

The following table presents the composition of the loan portfolio as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Commercial real estate	$1,023,278	$980,247
SBA—real estate	237,212	231,962
SBA—non-real estate	21,566	21,748
C&I	202,250	213,097
Home mortgage	559,543	509,524
Consumer	36	274
Gross loans receivable	2,043,885	1,956,852
Allowance for credit losses	(25,368)	(24,796)
Loans receivable, net(1)	$2,018,517	$1,932,056

(1)Includes net deferred loan costs (fees) and net unamortized premiums (discounts) of $(114) thousand as of March 31, 2025 and $(702) thousand as of December 31, 2024.
No loans were outstanding to related parties as of March 31, 2025 and December 31, 2024.

Allowance for Credit Losses

The Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of Current Expected Credit Losses ("CECL"), the Company elected not to consider accrued interest receivable in its estimated credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The Company uses transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. The Company incorporates future economic conditions using a weighted multiple scenario approach: baseline and adverse. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. Additionally, the Company aggregated loan portfolio based on similar risk characteristics. The Company elected to use the Call Report codes and loan risk ratings for loan segmentation in determining the Bank's allowance for credit losses.

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

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2025 and 2024:

($ in thousands)	Commercial Real Estate	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Three Months Ended March 31, 2025
Beginning balance	$9,290	$5,557	$418	$1,844	$7,684	$3	$24,796
Provision for (reversal of) credit losses	(280)	(176)	89	(105)	1,162	(3)	687
Charge-offs	—	—	(10)	(29)	(91)	—	(130)
Recoveries	—	—	15	—	—	—	15
Ending balance	$9,010	$5,381	$512	$1,710	$8,755	$—	$25,368

Three Months Ended March 31, 2024
Beginning balance	$7,915	$1,657	$147	$1,215	$11,045	$14	$21,993
Provision for (reversal of) credit losses	129	1,202	71	448	(1,652)	(5)	193
Charge-offs	—	(66)	—	—	(2)	—	(68)
Recoveries	—	—	11	—	—	—	11
Ending balance	$8,044	$2,793	$229	$1,663	$9,391	$9	$22,129

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

As of March 31, 2025 and December 31, 2024, there were $9.9 million and $7.7 million, respectively, of collateral-dependent loans which are primarily secured by SBA—real estate and residential real estate. The allowance for credit losses allocated to these loans as of March 31, 2025 and December 31, 2024 was $901 thousand and $1.2 million, respectively.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2025 and December 31, 2024, for which repayment is expected to be obtained through the sale of the underlying collateral.

($ in thousands)	Hotel / Motel	Retail	Gas Station	Single-Family Residential	Total(1)
As of March 31, 2025
Commercial real estate	$1,580	$357	$—	$—	$1,937
SBA—real estate	3,704	1,990	169	—	5,863
Home mortgage	—	—	—	2,104	2,104
Total	$5,284	$2,347	$169	$2,104	$9,904
As of December 31, 2024
Commercial real estate	$1,580	$363	$—	$—	$1,943
SBA—real estate	3,702	2,006	—	—	5,708
Total	$5,282	$2,369	$—	$—	$7,651

(1)    Excludes guaranteed portion of SBA loans of $13.1 million and $15.2 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 or more days and still accruing interest, by portfolio as of March 31, 2025 and December 31, 2024:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total(1)
As of March 31, 2025
Commercial real estate	$357	$1,580	$1,937	$—	$1,937
SBA—real estate	2,342	3,704	6,046	—	6,046
SBA—non-real estate	325	—	325	—	325
C&I	—	—	—	—	—
Home mortgage	—	2,104	2,104	—	2,104
Total	$3,024	$7,388	$10,412	$—	$10,412
As of December 31, 2024
Commercial real estate	$363	$1,580	$1,943	$—	$1,943
SBA—real estate	2,006	3,702	5,708	—	5,708
SBA—non-real estate	169	—	169	—	169
Total	$2,538	$5,282	$7,820	$—	$7,820

(1)    Excludes guaranteed portion of SBA loans of $14.3 million and $16.3 million as of March 31, 2025 and December 31, 2024, respectively.
Nonaccrual loans and loans past due 90 or more days and still accruing interest include both homogeneous loans that are collectively and individually evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of the recorded investment in past due loans as of March 31, 2025 and December 31, 2024:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due(1)	Loans Not Past Due	Total(2)
As of March 31, 2025
Commercial real estate	$940	$—	$357	$1,297	$1,021,981	$1,023,278
SBA—real estate	2,267	—	2,342	4,609	232,603	237,212
SBA—non-real estate	232	16	139	387	21,179	21,566
C&I	488	—	—	488	201,762	202,250
Home mortgage	2,514	1,457	2,104	6,075	553,468	559,543
Consumer	—	—	—	—	36	36
Total	$6,441	$1,473	$4,942	$12,856	$2,031,029	$2,043,885
As of December 31, 2024
Commercial real estate	$—	$—	$362	$362	$979,885	$980,247
SBA—real estate	237	75	2,006	2,318	229,644	231,962
SBA—non-real estate	254	138	2	394	21,354	21,748
C&I	15	—	—	15	213,082	213,097
Home mortgage	2,774	5,594	—	8,368	501,156	509,524
Consumer	—	—	—	—	274	274
Total	$3,280	$5,807	$2,370	$11,457	$1,945,395	$1,956,852

(1)Excludes guaranteed portion of SBA loans of $6.4 million and $8.7 million as of March 31, 2025 and December 31, 2024, respectively.
(2)Excludes accrued interest receivables of $8.6 million and $8.1 million as of March 31, 2025 and December 31, 2024, respectively.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other than insignificant payment deferrals, other than insignificant term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. No charge-offs of previously modified loans were recorded for the three months ended March 31, 2025 and 2024.

The following table presents the amortized cost of loans as of March 31, 2025 that were modified during the three months ended March 31, 2025 by loan class and modification type:

As of March 31, 2025
	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Interest Only	Total
Commercial real estate	$—	$3,155	$3,155	0.31%
SBA—real estate(1)	649	—	649	1.08%
Total	$649	$3,155	$3,804

(1)Excludes guaranteed portion of SBA loans of $1.9 million.

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended March 31, 2025
Payment Delay:
SBA—real estate	Deferment of Payment by a weighted average of:	0.5 years
Interest Only:
Commercial real estate	Interest only Payment by a weighted average of:	0.5 years

The Company had no modified loan for the three months ended March 31, 2024.

The Company tracks the performance of modified loans. A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received a modification within the last 12 months as of March 31, 2025 or March 31, 2024 that subsequently defaulted.

The Company had no additional commitments to lend to borrowers whose loans were modified as of March 31, 2025.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents financial performance of such loans that have been modified in the last 12 months:

	Payment Performance as of March 31, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$4,735	$—	$—	$4,735
SBA—real estate(1)	4,095	—	—	4,095
C&I	250	—	—	250
Total	$9,080	$—	$—	$9,080

(1)Excludes guaranteed portion of SBA loans of $7.4 million.

	Payment Performance as of March 31, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$624	$—	$—	$624
SBA—real estate(1)	3,090			3,090
C&I	403			403
Home mortgage	354	—	—	354
Total	$4,471	$—	$—	$4,471

(1)Excludes guaranteed portion of SBA loans of $2.8 million.

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

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$73,633	$267,903	$100,144	$231,730	$172,890	$150,546	$17,125	$—	$1,013,971
Special mention	—	—	—	576	2,229	—	—	—	2,805
Substandard	—	—	1,580	4,565	—	357	—	—	6,502
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$73,633	$267,903	$101,724	$236,871	$175,119	$150,903	$17,125	$—	$1,023,278
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass	$14,125	$29,027	$26,295	$37,190	$18,645	$84,454	$—	$—	$209,736
Special mention	—	—	—	6,303	—	627	—	—	6,930
Substandard	—	—	1,492	9,965	291	8,798	—	—	20,546
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$14,125	$29,027	$27,787	$53,458	$18,936	$93,879	$—	$—	$237,212
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA—non-real estate
Pass	$1,462	$9,606	$4,190	$1,782	$124	$3,431	$—	$—	$20,595
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	440	—	433	—	—	873
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$1,462	$9,606	$4,190	$2,222	$124	$3,962	$—	$—	$21,566
Current period charge-offs	$—	$—	$3	$—	$—	$7	$—	$—	$10
C&I
Pass	$685	$21,527	$11,284	$12,513	$17,326	$4,241	$132,653	$1,632	$201,861
Special mention	—	—	—	—	—	—	389	—	389
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$685	$21,527	$11,284	$12,513	$17,326	$4,241	$133,042	$1,632	$202,250
Current period charge-offs	$—	$—	$29	$—	$—	$—	$—	$—	$29
Home mortgage
Pass	$74,007	$39,900	$59,415	$268,021	$69,370	$46,726	$—	$—	$557,439
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,340	—	764	—	—	2,104
Doubtful	—	—	—	—	—	—	—	—	—

Subtotal	$74,007	$39,900	$59,415	$269,361	$69,370	$47,490	$—	$—	$559,543
Current period charge-offs	$—	$—	$—	$77	$—	$14	$—	$—	$91
Consumer
Pass	$13	$—	$—	$—	$—	$—	$23	$—	$36
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$13	$—	$—	$—	$—	$—	$23	$—	$36
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$163,925	$367,963	$201,328	$551,236	$278,355	$289,398	$149,801	$1,632	$2,003,638
Special mention	—	—	—	6,879	2,229	627	389	—	10,124
Substandard	—	—	3,072	16,310	291	10,352	—	—	30,025
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$163,925	$367,963	$204,400	$574,425	$280,875	$300,475	$150,190	$1,632	$2,043,885
Current period charge-offs	$—	$—	$32	$77	$—	$21	$—	$—	$130

(1)Excludes accrued interest receivables of $8.6 million as of March 31, 2025.

	December 31, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$201,141	$85,056	$190,968	$137,425	$88,993	$250,291	$17,012	$—	$970,886
Special mention	—	—	579	2,246	—	—	—	—	2,825
Substandard	—	1,580	319	—	—	4,637	—	—	6,536
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$201,141	$86,636	$191,866	$139,671	$88,993	$254,928	$17,012	$—	$980,247
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass	$31,441	$26,508	$41,375	$18,819	$16,166	$72,440	$—	$—	$206,749
Special mention	—	—	2,345	—	—	739	—	—	3,084
Substandard	—	1,182	9,965	2,868	—	8,114	—	—	22,129
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$31,441	$27,690	$53,685	$21,687	$16,166	$81,293	$—	$—	$231,962
Current period charge-offs	$—	$—	$—	$66	$—	$—	$—	$—	$66
SBA—non-real estate
Pass	$10,443	$4,498	$1,837	$154	$1,303	$2,621	$—	$—	$20,856
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	483	—	157	154	—	—	794
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$10,443	$4,498	$2,320	$154	$1,460	$2,873	$—	$—	$21,748
Current period charge-offs	$—	$—	$—	$—	$—	$27	$—	$—	$27
C&I
Pass	$19,712	$11,525	$14,016	$18,122	$3,356	$2,664	$140,278	$3,024	$212,697
Special mention	—	—	—	—	—	—	400	—	400
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$19,712	$11,525	$14,016	$18,122	$3,356	$2,664	$140,678	$3,024	$213,097
Current period charge-offs	$—	$44	$—	$—	$—	$—	$—	$—	$44
Home mortgage
Pass	$42,112	$63,000	$284,208	$70,326	$17,749	$32,129	$—	$—	$509,524
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$42,112	$63,000	$284,208	$70,326	$17,749	$32,129	$—	$—	$509,524
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$27	$—	$—	$—	$—	$—	$247	$—	$274
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$27	$—	$—	$—	$—	$—	$247	$—	$274
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$304,876	$190,587	$532,404	$244,846	$127,567	$360,145	$157,537	$3,024	$1,920,986
Special mention	—	—	2,924	2,246	—	739	400	—	6,309
Substandard	—	2,762	10,767	2,868	157	12,905	—	—	29,459
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$304,876	$193,349	$546,095	$249,960	$127,724	$373,887	$157,937	$3,024	$1,956,852
Current period charge-offs	$—	$44	$—	$66	$—	$27	$—	$—	$137

(1)Excludes accrued interest receivables of $8.1 million as of December 31, 2024.
Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$10,274	$10,019
Furniture and fixtures	4,986	4,902
Equipment and others	4,914	3,831
Total premises and equipment	20,174	18,752
Accumulated depreciation	(13,648)	(13,303)
Total premises and equipment, net	$6,526	$5,449

Total depreciation expense included in occupancy and equipment expenses was $347 thousand and $367 thousand for the three months ended March 31, 2025 and 2024, respectively.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Based on the results of the impairment test, there was no valuation allowance for impairment as of March 31, 2025 and December 31, 2024.

The following table presents an analysis of the changes in activity for loan servicing assets during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Beginning balance	$10,834	$11,741
Additions from loans sold with servicing retained	681	552
Amortized to expense	(667)	(888)
Ending balance	$10,848	$11,405

The fair value of the servicing assets was $16.2 million as of March 31, 2025, which was determined using discount rates ranging from 4.32% to 12.90% and prepayment speeds ranging from 11.49% to 13.60%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $17.4 million as of March 31, 2024, which was determined using discount rates ranging from 3.75% to 12.70% and prepayment speeds ranging from 11.00% to 12.90% depending on the stratification of the specific assets.
Note 6. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of March 31, 2025 and December 31, 2024 were $610.8 million and $565.8 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of March 31, 2025:

($ in thousands)
Remainder of 2025	$989,950
2026	261,258
2027	377
2028	362
2029 and thereafter	47
Total	$1,251,994

Deposits from principal officers, directors, and their affiliates as of March 31, 2025 and December 31, 2024 were $15.4 million and $2.3 million, respectively.
Note 7. Borrowing Arrangements
As of March 31, 2025, the Company had $75.0 million advances from FHLB with a weighted average interest rate of 4.22% and a weighted average remaining term of 0.1 years, compared to $95 million advances with a weighted average interest rate of 4.34% and a weighted average remaining term of 0.2 years as of December 31, 2024. The Company has a letter of credit with the FHLB in the amount of $135.0 million and $100.0 million to secure a public deposit as of March 31, 2025 and December 31, 2024, respectively.

The Company had available borrowing capacity from the following institutions as of March 31, 2025:

($ in thousands)
FHLB	$381,456
Federal Reserve Bank	217,563
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$699,019

The Company has pledged approximately $1.46 billion and $1.41 billion of loans as collateral for these lines of credit as of March 31, 2025 and December 31, 2024, respectively.
Note 8. Income Taxes
The Company’s income tax expense was $2.1 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate was 27.6% and 28.0% for the three months ended March 31, 2025 and 2024, respectively.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2021 and for state taxing authorities for tax years prior to 2020.

There were no significant unrealized tax benefits recorded as of March 31, 2025 and December 31, 2024, and the Company does not expect any significant increase in unrealized tax benefits in the next twelve months.
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

The following table presents the distribution of undisbursed credit-related commitments as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Loan commitments	$294,719	$261,446
Standby letter of credit	23,010	21,059
Commercial letter of credit	23	49
Total undisbursed credit related commitments	$317,752	$282,554

The majority of these off-balance sheet commitments have a variable interest rate. Management does not anticipate any material losses as a result of these transactions.

Investments in low-income housing partnership: The Company invests in qualified affordable housing partnerships.

The following table shows the balance of the investments in low-income housing partnerships and the total unfunded commitments related to the investments in low-income housing partnerships as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Investments in low-income housing partnerships	$14,694	$15,191
Unfunded commitments to fund investments for low-income housing partnerships	6,379	7,622

These balances are reflected in the other assets and other liabilities lines on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2040.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $497 thousand and $517 thousand for the three months ended March 31, 2025 and 2024, respectively. Additionally, the Company recognized tax credits and other benefits from the investments in low-income housing partnerships of $733 thousand and $655 thousand for the three months ended March 31, 2025 and 2024, respectively.
Note 10. Stock-Based Compensation
The Company has one stock-based compensation plan currently in effect as of March 31, 2025, as described further below. Total compensation cost that has been charged against earnings for the plan was $160 thousand and $319 thousand for the three months ended March 31, 2025 and 2024, respectively.
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

The exercise prices of stock options granted under the plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of March 31, 2025.

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

A summary of the changes in the Company’s non-vested restricted stock awards under the 2021 Plan for the three months ended March 31, 2025 is as follows:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2025	250,088	$11.78	$3,954
Awards granted	38,471	14.93
Awards vested	(148,129)	12.54
Awards forfeited	(9,484)	14.30
Non-vested, as of March 31, 2025	130,946	$11.15	$1,574

Information related to vested restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Tax benefit (provision) realized from awards vested	$30	$(3)

There were 1,102,935 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of March 31, 2025. The Company had approximately $1.3 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of March 31, 2025. The Company expects to recognize these costs over a weighted average period of 3.0 years.
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
Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Assets:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$36,398	$—	$36,398	$—
Residential collateralized mortgage obligations	140,576	—	140,576	—
Municipal securities - tax exempt	5,506	—	5,506	—
Other investments:
Mutual fund - CRA qualified	3,612	3,612	—	—
Derivative financial instruments	124	—	124	—
Liabilities:
Derivative financial instruments	$883	$—	$883	$—

December 31, 2024
Assets:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,076	$—	$37,076	$—
Residential collateralized mortgage obligations	143,041	—	143,041	—
Municipal securities - tax exempt	5,792	—	5,792	—
Other investments:
Mutual fund - CRA qualified	3,532	3,532	—	—
Derivative financial instruments	368	—	368	—
Liabilities:
Derivative financial instruments	$579	$—	$579	$—

There were no transfers of assets or liabilities between the Level 1 and Level 2 classifications for the three months ended March 31, 2025 or 2024.

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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Collateral-dependent loans:
Commercial real estate	$222	$—	$—	$222
SBA—real estate	1,393	—	—	1,393
Total	$1,615	$—	$—	$1,615

December 31, 2024
Collateral-dependent loans:
Commercial real estate	$173	$—	$—	$173
SBA—real estate	952	—	—	952
OREO	1237	—	—	1237
Total	$2,362	$—	$—	$2,362
Total

The following table presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the period presented:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Collateral-dependent loans:
Commercial real estate	$49	$—
SBA—real estate	274	—
Total	$323	$—

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of March 31, 2025 and December 31, 2024:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs(1)
March 31, 2025
Collateral-dependent loans:
Commercial real estate	$222	Income approach - income capitalization	Capitalization rate	5.5% to 7.3%	6.0%
SBA—real estate	948	Income approach - income capitalization	Capitalization rate	5.5% to 9.0%	6.7%
SBA—real estate	278	Sales comparison approach	Market data comparison	0.0% to 35.0%	4.7%
SBA—real estate	167	Cost approach	Replacement cost estimates	1.23x for building / 0.0% to 36.0% for land	1.23x for building / 26.2% for land

December 31, 2024
Collateral-dependent loans:
Commercial real estate	$173	Income approach - income capitalization	Capitalization rate	5.5% to 7.3%	6.0%
SBA—real estate	539	Income approach - income capitalization	Capitalization rate	5.5% to 7.3%	10.4%
SBA—real estate	413	Sales comparison	Market data / purchase price	n/a	n/a
OREO	$1,237	Sales comparison approach	Market data comparison	(3.7)% to 2.2%	(0.5)%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of March 31, 2025 and December 31, 2024.

Financial Instruments: The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	March 31, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$198,861	$198,861	$—	$—	$198,861
Loans held for sale	4,555	—	4,916	—	4,916
Loans receivable, net	2,018,517	—	—	2,083,302	2,083,302
Accrued interest receivable, net	9,871	471	814	8,586	9,871
Other investments:
FHLB and PCBB stock	12,805	N/A	N/A	N/A	N/A
Time deposits placed	100	—	100	—	100
Financial liabilities:
Deposits	2,189,871	—	2,191,005	—	2,191,005
FHLB advances	75,000	—	74,998	—	74,998
Accrued interest payable	14,994	—	14,994	—	14,994

	December 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$134,943	$134,943	$—	$—	$134,943
Loans receivable, net	1,932,056	—	—	1,986,813	1,986,813
Accrued interest receivable, net	9,188	181	888	8,119	9,188
Other investments:
FHLB and PCBB stock	12,805	N/A	N/A	N/A	N/A
Time deposits placed	100	—	100	—	100
Financial liabilities:
Deposits	2,027,285	—	2,026,092	—	2,026,092
FHLB advances	95,000	—	94,986	—	94,986
Accrued interest payable	16,067	—	16,067	—	16,067

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Starting from 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The Company had no fair value hedges nor derivatives not designated as hedges as of March 31, 2025.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $200 thousand will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2025 and December 31, 2024:

	Derivative Assets			Derivative Liabilities
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
As of March 31, 2025
Derivatives designated as hedging instruments:
Interest rate products	$25,000	Other assets	$124	$50,000	Other liabilities	$883
Total derivatives designated as hedging instruments			$124			$883

As of December 31, 2024
Derivatives designated as hedging instruments:
Interest rate products	$25,000	Other assets	$368	$50,000	Other liabilities	$579
Total derivatives designated as hedging instruments			$368			$579

The table below presents the effect of cash flow hedge accounting on accumulated OCI for the three months ended March 31, 2025:

Derivatives in Subtopic 815-20 Hedging Relationships ($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Three Months Ended March 31, 2025
Derivatives in cash flow hedging relationships:
Interest rate products	$(482)	$(482)	$—	Interest expense	$31	$31	$—
Total	$(482)	$(482)	$—		$31	$31	$—

The Company had no derivative instruments that affect accumulated OCI for the three months ended March 31, 2024.

The table below presents the effect of the Company’s derivative financial instruments on the Statement of Income for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
($ in thousands)	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$31

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of loss reclassified from accumulated OCI into income	$31
Amount of gain (loss) reclassified from accumulated OCI into income as a result that a forecasted transaction is no longer probable of occurring	—
Amount of loss reclassified from accumulated OCI into income - included component	31
Amount of gain (loss) reclassified from accumulated OCI into income - excluded component	—

The Company had no derivative instruments that affect statement of income for the three months ended March 31, 2024.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
As of March 31, 2025
Derivatives	$124	$—	$124	$—	$124	$—
Total	$124	$—	$124	$—	$124	$—

As of December 31, 2024
Derivatives	$368	$—	$368	$—	$368	$—
Total	$368	$—	$368	$—	$368	$—

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
As of March 31, 2025
Derivatives	$883	$—	$883	$—	$883	$—
Total	$883	$—	$883	$—	$883	$—

As of December 31, 2024
Derivatives	$579	$—	$579	$—	$579	$—
Total	$579	$—	$579	$—	$579	$—

Note 13. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. Management believes that as of March 31, 2025 and December 31, 2024, the Bank met all capital adequacy requirements to which they are subject to. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	March 31, 2025
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$248,393	12.33%	N/A	N/A	N/A	N/A
Bank	246,883	12.24	$161,313	8.00%	$201,641	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	223,210	11.08	N/A	N/A	N/A	N/A
Bank	221,678	10.99	120,985	6.00	161,313	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	223,210	11.08	N/A	N/A	N/A	N/A
Bank	221,678	10.99	90,738	4.50	131,067	6.50
Tier 1 capital (to average assets)
Consolidated	223,210	9.22	N/A	N/A	N/A	N/A
Bank	221,678	9.15	96,874	4.00	121,093	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2024
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$244,659	12.60%	N/A	N/A	N/A	N/A
Bank	242,966	12.50	$155,463	8.00%	$194,328	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A
Bank	218,675	11.25	116,597	6.00	155,463	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A
Bank	218,675	11.25	87,448	4.50	126,313	6.50
Tier 1 capital (to average assets)
Consolidated	220,390	9.27	N/A	N/A	N/A	N/A
Bank	218,675	9.20	95,055	4.00	118,819	5.00

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2025	2024
Basic
Net income	$5,560	$5,226
Distributed and undistributed earnings allocated to participating securities	(74)	(98)
Net income allocated to common shares	$5,486	$5,128
Weighted average common shares outstanding	14,857,234	14,991,835
Basic earnings per common share	$0.37	$0.34
Diluted
Net income allocated to common shares	$5,486	$5,128
Weighted average common shares outstanding for basic earnings per common share	14,857,234	14,991,835
Add: Dilutive effects of assumed exercises of stock options	—	—
Average shares and dilutive potential common shares	14,857,234	14,991,835
Diluted earnings per common share	$0.37	$0.34

No share of common stock was antidilutive for the three months ended March 31, 2025 and 2024.

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
OVERVIEW
OP Bancorp ("Company") are a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank ("Bank"), our wholly owned banking subsidiary, and we do not conduct material business operations other than through the Bank. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American communities within our primary market areas.

Our results of operations depend primarily on our net interest income, which represents the interest we earn on loans and related products, reduced by the interest we pay on deposits and other borrowings. In addition to our net interest income, we derive earnings from fee income we receive in connection with our deposits, and from gains on the sale and service of SBA loans. Our major operating expenses are the salaries and related benefits we pay our management and staff, and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate eight branches in Los Angeles and Orange Counties in California, one branch in Santa Clara, California, one branch in Carrollton, Texas and one branch near Las Vegas, Nevada. We have five loan production offices in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, Lynnwood, Washington, and Fairfax, Virginia.

Banking Economy and Recent Developments

In recent periods, our earnings have been affected by a series of fluctuations in the “discount rate” for short-term borrowings updated by the Federal Reserve Board Open Markets Committee in response to perceived increases in inflationary pressures. Financial institutions and markets promptly followed the upward adjustments, significantly increasing interest rate pricing on loans and deposits. While such adjustments are commonplace and tend to affect the banking industry as a whole, the pace and degree of these adjustments were nearly unprecedented, resulting in banks, including the Bank, experiencing substantial pressure on multiple fronts. In particular, banks were forced to increase interest rates paid on deposits in order to meet competitive pressures from other financial institutions, as well as from treasury securities and other investment opportunities that offered greater earning capabilities for those customers. These increases correspondingly increased the Bank’s cost of funds and exerted downward pressure on our net interest margins. At the same time, they tended to reduce loan volumes by encouraging borrowers to refrain from initiating new loans and maintaining relatively lower balances on existing lines of credit.

Recent interest rate increases also increased credit risk as they increased costs to customers at a time when the customers’ sources of repayment remained relatively lower, as a result of which borrowers found it more difficult to comply with their loan obligations. The combination of these factors has exerted downward pressure on our fee income, the volume of our interest-earning assets and our net interest income.

More recently, the Federal Reserve Board Open Markets Committee, colloquially known as the “Fed,” which controls benchmark interest rates in the United States, has made small decreases in benchmark rates, but has taken a much more incremental approach to significant reductions in response to what appears to be improving economic data. The political climate in the United States appears to remain volatile and uncertain, making it difficult to predict whether and when the Fed may adjust rates further. These factors make it difficult for our management to predict and respond to economic conditions, and exacerbates the challenges of pricing loan and longer-term deposit products.

We believe we have adapted reasonably well to these shifts in the banking economy, and our success in weathering the challenges to date owes to the loyalty of our customers and the talent and dedication of our employees and management. At the same time, these conditions have forced us to redirect our efforts toward liquidity and capital management, thus limiting our growth and our near-term profitability.
The following significant items are of note as of or for the periods presented:
As of March 31, 2025 compared to as of December 31, 2024
•Total assets were $2.51 billion, an increase of $147.0 million, or 6.2%, from $2.37 billion.
•Gross loans were $2.04 billion, an increase of $87.0 million, or 4.4%, from $1.96 billion.
•Total deposits were $2.19 billion, an increase of $162.6 million, or 8.0%, from $2.03 billion.
•Shareholders’ equity was $210.1 million, an increase of $5.1 million, or 2.5%, from $205.0 million.
For the three months ended March 31, 2025 compared to three months ended March 31, 2024
•Net interest income decreased to $17.4 million, an increase of $1.4 million, or 9.0%, from $16.0 million.
•Net income was $5.6 million or $0.37 per diluted common share, an increase of $334 thousand, or 6.4%, from $5.2 million or $0.34 per diluted common share.
SELECTED FINANCIAL DATA

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2025	2024
Income Statement Data:
Interest income	$34,859	$32,913
Interest expense	17,441	16,934
Net interest income	17,418	15,979
Provision for credit losses	736	145
Noninterest income	4,816	3,586
Noninterest expense	13,814	12,157
Income before income taxes	7,684	7,263
Income tax expense	2,124	2,037
Net income	5,560	5,226
Per Share Data:
Basic income per share	$0.37	$0.34
Diluted income per share	0.37	0.34
Book value per share	14.09	13.00
Shares of common stock outstanding	14,914,261	14,982,555
Performance Ratios:
Return on average assets(1)	0.92%	0.96%
Return on average equity(1)	10.73	10.83
Yield on total loans(1)	6.39	6.69
Yield on average interest-earning assets(1)	6.04	6.32
Cost of average interest-bearing liabilities(1)	4.31	4.76
Cost of deposits(1)	3.23	3.43
Net interest margin(1)	3.01	3.06
Efficiency ratio(2)	62.13	62.14

(1)    Annualized.
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Balance Sheet Data:
Gross loans	$2,043,885	$1,956,852
Loans held for sale	4,555	4,581
Allowance for credit losses	25,368	24,796
Total assets	2,512,971	2,366,013
Total deposits	2,189,871	2,027,285
Shareholders’ equity	210,089	204,993
Asset Quality Data:
Nonperforming loans to gross loans	0.51%	0.40%
Allowance for credit losses to nonperforming loans	244	317
Allowance for credit losses to gross loans	1.24	1.27
Balance Sheet and Capital Ratios:
Gross loans to deposits	93.33%	96.53%
Noninterest-bearing deposits to deposits	25.24	24.91
Average equity to average total assets	8.60	8.86
Leverage ratio	9.22	9.27
Common equity tier 1 ratio	11.08	11.35
Tier 1 risk-based capital ratio	11.08	11.35
Total risk-based capital ratio	12.33	12.60

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since those described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

RESULTS OF OPERATIONS
Net Income

We reported net income for the three months ended March 31, 2025 of $5.6 million, an increase of $334 thousand, or 6.4%, compared to net income of $5.2 million for the same period of 2024. The increase was due to a $1.4 million increase in net interest income that resulted primarily from an increase in interest-earning assets, as well as a $1.2 million increase in noninterest income, partially offset by a $1.7 million increase in noninterest expense and a $591 thousand increase in provision for credit losses.

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Interest income	$34,859	$32,913	$1,946	5.9%
Interest expense	17,441	16,934	507	3.0
Net interest income	17,418	15,979	1,439	9.0
Provision for credit losses	736	145	591	407.6
Noninterest income	4,816	3,586	1,230	34.3
Noninterest expense	13,814	12,157	1,657	13.6
Income before income tax expense	7,684	7,263	421	5.8
Income tax expense	2,124	2,037	87	4.3
Net income	$5,560	$5,226	$334	6.4%

Net Interest Income
The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of our total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing ourselves to excessive interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin also may be affected adversely from time to time when we are required to reverse previously accrued interest on loans that are reclassified as non-accrual.

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

	Three Months Ended March 31,
	2025			2024
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate(1)	Average Balance	Interest and Fees	Yield / Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$124,069	$1,372	4.42%	$73,047	$989	5.35%
Federal funds sold and other investments(2)	16,469	302	7.33	16,265	322	7.92
Available-for-sale debt securities	184,649	1,496	3.24	191,383	1,460	3.05
Commercial real estate loans	1,000,426	14,980	6.07	901,262	13,729	6.13
SBA loans	265,953	6,207	9.47	259,368	7,213	11.19
Commercial and industrial loans	212,106	3,778	7.22	134,893	2,670	7.96
Home mortgage loans	526,326	6,718	5.11	512,023	6,495	5.07
Consumer & other loans	233	6	9.75	1,386	35	10.10
Loans(3)	2,005,044	31,689	6.39	1,808,932	30,142	6.69
Total interest-earning assets	2,330,231	34,859	6.04	2,089,627	32,913	6.32
Noninterest-earning assets	77,823			87,586
Total assets	$2,408,054			$2,177,213

Interest-bearing liabilities:
Money market deposits and others	$353,804	$3,085	3.54%	$367,386	$3,940	4.31%
Time deposits	1,208,032	13,523	4.54	954,442	11,735	4.94
Total interest-bearing deposits	1,561,836	16,608	4.31	1,321,828	15,675	4.77
Borrowings	78,944	833	4.28	108,681	1,259	4.66
Total interest-bearing liabilities	1,640,780	17,441	4.31	1,430,509	16,934	4.76
Noninterest-bearing liabilities:
Noninterest-bearing deposits	522,054			514,503
Other noninterest-bearing liabilities	38,014			39,207
Total noninterest-bearing liabilities	560,068			553,710
Shareholders’ equity	207,206			192,994
Total liabilities and shareholders’ equity	$2,408,054			$2,177,213
Net interest income / interest rate spreads		$17,418	1.73%		$15,979	1.56%
Net interest margin			3.01%			3.06%

Cost of deposits			3.23%			3.43%
Cost of funds			3.27%			3.50%

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

	Three Months Ended March 31,
	2025 vs 2024
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$617	$(234)	$383
Federal funds sold and other investments	3	(23)	(20)
Available-for-sale debt securities	(43)	79	36
Commercial real estate loans	1,368	(117)	1,251
SBA loans	192	(1,198)	(1,006)
Commercial and industrial loans	1,461	(353)	1,108
Home mortgage loans	256	(33)	223
Consumer & other loans	(28)	(1)	(29)
Total loans	3,249	(1,702)	1,547
Total interest-earning assets	3,826	(1,880)	1,946
Interest-bearing liabilities:
Money market deposits and others	(278)	(577)	(855)
Time deposits	2,936	(1,148)	1,788
Total interest-bearing deposits	2,658	(1,725)	933
Borrowings	(335)	(91)	(426)
Total interest-bearing liabilities	2,323	(1,816)	507
Net interest income	$1,503	$(64)	$1,439

Comparison for the Three Months Ended March 31, 2025 and 2024

Net interest income increased $1.4 million, or 9.0%, to $17.4 million for the three months ended March 31, 2025 from $16.0 million for the same period of 2024, primarily due to higher interest income on average earning assets (loans and interest-earning deposits in other banks), partially offset by higher interest expense on interest-bearing deposits.

Interest income on loans increased $1.5 million, or 5.1%, to $31.7 million for the three months ended March 31, 2025, compared with $30.1 million for the same period of 2024, primarily due to a $196.1 million, or 10.8%, increase in average balance of loans, partially offset by a 30 basis point decrease in average yield on loans as a result of the Federal Reserve's rate cuts.

Interest income on interest-bearing deposits in other banks increased $383 thousand, or 38.7%, to $1.4 million for the three months ended March 31, 2025, compared with $1.0 million for the same period of 2024. The increase was primarily due to a $51.0 million, or 69.8%, increase in average balance of interest-bearing deposits in other banks, partially offset by a 93 basis point decrease in average yield.

Interest expense on interest-bearing deposits increased $933 thousand, or 6.0%, to $16.6 million for the three months ended March 31, 2025, compared with $15.7 million for the same period of 2024, primarily due to a $240.0 million, or 18.2%, increase in average balance of interest-bearing deposits, partially offset by a 46 basis point decrease in average cost of interest-bearing deposits driven by the Federal Reserve's rate cuts.

Net interest margin decreased 5 basis points to 3.01% for the three months ended March 31, 2025 from 3.06% for the same period of 2024, as the negative impact from the 30 basis point decrease in average yield on loans outweighed the positive impacts from average balance increases and a 17 basis point increase in net interest spread.

Provision for Credit Losses
Total provision for credit losses was $736 thousand for the three months ended March 31, 2025, compared to $145 thousand for the same period of 2024. The provision for credit losses on loans and on off-balance sheet exposure were $687 thousand and $49 thousand, respectively. The provision for credit losses on loans of $687 thousand for three months ended March 31, 2025 was primarily due to an $87.0 million, or 4.4%, increase in loan balances. Home mortgage, commercial real estate, and SBA loans increased $50.0 million, $43.0 million, and $5.1 million, respectively, whereas commercial and industrial loans decreased $10.8 million in the first quarter of 2025. The provision for credit losses on off-balance sheet exposure of $49 thousand was primarily due to increases in unfunded commitment balance.
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
Comparison for the Three Months Ended March 31, 2025 and 2024
The following table sets forth the various components of our noninterest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposits	$1,000	$612	$388	63.4%
Loan servicing fees, net of amortization	1,007	772	235	30.4
Gain on sale of loans	2,019	1,703	316	18.6
Other income	790	499	291	58.3
Total noninterest income	$4,816	$3,586	$1,230	34.3%

Noninterest income for the three months ended March 31, 2025 was $4.8 million, an increase of $1.2 million, or 34.3%, compared to $3.6 million for the same period of 2024, primarily due to higher service charges on deposits, loan servicing fees, gain on sale of loans, and other income.

Service charges on deposit were $1.0 million for the three months ended March 31, 2025, compared to $612 thousand for the same period of 2024, an increase of $388 thousand, or 63.4%, primarily due to an increase in deposit analysis fees from an increase in the number of analysis accounts.

Loan servicing fees was $1.0 million for the three months ended March 31, 2025, compared to $772 thousand for the same period of 2024, an increase of $235 thousand, or 30.4%, primarily due to a decrease in servicing fee amortization driven by lower loan payoffs in loan servicing portfolio.

Gain on sale of loans was $2.0 million for the three months ended March 31, 2025, compared to $1.7 million for the same period of 2024, an increase of $316 thousand, or 18.6%. The increase was primarily due to a higher sold amount in SBA loans, partially offset by a lower average sales premium rate. We sold $31.1 million of SBA loans with an average premium of 8.08% for the three months ended March 31, 2025, compared to a sale of $24.8 million of SBA loans with an average premium of 8.33% in the same period of 2024.

Other income was $790 thousand, an increase of $291 thousand from $499 thousand, primarily due to an increase in credit related fees collected and a decrease in unrealized loss of CRA-qualified mutual fund driven by market interest rate changes.
Noninterest Expense
Comparison for the Three Months Ended March 31, 2025 and 2024

The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$8,776	$7,841	$935	11.9%
Occupancy and equipment	1,581	1,655	(74)	(4.5)
Data processing and communication	296	487	(191)	(39.2)
Professional fees	407	395	12	3.0
FDIC insurance and regulatory assessments	487	374	113	30.2
Promotion and advertising	156	149	7	4.7
Directors' fees	180	157	23	14.6
Foundation donation and other contributions	556	540	16	3.0
Other expenses	1,375	559	816	146.0
Total noninterest expense	$13,814	$12,157	$1,657	13.6%

Noninterest expense for the three months ended March 31, 2025 was $13.8 million, compared with $12.2 million for the same period of 2024, an increase of $1.7 million, or 13.6%, primarily due to higher salaries and employee benefits and other expenses, partially offset by lower data processing and communication.

Salaries and employee benefits for the three months ended March 31, 2025 was $8.8 million, an increase of $935 thousand, or 11.9%, compared with $7.8 million for the same period of 2024. The increase was primarily due to an increase in our employee headcount increased to 240 from 228.

Other expenses increased $816 thousand, primarily due to an increase in credit related expenses and an increase in customer services expenses related to the increase in the number of analysis accounts.

Data processing and communication for the three months ended March 31, 2025 was $296 thousand, a decrease of $191 thousand, or 39.2%, compared with $487 thousand for the same period of 2024. The decrease was primarily due to a reduction in data processing expenses following our core banking system change completed in the fourth quarter of 2024.

Income Tax Expense
Income tax expense was $2.1 million for the three months ended March 31, 2025, resulting in an effective tax rate of 27.6%, compared to income tax expense of $2.0 million for the same period of 2024, resulting in an effective tax rate of 28.0%. The decrease in effective tax rate was primarily due to tax benefits recognized from restricted stock awards vested in the first quarter of 2025.

We recognized net deferred tax assets of $13.2 million and $14.9 million as of March 31, 2025 and December 31, 2024, respectively. After consideration of the matters in the preceding paragraph, we have determined that it is more likely than not that net deferred tax assets as of March 31, 2025 will be fully realized in future years.

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
All securities in our investment portfolio were classified as available-for-sale as of March 31, 2025. There were no held-to-maturity or trading securities in our investment portfolio as of March 31, 2025. All available-for-sale securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities and tax-exempt municipal securities.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented:

	March 31, 2025			December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$40,059	$36,398	$(3,661)	$41,521	$37,076	$(4,445)
Residential collateralized mortgage obligations	155,022	140,576	(14,446)	160,187	143,041	(17,146)
Municipal securities - tax exempt	5,857	5,506	(351)	5,830	5,792	(38)
Total available-for-sale debt securities	$200,938	$182,480	$(18,458)	$207,538	$185,909	$(21,629)

Available-for-sale debt securities decreased $3.4 million, or 1.8%, to $182.5 million as of March 31, 2025 from $185.9 million as of December 31, 2024, primarily due to a $6.6 million in paydowns of residential mortgage-backed securities and residential collateralized mortgage obligations, partially offset by a $3.2 million decrease in unrealized loss for the three months ended March 31, 2025. No issuer of the available-for-sale securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of March 31, 2025 and December 31, 2024.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, we expect full collection of the carrying amount of these securities, do not intend to sell the securities in an unrealized loss position, and believe it is more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for available-for-sale debt securities, we did not have allowance for credit losses as of March 31, 2025 and December 31, 2024.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$63	2.36%	$857	2.25%	$753	2.34%	$38,386	2.23%
Residential collateralized mortgage obligations	—	—	111	1.86	1,837	1.29	153,074	3.03
Municipal securities - tax exempt	—	—	—	—	—	—	5,857	5.21
Total available-for-sale debt securities	$63	2.36%	$968	2.21%	$2,590	1.59%	$197,317	2.93%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	March 31, 2025		December 31, 2024
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$1,023,278	50.1%	$980,247	50.1%
SBA—real estate	237,212	11.6	231,962	11.9
SBA—non-real estate	21,566	1.1	21,748	1.1
Commercial and industrial	202,250	9.9	213,097	10.9
Home mortgage	559,543	27.3	509,524	26.0
Consumer	36	—	274	—
Gross loans receivable	2,043,885	100.0%	1,956,852	100.0%
Allowance for credit losses	(25,368)		(24,796)
Loans receivable, net(1)	$2,018,517		$1,932,056

(1)     Includes net deferred loan costs (fees) and net unamortized premiums (unaccreted discounts) of $(114) thousand and $(702) thousand as of March 31, 2025 and December 31, 2024, respectively.
Gross loans increased $87.0 million, or 4.4%, to $2.04 billion as of March 31, 2025, compared to $1.96 billion as of December 31, 2024. The increase was primarily attributable to new loan originations, partially offset by loan sales, payoffs and paydowns. New loan originations, loan sales, and loan payoffs and paydowns were $205.8 million, $31.1 million, and $87.7 million, respectively, for the first quarter of 2025.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$79,941	$53,414	$495,052	$118,046	$211,424	$65,401	$1,023,278
SBA—real estate	—	12	—	38	—	237,162	237,212
SBA—non- real estate	—	155	—	3,168	—	18,243	21,566
Commercial and industrial	92,520	31,203	8,612	30,691	19,626	19,598	202,250
Home mortgage	—	—	—	—	527,412	32,131	559,543
Consumer	36	—	—	—	—	—	36
Gross loans	$172,497	$84,784	$503,664	$151,943	$758,462	$372,535	$2,043,885

	December 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
($ in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial real estate	$77,086	$59,061	$477,801	$107,076	$191,553	$67,670	$980,247
SBA—real estate	—	—	—	58	—	231,904	231,962
SBA—non- real estate	—	136	—	3,017	—	18,595	21,748
Commercial and industrial	87,899	48,147	8,924	27,069	20,224	20,834	213,097
Home mortgage	—	—	—	—	509,524	—	509,524
Consumer	27	247	—	—	—	—	274
Gross loans	$165,012	$107,591	$486,725	$137,220	$721,301	$339,003	$1,956,852

Our loan portfolio is concentrated in commercial real estate, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 89.0% of our gross loans were secured by real property as of March 31, 2025, compared to 88.0% as of December 31, 2024.
Loans Concentration: We have established concentration limits in the loan portfolio for commercial real estate loans, commercial and industrial loans, and unsecured lending, among others. All loan types are within established limits. We use underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending agreements to allow us to react to a borrower’s deteriorating financial condition, should that occur.
Loans — Commercial Real Estate: Commercial real estate loans include owner-occupied and non-occupied commercial real estate. We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the Wall Street Journal prime rate. Our commercial real estate loan portfolio totaled $1.0 billion as of March 31, 2025 compared to $980.2 million as of December 31, 2024. As of March 31, 2025, approximately 76.9% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 70% for commercial real estate loans. As of March 31, 2025, our average loan to value for commercial real estate loans was 48.2%.
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

As of March 31, 2025, our SBA portfolio totaled $258.8 million, compared to $253.7 million as of December 31, 2024. From our total SBA loan portfolio, $237.2 million is secured by real estate and $21.6 million is unsecured or secured by business assets as of March 31, 2025.
Loans — Commercial and Industrial: Commercial and industrial loans totaled $202.3 million as of March 31, 2025, compared to $213.1 million as of December 31, 2024.
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
Home mortgage loans totaled $559.5 million as of March 31, 2025, compared to $509.5 million as of December 31, 2024. There was no home mortgage loan purchase from third party mortgage originators for the same period.
Loan Servicing

As of March 31, 2025 and December 31, 2024, we serviced $716.8 million and $700.9 million, respectively, of SBA loans for others. Activity for loan servicing rights was as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Beginning balance	$10,834	$11,741
Additions from loans sold with servicing retained	681	552
Amortized to expense	(667)	(888)
Ending balance	$10,848	$11,405

Loan servicing rights are reported on our Consolidated Balance Sheets and reported net of amortization.
Allowance for Credit Losses

The allowance for credit losses is sensitive to numerous factors, including unemployment rate forecasts, change in asset quality, prepayment rates, and real estate indices. Given the dynamic relationship between these factors within our model, it is difficult to estimate the impact of any one factor or input on the allowance for credit losses. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types. Additionally, changes in factors and input may be discretionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to provide additional context regarding the sensitivity of the allowance for credit losses to changes in key variable, we used the following assumptions in a sensitivity analysis of our allowance for credit losses: unemployment rate forecast based on supervisory severely adverse scenario, 0% prepayment rates, loan risk grade changes of commercial real estate and commercial and industrial loan portfolio in worst case scenario based on our history, and applying a 100% weighting to the severely adverse scenario.

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
The allowance for credit losses was $25.4 million as of March 31, 2025, compared to $24.8 million as of December 31, 2024. Provision of credit losses of $736 thousand was recorded for the three months ended March 31, 2025, compared to $145 thousand for the same period in 2024.
Analysis of the Allowance for Credit Losses

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs, by category, for the three months ended March 31, 2025 and 2024:

	As of and for the Three Months Ended March 31,
	2025					2024
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries		Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
Commercial real estate	$9,290	$(280)	$—		$9,010	$7,915	$129	$—	$8,044
SBA—real estate	5,557	(176)	—		5,381	1,657	1,202	(66)	2,793
SBA—non- real estate	418	89	5		512	147	71	11	229
Commercial and industrial	1,844	(105)	(29)		1,710	1,215	448	—	1,663
Home mortgage	7,684	1,162	(91)		8,755	11,045	(1,652)	(2)	9,391
Consumer	3	(3)	—		—	14	(5)	$—	9
Total	$24,796	$687	$(115)	(115)	$25,368	$21,993	$193	$(57)	$22,129
Gross loans(1)					$2,043,885				$1,804,987
Average loans(1)					$1,995,899				$1,797,197
Net (charge-offs) recoveries to average gross loans(2)					(0.02)%				(0.01)%
Allowance for credit losses to gross loans					1.24%				1.23%

(1)    Excludes loans held for sale.
(2)    Annualized

The following table presents an allocation of the allowance for credit losses by portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
($ in thousands)	Amount	% to Total	Amount	% to Total
Commercial real estate	$9,010	35.5%	$9,290	37.5%
SBA—real estate	5,381	21.2	5,557	22.4
SBA—non- real estate	512	2.0	418	1.7
Commercial and industrial	1,710	6.8	1,844	7.4
Home mortgage	8,755	34.5	7,684	31.0
Consumer	—	—	3	—
Total	$25,368	100.0%	$24,796	100.0%

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
Nonperforming loans were $10.4 million as of March 31, 2025, compared to $7.8 million as of December 31, 2024. Nonperforming loans excluded the guaranteed portion of SBA loans of $14.3 million and $16.3 million as of March 31, 2025 and December 31, 2024, respectively.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until being sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. As of March 31, 2025 and December 31, 2024, OREO totaled $1.2 million, which is secured by a mix-use property in Los Angeles with 90% guaranteed by SBA.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$10,412	$7,820
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans(1)	10,412	7,820
Other real estate owned	1,237	1,237
Total nonperforming assets	$11,649	$9,057

Nonperforming loans to gross loans	0.51%	0.40%
Nonperforming assets to total assets	0.46	0.38
Allowance for credit losses to nonperforming loans	244	317

(1)Excludes guaranteed portion of SBA loans of $14.3 million and $16.3 million as of March 31, 2025 and December 31, 2024, respectively.
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

The following table show the composition of deposits by type as of the dates presented:

	March 31, 2025		December 31, 2024
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$552,797	25.2%	$504,928	24.9%
Interest-bearing:
Money market and others	385,080	17.6	329,095	16.2
Time deposits (greater than $250)	610,783	27.9	565,813	27.9
Time deposits ($250 or less)	641,211	29.3	627,449	31.0
Total interest-bearing	1,637,074	74.8	1,522,357	75.1
Total deposits	$2,189,871	100.0%	$2,027,285	100.0%

The following tables set forth the maturity of time deposits as of March 31, 2025:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits (greater than $250)	$178,030	$158,269	$274,484	$—	$610,783
Time deposits ($250 or less)	206,734	172,099	259,856	2,522	641,211
Total time deposits	$384,764	$330,368	$534,340	$2,522	$1,251,994

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. As of March 31, 2025 and December 31, 2024, we had maximum borrowing capacity from the FHLB of $683.8 million and $677.0 million, respectively. We had borrowings from FHLB of $75.0 million and $95.0 million as of March 31, 2025 and December 31, 2024, respectively. The Company had estimated uninsured deposits of $1.1 billion, or 49.0% of total deposits, and $961.7 million, or 47.4% of total deposits, as of March 31, 2025 and December 31, 2024, respectively.
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

Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Deposits	$2,189,871	$2,027,285
Deposits as a % of total liabilities	95.1%	93.8%
Loans, net	$2,018,517	$1,932,056
Loans-to-deposits ratio	92.2%	95.3%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of March 31, 2025 and December 31, 2024. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $217.6 million and $215.1 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $291.8 million and $278.9 million as of March 31, 2025 and December 31, 2024, respectively. We did not have any borrowings outstanding with the Federal Reserve as of March 31, 2025 or December 31, 2024, and our borrowing capacity is limited only by eligible collateral.
Based on the values of loans pledged as collateral, we had $381.5 million of additional borrowing availability with the FHLB as of March 31, 2025. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024	% Change
Liquid assets:
Cash and cash equivalents	$198,861	$134,943	47.4%
AFS debt securities	182,480	185,909	(1.8)
Liquid assets	$381,341	$320,852	18.9%
Liquid assets to total deposits	17.4%	15.8%
Available borrowings:
FHLB	$381,456	$401,900	(5.1)%
Federal Reserve Bank	217,563	215,115	1.1
Pacific Coast Bankers Bank	50,000	50,000	—
Zions Bank	25,000	25,000	—
First Horizon Bank	25,000	25,000	—
Total available borrowings	$699,019	$717,015	(2.5)%
Total available borrowings to total deposits	31.9%	35.4%

Liquid assets and available borrowings to total deposits	49.3%	51.2%

The following tables summarizes short- and long-term material cash requirements as of March 31, 2025, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds:

	Material Cash Requirements
($ in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Indeterminable maturity(1)	Total
Deposits(1)	$989,950	$261,635	$409	$—	$937,877	$2,189,871
Operating lease commitments	2,003	4,489	2,867	411	—	9,770
Advances from FHLB(2)	75,000	—	—	—	—	75,000
Commitments to fund investment for Low Income Housing Tax Credit	4,658	1,267	104	350	—	6,379
Total contractual obligations	$1,071,611	$267,391	$3,380	$761	$937,877	$2,281,020

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

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2025 and December 31, 2024. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of March 31, 2025, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since March 31, 2025 that management believes would change this classification.

As of March 31, 2025	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$248,393	12.33%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	246,883	12.24	$161,313	8.00%	$201,641	10.00%	$211,723	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	223,210	11.08	N/A	N/A	N/A	N/A	N/A	N/A
Bank	221,678	10.99	120,985	6.00	161,313	8.00	171,395	8.50
CET1 capital (to risk-weighted assets)
Consolidated	223,210	11.08	N/A	N/A	N/A	N/A	N/A	N/A
Bank	221,678	10.99	90,738	4.50	131,067	6.50	141,149	7.00
Tier 1 leverage (to average assets)
Consolidated	223,210	9.22	N/A	N/A	N/A	N/A	N/A	N/A
Bank	221,678	9.15	96,874	4.00	121,093	5.00	96,874	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

As of December 31, 2024	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$244,659	12.60%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	242,966	12.50	$155,463	8.00%	$194,328	10.00%	$204,053	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	11.25	116,597	6.00	155,463	8.00	165,186	8.50
CET1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	11.25	87,448	4.50	126,313	6.50	136,035	7.00
Tier 1 leverage (to average assets)
Consolidated	220,390	9.27	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	9.20	95,055	4.00	118,819	5.00	95,055	4.00

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
Our board’s asset liability management committee, or ALM, establishes broad policy limits with respect to interest rate risk. Our management’s asset liability committee, or ALCO, establishes specific operating guidelines within the parameters of the policies set by the ALM. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO monitors the level of interest rate risk sensitivity on a quarterly basis to ensure compliance with the ALM-approved risk limits. The policy requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, and noninterest-bearing and interest-bearing deposit durations based on historical analysis.
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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2025 and December 31, 2024 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
+300 basis points	4.24%	7.10%	(21.95)%	(21.91)%
+200 basis points	3.48	5.28	(10.67)	(11.24)
+100 basis points	1.91	2.80	(3.39)	(3.95)
-100 basis points	(1.03)	(2.04)	2.19	3.43
-200 basis points	1.53	(2.29)	(0.84)	1.76
-300 basis points	7.22	(1.05)	(7.75)	(3.20)

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
Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Report and other documents we file with the SEC. The following risks and uncertainties described below are those that we have identified as material. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not a comprehensive list of all risks we face. Additional risks and uncertainties not presently known to us, or that we may currently view as not material, may also adversely impact our business, financial condition, and results of operations.

Risks Related to Our Business

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

Our profitability is dependent upon the geographic concentration of the markets in which we operate.

A substantial portion of our business is derived from our commercial banking activities in the Los Angeles, California, Metropolitan Area. As a result, our business, financial condition and results of operations are subject to the demand for our products in those areas and is also subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Further, although we have significant lending and deposit relationships in other areas, and our clients’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our clients to repay their loans to us, could impair the value of the collateral securing our loans, or otherwise generally could affect our business, financial condition and results of operations. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify demand for our products or our credit risks across multiple markets.
Similarly, geologic, weather-related, and other hazards such as wildfires, earthquakes, droughts, floods and storms, frequently threaten our markets, and in certain circumstances could be expected to have a disproportionate effect on our business as compared to financial institutions whose client and asset bases are more diversified. Such events may harm our business directly or may harm our clients and prospective clients in a way that increases the risks of defaults on our loans, reduces the value of our collateral, and increases clients’ need for liquidity, thus reducing our deposit base and potentially increasing our costs of funds.

We may not keep pace with the rapid technological developments in the financial services industry.

The financial services industry is subject to rapid technological changes, of which we cannot predict the effects on our business. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. These technologies often are expensive, and many of them are unproven, as a result of which we may delay adoption or implementation of these products. Further, as these technologies develop, they may pose a greater than ordinary risk of additional cybersecurity breaches. However, customers are often drawn to these products and services, which poses both a competitive risk and a cybersecurity risk to us. If we cannot adopt and implement financial services technologies at a cost and with a level of security that allows us to keep pace with our competitors and with customer expectations, we may face challenges to our revenues, and we may lose customers or fail to attract new customers. Further, if these products were to fail to perform as expected, we may face increase cybersecurity risks and customer dissatisfaction. These outcomes, alone or in combination with other factors, may have a material adverse impact on our business, financial condition and results of operations.

Our operations could be disrupted by our third-party service providers experiencing difficulty in providing their services, terminating their services or failing to comply with banking regulations.

We depend to a significant extent on relationships with third-party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third-party relationships are subject to increasingly demanding regulatory requirements that require us to maintain and continue to enhance our due diligence and ongoing monitoring and control over our third-party vendors. We may be required to renegotiate our agreements to meet these enhanced requirements, which could increase our costs or which may be impracticable. If our service providers experience difficulties or terminate their services and we are unable to replace them, our operations could be interrupted. It may be difficult for us to timely replace some of our service providers, which may be at a higher cost due to the unique services they provide. A third-party provider may fail to provide the services we require, or meet contractual requirements, comply with applicable laws and regulations, or suffer a cyberattack or other security breach. We expect that our regulators would hold us responsible for deficiencies of our third-party relationships which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, or client remediation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Adverse conditions in Asia and elsewhere could adversely affect our business.

Although we believe we have minimal exposure to customers that have direct economic ties to South Korea and other countries in Asia, many of our customers maintain significant investment, business, and other ties to the region. As a result, we are still likely to feel the effects of adverse economic and political conditions in South Korea and Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in South Korea and elsewhere in Asia. U.S. and global economic policies, military tensions in North Korea, and unfavorable global economic conditions may adversely impact the South Korean and other Asian economies. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. The coronavirus pandemic has had a material adverse effect on the Asian economies. A significant deterioration of economic conditions in Asia, and in South Korea in particular, could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with, or loans made to, such entities. Adverse economic conditions in Asia, and in South Korea in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

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

Increasing challenges in credit markets and the effects on our current and future borrowers have adversely affected, and in the future may adversely affect, our loan portfolio and may result in losses or increasing provision expense.

Although the Federal Reserve System (commonly referred to as “the Fed”) has recently made modest incremental reductions in benchmark interest rates, the current interest rate environment remains significantly elevated from those of the recent past, and recent indications as of the date of this report are that further reductions are unlikely in the near future. Interest rates affect both our ability to reprice variable-rate loans and to originate new fixed-rate loans, and in times of significant uncertainty about interest rates, such as the present, clients and prospective investors often reduce their borrowing levels, which tends to have a deflating effect on our outstanding loan balances and thus on our interest income.

During the third and fourth quarters of 2024, the Federal Reserve Open Markets Committee cut benchmark interest rates three times and for the first time since 2020. Although the Fed has indicated after its meetings in January and March, 2025, that economic conditions appeared to have stabilized, the committee held benchmark rates stead, and, as a result, we are unable to predict changes in future interest rates. Further, even if adjustments are made, the effect on overall markets remains uncertain, and reflect in part a perceived increase in risks of political instability associated with the new presidential administration and subsequent governmental and economic reactions. If rates resume increasing, or if they continue to remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans. Further, borrowers may defer additional borrowing decisions pending the resolution of both the political uncertainties and the potential for further market adjustments in response to those matters and to general economic conditions.

Changes in interest rates also can affect the value of loans, investment securities and other assets. Rising interest rates will result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in accumulated other comprehensive income and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios. However, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

To the extent interest rates remain relatively elevated, or if economic conditions affecting our borrowers worsen, our allowance for credit losses and related provision could be negatively impacted, which would result in a reduction in net income for the corresponding period, or in some cases we may experience losses in excess of established reserves, which would have a similar effect. At the same time, even if interest rates stabilize or if reductions are less significant than clients expect, we may confront a loss of demand that adversely affects our interest earning assets. Either of these outcomes, alone or in combination with other factors, may have a material adverse effect on our results of operations.

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

As of March 31, 2025, approximately 89.0% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Moreover, a substantial portion of the collateral underlying our real estate loans is located in the Los Angeles Metropolitan Area, which recently has experienced an unprecedented series of wildfires that destroyed or heavily damaged some properties and rendered others inaccessible. We have not yet fully determined whether or to what extent these events have affected our loan portfolio or the underlying collateral, and the ultimate effects may not be determinable in the foreseeable future. These events and the related declines and losses could have a material adverse effect on our business, financial condition and results of operations.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of March 31, 2025, we had $1.5 billion of commercial loans, consisting of $1.0 billion of commercial real estate loans, $258.8 million of SBA loans, and $202.3 million of commercial and industrial loans, including trade finance loans, for which real estate is not the primary source of collateral. Commercial loans represented 72.6% of our total loan portfolio as of March 31, 2025. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

Similarly, we recently announced and have begun to implement a leadership succession plan pursuant to which, among other things, Ms. Kim will retire as our Chief Executive Officer and will assume the role of Chair of our Board of Directors, and will be succeeded in the CEO role by Mr. Sang Oh effective July 1, 2025. Relatedly, we announced in February 2025 that Ms. Christine Oh, our longtime Chief Financial Officer, has accepted the role of Chief Operating Officer and will be succeeded in her CFO role by Jaehyun Park. These transitions have begun and will continue throughout much of the first half of Fiscal 2025, and may take longer. While our Board of Directors has carefully considered and begun to implement these plans, there can be no assurance that these changes will not prove disruptive to our operations, our employees or our customers, or that they ultimately will be successful in promoting our strategic goals and assuring a smooth leadership transition. Unexpected failures or shortcomings as these changes occur may have a material adverse effect upon our business, financial condition and results of operations.

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

As of March 31, 2025, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $10.4 million, or 0.51% of our gross loans, and 0.41% of total assets. Our other real estate owned (“OREO”) totaled $1.2 million as of March 31, 2025.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss, and we may be exposed to environmental risks associated with the ownership of OREO properties. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which would have an adverse effect on our net income and related ratios, such as return on assets and equity.

Our allowance for credit losses on loans may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance, which reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses was $25.4 million, or 1.24% expressed as a percentage of loans, as of March 31, 2025. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a provision for credit losses on loans of $736 thousand for the three months ended March 31, 2025. The processes we use to estimate the allowance for credit losses on loans and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical models which takes into account known risks, composition and growth of the loan portfolio and economic forecasts. These models may not be accurate, particularly in times of market stress, unforeseen circumstances or due to flaws in the model’s design or implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining the allowance for credit losses on loans are inadequate, the allowance for credit losses on loans may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.

In addition, we evaluate all loans identified as individually evaluated loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as nonperforming or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for credit losses on loans accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified.

Although management believes that the allowance for credit losses on loans is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses on loans in the future to further supplement the allowance for credit losses on loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for credit losses on loans and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. If our allowance for credit losses on loans is inaccurate, for any of the reasons discussed above (or other reasons), and is inadequate to cover the loan losses that we actually experience, the resulting losses could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Growth Strategy

We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth.

We grew our consolidated assets to $2.5 billion as of March 31, 2025 from $2.4 billion as of December 31, 2024. Our deposits have grown to $2.2 billion as of March 31, 2025 from $2.0 billion as of December 31, 2024. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends. Further, we have expanded by establishing de novo branches in the Bay Area of California and in the Atlanta, Georgia, Las Vegas, Nevada, and Washington, DC, metropolitan area, and loan production offices in some of these locations as well as in the Dallas, Texas area. These efforts may prove less successful or more expensive than we have estimated, and in certain cases could materially and adversely affect our results of operation or our financial condition.

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

Our reputation may be adversely affected by the soundness of other financial institutions.

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

As a smaller bank holding company and a small community bank, we lack many of the resources available to larger institutions to recruit, train and retain a large staff focused on data security. Instead, like most community banks, we rely heavily on third-party vendors and other service providers for these functions. As financial institutions and technology systems become more interconnected and more complex, any operational incident at a third party, such as a vendor or customer, may increase our operational risks, including from information breaches or loss, breakdowns, disruptions or failures of their own systems or infrastructure, or any deficiencies in the performance of their responsibilities. These risks are increased to the extent we rely on a single-source vendor or provider. If a third-party vendor or service provider is not fully effective in assisting us in protecting our data and systems, we may be held responsible for any resulting failures, and even a failure by a third party could damage or jeopardize our relationships with our customers. Further, a recent and well-publicized cybersecurity incident involving the failure of one of the world’s most sophisticated security platforms resulted in extensive outages of that provider’s customer systems, the effect of which was a cascading failure of several of that firm’s clients’ networks. Such interruptions, occurring as a result of the acts or omissions of one or more of our vendors, could result in liability to our customers, as well as reputational harm and a potential interruption of our business.

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our customers and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective, and in some circumstances may result in financial losses or losses of protected information concerning our customers. These circumstances may jeopardize our reputation with the affected customers or, in certain situations, may result in a public erosion of confidence in our Bank or in our management team. Moreover, may types of employee misconduct can expose us to regulatory sanctions such as fines, regulatory orders, and restrictions on our operations. Public disclosure of such events also may affect our ability to attract new customers or to maintain positive relationships with existing customers. Employee misconduct is not always insured, and certain types of conduct are not insurable. Even where insurance is in force, the results may exceed the scope or financial limits of our insurance coverage, Substantial losses as a result of employee misconduct could have a material adverse effect on our business, financial condition and results of operations.

Finance and Accounting Risks

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC and the DFPI. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers and to the Federal Deposit Insurance Fund and the integrity of the financial system, rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Risks Related to Our Common Stock

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

OP Bancorp

Date: May 9, 2025	By:	/s/ MIN J. KIM
Min J. Kim President and Chief Executive Officer (Duly Authorized Officer)

Date: May 9, 2025	By:	/s/ JAEHYUN PARK
Jaehyun Park Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)