Form 10-Q
period 2025-06-30
OP Bancorp
filed 2025-08-11
CIK 1722010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

(213) 892-9999
(Registrant’s telephone number, including area code)

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

Number of shares outstanding of the Registrant’s Common Stock as of July 31, 2025 was 14,885,614.

INTRODUCTION

This Quarterly Report on Form 10-Q (this "Form 10-Q") is filed by OP Bancorp, a California corporation and a registered bank holding company (“Company”) with respect to its consolidated financial condition, results of operations, and business as of June 30, 2025. The Company’s primary business operations are conducted through its wholly owned subsidiary, Open Bank, a California chartered commercial bank (“Bank”), and unless the context requires otherwise, statements about the Company generally are intended to describe the consolidated operations of the Company and the Bank.
FORWARD-LOOKING STATEMENTS

Certain matters set forth herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements that are not statements of historical fact are forward-looking. Forward-looking statements in this report include comments about the Company’s current business plans and expectations regarding future operating results, as well as management’s statements about expected future events and economic developments, plans, strategies and objectives. All such statements reflect the current intentions, beliefs and expectations of the Company’s executive management based on currently available information and current and expected market conditions. Forward-looking statements can sometimes be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. Readers should not construe these statements as assurances of a given level of performance, or as promises that we will take the actions our management currently expects.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected or could cause us to change plans or strategies or otherwise to take actions that differ from those we currently expect. The known risks and uncertainties that may have these effects are described in Part II, Item 1A, of this Form 10-Q, and in our other filings with the Securities and Exchange Commission. You should read all forward-looking statements in the context of the foregoing and should not consider them to be reliable predictions of future events or as assurances of a particular level of performance or intended course of action. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Cash and due from banks	$16,592	$12,267
Interest-bearing deposits with banks	188,796	122,676
Cash and cash equivalents	205,388	134,943
Available-for-sale ("AFS") debt securities, at fair value	175,000	185,909
Other investments	17,101	16,437
Loans held-for-sale	20,016	4,581
Net loans (net of allowance for credit losses on loans of $26,286 and $24,796)	2,045,294	1,932,056
Premises and equipment, net	6,852	5,449
Accrued interest receivable	9,991	9,188
Servicing assets	10,572	10,834
Company owned life insurance	23,259	22,912
Deferred tax assets, net	12,633	14,893
Other real estate owned ("OREO")	1,237	1,237
Operating right-of-use assets	9,887	7,415
Other assets	26,365	20,159
TOTAL ASSETS	$2,563,595	$2,366,013

LIABILITIES
Deposits:
Noninterest-bearing	$565,683	$504,928
Interest-bearing:
Money market and others	431,252	329,095
Time deposits greater than $250	643,350	565,813
Other time deposits	614,443	627,449
Total deposits	2,254,728	2,027,285
Federal Home Loan Bank ("FHLB") advances	50,000	95,000
Accrued interest payable	15,720	16,067
Operating lease liabilities	12,243	7,857
Other liabilities	17,186	14,811
Total liabilities	2,349,877	2,161,020
SHAREHOLDERS' EQUITY
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – no par value; 50,000,000 shares authorized; 14,885,614 and 14,819,866 shares issued and outstanding	72,984	73,697
Additional paid-in capital	11,484	11,928
Retained earnings	143,114	134,781
Accumulated other comprehensive loss, net of tax	(13,864)	(15,413)
Total shareholders’ equity	213,718	204,993
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,563,595	$2,366,013

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$34,263	$30,605	$65,952	$60,747
Interest on AFS debt securities	1,437	1,590	2,933	3,050
Other interest income	1,965	2,162	3,639	3,473
Total interest income	37,665	34,357	72,524	67,270
Interest expense
Interest on deposits	17,475	17,343	34,083	33,018
Interest on borrowings	469	820	1,302	2,079
Total interest expense	17,944	18,163	35,385	35,097
Net interest income	19,721	16,194	37,139	32,173
Provision for credit losses	1,206	617	1,942	762
Net interest income after provision for credit losses	18,515	15,577	35,197	31,411
NONINTEREST INCOME
Service charges on deposits	1,017	793	2,017	1,405
Loan servicing fees, net of amortization	900	575	1,907	1,347
Gains on sale of loans	1,441	2,325	3,460	4,028
Other income	610	491	1,400	990
Total noninterest income	3,968	4,184	8,784	7,770
NONINTEREST EXPENSE
Salaries and employee benefits	9,075	7,568	17,851	15,409
Occupancy and equipment	1,584	1,660	3,165	3,315
Data processing and communication	306	530	602	1,017
Professional fees	418	406	825	801
FDIC insurance and regulatory assessments	506	378	993	752
Promotion and advertising	232	151	388	300
Directors’ fees	198	178	378	335
Foundation donation and other contributions	636	539	1,192	1,079
Other expenses	1,082	779	2,457	1,338
Total noninterest expense	14,037	12,189	27,851	24,346
INCOME BEFORE INCOME TAX EXPENSE	8,446	7,572	16,130	14,835
Income tax expense	2,113	2,136	4,237	4,173
NET INCOME	$6,333	$5,436	$11,893	$10,662
BASIC EARNINGS PER SHARE ("EPS")	$0.42	$0.36	$0.79	$0.70
DILUTED EPS	$0.42	$0.36	$0.79	$0.70

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income	$6,333	$5,436	$11,893	$10,662
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on AFS debt securities	(186)	(127)	2,047	(1,428)
Net changes in unrealized losses on cash flow hedges	(136)	(254)	(498)	(254)
Other comprehensive income (loss)	(322)	(381)	1,549	(1,682)
COMPREHENSIVE INCOME	$6,011	$5,055	$13,442	$8,980

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at April 1, 2025	14,914,261	$73,697	$11,371	$138,563	$(13,542)	$210,089
Net income	—	—	—	6,333	—	6,333
Other comprehensive income	—	—	—	—	(322)	(322)
Stock issued under stock-based compensation plans, net of forfeiture	36,740	—	(40)	—	—	(40)
Stock-based compensation, net	—	—	153	—	—	153
Repurchase of common stock	(65,387)	(713)	—	—	—	(713)
Cash dividends declared ($0.12 per share)	—	—	—	(1,782)	—	(1,782)
Balance at June 30, 2025	14,885,614	$72,984	$11,484	$143,114	$(13,864)	$213,718

Balance at April 1, 2024	14,982,555	$75,957	$11,240	$124,280	$(16,752)	$194,725
Net income	—	—	—	5,436	—	5,436
Other comprehensive loss	—	—	—	—	(381)	(381)
Stock issued under stock-based compensation plans, net of forfeiture	58,047	—	(116)	—	—	(116)
Stock-based compensation, net	—	—	317	—	—	317
Repurchase of common stock	(224,321)	(2,208)	—	—	—	(2,208)
Cash dividends declared ($0.12 per share)	—	—	—	(1,787)	—	(1,787)
Balance at June 30, 2024	14,816,281	$73,749	$11,441	$127,929	$(17,133)	$195,986

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at January 1, 2025	14,819,866	$73,697	$11,928	$134,781	$(15,413)	$204,993
Net income	—	—	—	11,893	—	11,893
Other comprehensive income	—	—	—	—	1,549	1,549
Stock issued under stock-based compensation plans, net of forfeiture	131,135	—	(757)	—	—	(757)
Stock-based compensation, net	—	—	313	—	—	313
Repurchase of common stock	(65,387)	(713)	—	—	—	(713)
Cash dividends declared ($0.24 per share)	—	—	—	(3,560)	—	(3,560)
Balance at June 30, 2025	14,885,614	$72,984	$11,484	$143,114	$(13,864)	$213,718

Balance at January 1, 2024	15,000,436	$76,280	$10,942	$120,855	$(15,451)	$192,626
Net income	—	—	—	10,662	—	10,662
Other comprehensive loss	—	—	—	—	(1,682)	(1,682)
Stock issued under stock-based compensation plans, net of forfeiture	89,863	160	(137)	—	—	23
Stock-based compensation, net	—	—	636	—	—	636
Repurchase of common stock	(274,018)	(2,691)	—	—	—	(2,691)
Cash dividends declared ($0.24 per share)	—	—	—	(3,588)	—	(3,588)
Balance at June 30, 2024	14,816,281	$73,749	$11,441	$127,929	$(17,133)	$195,986

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
($ in thousands)	2025	2024
Cash flows from operating activities
Net income	$11,893	$10,662
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	1,942	762
Deferred income tax expense (benefit)	1,287	(209)
Amortization of servicing assets	1,513	1,996
Amortization of low income housing partnerships	1,062	1,035
Accretion of net discounts on loans	(724)	(1,275)
Depreciation and amortization of premises and equipment	741	699
Amortization of net premiums on securities	4	52
Gains on sale of loans	(3,460)	(4,028)
Stock-based compensation	313	636
Earnings on company owned life insurance	(347)	(333)
Net change in fair value of equity investment with readily determinable fair value	(64)	50
Origination of loans held-for-sale	(73,911)	(63,660)
Proceeds from sales of loans held-for-sale	60,685	61,700
Net change in:
Accrued interest receivable and other assets	(2,402)	6,433
Accrued interest payable and other liabilities	129	(1,908)
Net cash (used in) provided by operating activities	(1,339)	12,612
Cash flows from investing activities
Net change in loans receivable	(114,456)	(103,315)
Proceeds from matured, called, or paid-down AFS debt securities	14,118	12,048
Purchase of available-for-sale debt securities	—	(19,082)
Purchase of Federal Home Loan Bank stock	(540)	(87)
Purchase of premises and equipment, net	(2,144)	(167)
Investments in low-income housing partnerships	(2,607)	(2,556)
Net cash used in investing activities	(105,629)	(113,159)
Cash flows from financing activities
Net change in deposits	227,443	133,263
Cash received from stock option exercises	—	160
Proceeds from FHLB advances	50,000	40,000
Repayment of FHLB advances	(95,000)	(30,000)
Repurchase of common stock	(713)	(2,691)
Cash dividend paid on common stock	(3,560)	(3,588)
Payments related to tax-withholding for vested restricted stock awards	(757)	(137)
Net cash provided by financing activities	177,413	137,007
Net change in cash and cash equivalents	70,445	36,460
Cash and cash equivalents at beginning of period	134,943	91,216
Cash and cash equivalents at end of period	$205,388	$127,676
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$3,496	$5,495
Interest	35,733	32,221
Supplemental noncash disclosure:
Initial recognition of right-of-use assets	$3,536	$871
New commitments to low income housing partnership investment	5,000	—
Transfer of loan to OREO	—	1,077

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies

OP Bancorp (referred to herein on an unconsolidated basis as "OP Bancorp" and on a consolidated basis as the "Company") is a California corporation and the registered bank holding company for Open Bank ("Open Bank" or the “Bank”).
The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared by management in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial results for the interim periods presented, including eliminating intercompany transactions and balances. Certain items in our consolidated financial statements and notes for prior years have been reclassified to conform to the current presentation. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”). Descriptions of our significant accounting policies are included in Note 1. Summary of Significant Accounting Policies in the Notes to consolidated financial statements in the 2024 Annual Report on Form 10-K.

Accounting Pronouncements Adopted in 2025

There were no recently adopted accounting pronouncements during the six months ended June 30, 2025 that had a material impact on the Company's consolidated financial statements or disclosures.

Recently Issued Accounting Pronouncements

Standard	Description	Effective date	Effect on financial statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.	ASU 2023-09 amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures.	December 31, 2025 Early adoption is permitted	We are currently evaluating the impact of this guidance on our consolidated financial statements.
ASU 2024-03, Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
ASU 2024-03 requires disaggregated disclosure of income statement expenses, including disaggregated information about certain costs/expenses in a table format in the note to the financial statements in both annual and interim financial statements.
		December 31, 2027 Early adoption is permitted	We are currently evaluating the impact of this guidance on our consolidated financial statements.
Note 2 — Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$38,425	$—	$(3,619)	$34,806
Residential collateralized mortgage obligations	149,107	573	(14,807)	134,873
Municipal securities - tax exempt	5,884	—	(563)	5,321
Total AFS debt securities	$193,416	$573	$(18,989)	$175,000

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$41,521	$—	$(4,445)	$37,076
Residential collateralized mortgage obligations	160,187	312	(17,458)	143,041
Municipal securities - tax exempt	5,830	37	(75)	5,792
Total AFS debt securities	$207,538	$349	$(21,978)	$185,909

Expected maturities may differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of AFS debt securities as of June 30, 2025, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
Within one year	$39	$38
After one year through five years	834	810
After five years through ten years	13,504	12,368
After ten years	179,039	161,784
Total AFS debt securities	$193,416	$175,000

The following tables present the fair values and the associated gross unrealized losses of AFS debt securities, aggregated by length of time that the securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$4,915	$(87)	$29,891	$(3,532)	$34,806	$(3,619)
Residential collateralized mortgage obligations	5,359	(11)	83,708	(14,796)	89,067	(14,807)
Municipal securities - tax exempt	3,688	(352)	1,633	(211)	5,321	(563)
Total AFS debt securities	$13,962	$(450)	$115,232	$(18,539)	$129,194	$(18,989)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$5,442	$(133)	$31,634	$(4,312)	$37,076	$(4,445)
Residential collateralized mortgage obligations	27,614	(214)	93,236	(17,244)	120,850	(17,458)
Municipal securities - tax exempt	895	(19)	1,788	(56)	2,683	(75)
Total AFS debt securities	$33,951	$(366)	$126,658	$(21,612)	$160,609	$(21,978)

As of June 30, 2025 and December 31, 2024, the number of AFS debt securities in an unrealized loss position was 80 and 84, respectively.

The Company monitors credit quality of individual AFS debt securities by evaluating a variety of methods and utilizing such information in our evaluation of the appropriateness of the allowance for credit losses for our AFS debt securities. The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement. The Company's portfolio was comprised of securities issued, guaranteed, or otherwise supported by the U.S. government. As such, it was expected that the AFS debt securities would not be settled at a price less than the amortized cost. Further, the Company intended to hold the AFS debt securities, and it was not more-likely-than-not that it would be required to sell the AFS debt securities before recovery of amortized cost. Approximately 97% of the AFS debt securities were residential mortgage-backed securities and collateralized mortgage obligations that were issued by U.S. government-sponsored agencies, such as Ginnie Mae, Fannie Mae and Freddie Mac. The remaining 3% of the AFS debt securities are tax-exempt municipal securities. Accordingly, for these securities, the Company did not have allowance for credit losses as of June 30, 2025 and December 31, 2024.

The amortized cost of the AFS debt securities excluded accrued interest receivables of $531 thousand and $569 thousand as of June 30, 2025 and December 31, 2024, respectively, which are included in Accrued interest receivable on the consolidated balance sheets. For additional information on the Company's accounting policy related to securities' accrued interest receivables and impairment, see Note 1 —Business and Basis of Presentation to the consolidated financial statements in the 2024 Annual Report on Form 10-K.

As of June 30, 2025 and December 31, 2024, there were no pledged securities to secure public deposits, borrowing and letters of credit from the FHLB and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the consolidated balance sheets as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
FHLB stock	$13,155	$12,615
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified (1)	3,651	3,532
Time deposits placed in other banks	105	100
Total other investments	$17,101	$16,437

(1)The Company recorded $12 thousand and $64 thousand unrealized gains for the three and six months ended June 30, 2025, respectively, and $14 thousand and $50 thousand unrealized losses for the three and six months ended June 30, 2024, respectively. The unrealized gains (losses) of the mutual fund are included in other income in the consolidated statements of income.

Note 3 — Loans and Allowance for Credit Losses on Loans

Loans

The following table presents the composition of the loan portfolio as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Commercial real estate ("CRE")	$1,021,431	$980,247
SBA—real estate	241,451	231,962
SBA—non-real estate	21,973	21,748
C&I	193,359	213,097
Home mortgage	593,256	509,524
Consumer and other	110	274
Gross loans	2,071,580	1,956,852
Allowance for credit losses	(26,286)	(24,796)
Net loans (1)	$2,045,294	$1,932,056

(1)Includes net deferred loan costs (fees) and net unamortized premiums (discounts) of $398 thousand as of June 30, 2025 and $(702) thousand as of December 31, 2024.

Allowance for Credit Losses on Loans

For loans that share risk characteristics, the Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of Current Expected Credit Losses ("CECL"), the Company elected not to consider accrued interest receivable in its estimated credit losses as the Company writes off the uncollectible accrued interest receivable in a timely manner. Generally, loans are placed on nonaccrual status when they become 90 days past due or more and all unpaid accrued interest is reversed against interest income. Accrued interest receivable on loans totaled $8.6 million and $8.1 million as of June 30, 2025 and December 31, 2024, respectively.

For collectively evaluated loans, the Company uses transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approaches, incorporating quantitative factors and qualitative considerations in the calculation of the allowance. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. The Company incorporates future economic conditions using a weighted multiple scenario approach: baseline and adverse. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. The Company segments the loan portfolio by major loan type using the Call Report codes and internal loan risk ratings to determine the Bank's allowance for credit losses.

The methodologies described above generally rely on historical loss experience to determine the quantitative portion of the allowance for credit losses. The Company also consider other qualitative and macroeconomic variables related to current conditions and reasonable and supportable forecasts that may indicate current expected credit losses could differ from the historical information reflected in the quantitative models. Key qualitative and macroeconomic variables include GDP, unemployment rates, interest rates, asset quality ratios, loan portfolio concentration, California house price index, and CRE price index. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors listed below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the loss rates. This matrix considers the following nine factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council Interagency Policy Statement on the Allowance for Credit Losses, updated to reflect the adoption of CECL:
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
•    Changes in the volume and severity of past-due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•    Changes in the quality of the credit review function;
•    Changes in the value of the underlying collateral for loans that are not collateral-dependent;
•    The existence, growth, and effect of any concentrations of credit, and
•    The effect of other external factors, such as the regulatory, legal and technological environments; competition; and events such as natural disasters.

For loans that do not share similar risk characteristics such as nonaccrual loans above $500 thousand, the Company evaluates these loans on an individual loan basis. Such nonaccrual loans are considered to have different risk profiles than performing loans and are therefore evaluated individually. The Company elected to collectively assess nonaccrual loans with balances below $500 thousand along with the performing and accrual loans, in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. When a loan is individually evaluated for the allowance for credit losses, the Company uses one of two different asset valuation measurement methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; or 2) the fair value of the collateral for a collateral-dependent loan. For the collateral-dependent loans, the Company obtains a new "as-is" valuation appraisal to determine an updated fair value of collateral. To ensure that appraised values remain current, the Company obtains updated appraisals every twelve months from a qualified independent appraiser. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an allowance for credit losses with a corresponding charge to the provision for credit losses.

The Company maintains a separate allowance for credit losses for its off-balance sheet commitments. The Company uses an estimated funding rate to allocate an allowance to undrawn exposures. This funding rate serves as a credit conversion factor, reflecting the likelihood that undrawn lines of credit may be drawn at any time. The funding rate is determined based on a look-back period of 8 quarters. Credit loss is not estimated for off-balance sheet commitments that are unconditionally cancellable by the Company.

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2025 and 2024:

($ in thousands)	CRE	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer and Other	Total
Three Months Ended June 30, 2025
Beginning balance	$9,010	$5,381	$512	$1,710	$8,755	$—	$25,368
Provision for (reversal of) credit losses	9	931	(17)	(372)	704	—	1,255
Charge-offs	(129)	(413)	—	—	—	—	(542)
Recoveries	80	—	4	121	—	—	205
Ending balance	$8,970	$5,899	$499	$1,459	$9,459	$—	$26,286

Three Months Ended June 30, 2024
Beginning balance	$8,044	$2,793	$229	$1,663	$9,391	$9	$22,129
Provision for (reversal of) credit losses	(118)	134	20	488	108	(5)	627
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	4	—	—	—	4
Ending balance	$7,926	$2,927	$253	$2,151	$9,499	$4	$22,760

($ in thousands)	CRE	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer and Other	Total
Six Months Ended June 30, 2025
Beginning balance	$9,290	$5,557	$418	$1,844	$7,684	$3	$24,796
Provision for (reversal of) credit losses	(271)	755	72	(477)	1,866	(3)	1,942
Charge-offs	(129)	(413)	(10)	(29)	(91)	—	(672)
Recoveries	80	—	19	121	—	—	220
Ending balance	$8,970	$5,899	$499	$1,459	$9,459	$—	$26,286

Six Months Ended June 30, 2024
Beginning balance	$7,915	$1,657	$147	$1,215	$11,045	$14	$21,993
Provision for (reversal of) credit losses	11	1,336	91	936	(1,544)	(10)	820
Charge-offs	—	(66)	—	—	(2)	—	(68)
Recoveries	—	—	15	—	—	—	15
Ending balance	$7,926	$2,927	$253	$2,151	$9,499	$4	$22,760

Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. Generally, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure.

The following table represents the amortized cost basis of collateral-dependent loans by property type as of June 30, 2025 and December 31, 2024, for which repayment is expected to be obtained through the sale of the underlying collateral:

($ in thousands)	Hotel / Motel	Retail	Gas Station	Single-Family Residential	Total (1)(2)
As of June 30, 2025
CRE	$1,580	$222	$—	$—	$1,802
SBA—real estate	3,706	1,567	—	—	5,273
Home mortgage	—	—	—	1,418	1,418
Total	$5,286	$1,789	$—	$1,418	$8,493
As of December 31, 2024
CRE	$1,580	$363	$—	$—	$1,943
SBA—real estate	3,702	2,006	—	—	5,708
Total	$5,282	$2,369	$—	$—	$7,651

(1)Excludes guaranteed portion of SBA loans totaling $12.5 million and $15.2 million as of June 30, 2025 and December 31, 2024, respectively.
(2)The allowance for credit losses allocated to these loans as of June 30, 2025 and December 31, 2024 was $904 thousand and $1.2 million, respectively.

The following table presents the amortized cost in nonaccrual loans and loans past due 90 or more days and still accruing interest as of June 30, 2025 and December 31, 2024:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total (1)
As of June 30, 2025
CRE	$—	$1,802	$1,802	$—	$1,802
SBA—real estate	2,444	2,932	5,376	—	5,376
SBA—non-real estate	320	—	320	—	320
C&I	—	—	—	—	—
Home mortgage	—	1,418	1,418	—	1,418
Total	$2,764	$6,152	$8,916	$—	$8,916
As of December 31, 2024
CRE	$363	$1,580	$1,943	$—	$1,943
SBA—real estate	2,006	3,702	5,708	—	5,708
SBA—non-real estate	169	—	169	—	169
Total	$2,538	$5,282	$7,820	$—	$7,820

(1)    Excludes guaranteed portion of loans totaling $13.9 million and $16.3 million as of June 30, 2025 and December 31, 2024, respectively.
Nonaccrual loans and accruing loans past due 90 or more days include both homogeneous loans that are collectively and individually evaluated for impairment and individually classified impaired loans.

The following table represents the aging analysis of gross loans as of June 30, 2025 and December 31, 2024:

	Still Accruing
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Nonaccrual Loans (1)	Current Accruing Loans	Total
As of June 30, 2025
CRE	$—	$—	$—	$1,802	$1,019,629	$1,021,431
SBA—real estate	4,275	1,882	—	5,376	229,918	241,451
SBA—non-real estate	234	—	—	320	21,419	21,973
C&I	—	—	—	—	193,359	193,359
Home mortgage	298	3,114	—	1,418	588,426	593,256
Consumer and other	—	—	—	—	110	110
Total	$4,807	$4,996	$—	$8,916	$2,052,861	$2,071,580
As of December 31, 2024 (2)
CRE	$—	$—	$—	$1,943	$978,304	$980,247
SBA—real estate	237	74	—	5,708	225,943	231,962
SBA—non-real estate	133	137	—	169	21,309	21,748
C&I	15	—	—	—	213,082	213,097
Home mortgage	2,774	5,594	—	—	501,156	509,524
Consumer and other	—	—	—	—	274	274
Total	$3,159	$5,805	$—	$7,820	$1,940,068	$1,956,852

(1)Excludes guaranteed portion of loans totaling $13.9 million and $16.3 million as of June 30, 2025 and December 31, 2024, respectively.
(2)Revised to conform with the current presentation.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other-than-insignificant payment delay, other-than-insignificant term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following table presents the amortized cost of loans as of June 30, 2025 that were modified for borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024 by loan class and modification type:

Three Months Ended June 30, 2025	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Interest Only	Total
CRE	$1,084	$—	$1,084	0.11%
SBA—real estate (1)	2,081	—	2,081	0.86%
Total	$3,165	$—	$3,165

Three Months Ended June 30, 2024	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Term Extension	Total
SBA—real estate (1)	$390	$—	$390	0.17%
SBA—non-real estate	$—	$9	$9	0.05%
C&I	130	—	130	0.07%
Total	$520	$9	$529

Six Months Ended June 30, 2025	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Interest Only	Total
CRE	$1,084	$3,155	$4,239	0.42%
SBA—real estate (1)	2,730	—	2,730	1.13%
Total	$3,814	$3,155	$6,969

Six Months Ended June 30, 2024	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Term Extension	Total
SBA—real estate (1)	$1,130	$—	$1,130	0.50%
SBA—non-real estate	$—	$9	$9	0.05%
C&I	130	—	130	0.07%
Total	$1,260	$9	$1,269

(1)Excludes guaranteed portion of SBA loans totaling $3.2 million and $5.2 million for the three and six months ended June 30, 2025, respectively. In comparison, no guaranteed portion of SBA loans was excluded for the three and six months ended June 30, 2024.

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Payment Delay:
CRE	Deferment of payment by a weighted average of:	0.3 years	0.3 years
SBA—real estate	Deferment of payment by a weighted average of:	0.3 years	0.3 years
Interest Only:
CRE	Interest only Payment by a weighted average of:	N/A	0.5 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Payment Delay:
SBA—real estate	Deferment of payment by a weighted average of:	0.5 years	0.5 years
C&I	Deferment of payment by a weighted average of:	0.5 years	0.5 years
Term Extension:
SBA—non-real estate	Extended term by a weighted average of:	1.8 years	1.8 years

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received modifications within the past 12 months as of June 30, 2025 and 2024, and subsequently defaulted in three and six months ended June 30, 2025, and 2024.

The Company had no additional commitments to lend to borrowers whose loans were modified as of both June 30, 2025 and December 31, 2024.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that were modified in the twelve months ended June 30, 2025 and 2024:

	Payment Performance as of June 30, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$1,733	$1,580	$—	$3,313
SBA—real estate (1)	5,236	—	1,960	7,196
Total	$6,969	$1,580	$1,960	$10,509

	Payment Performance as of June 30, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$622	$—	$—	$622
SBA—real estate (1)	1,390	1,054	740	3,184
SBA—non-real estate	130	—	—	130
C&I	221	—	—	221
Total	$2,363	$1,054	$740	$4,157

(1)Excludes guaranteed portion of SBA loans totaling $7.4 million and $3.1 million as June 30, 2025 and 2024, respectively.

Credit Quality Indicators

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
Special Mention — Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.
Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the loan portfolio's amortized cost and current year-to-date gross write-offs by loan type, risk rating and year of origination as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
($ in thousands)	2025	2024	2023	2022	2021	Prior
CRE
Pass	$143,565	$263,979	$93,795	$229,321	$170,858	$101,659	$9,119	$—	$1,012,296
Special mention	—	—	—	574	2,212	—	—	—	2,786
Substandard	—	—	1,580	4,546	—	223	—	—	6,349
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$143,565	$263,979	$95,375	$234,441	$173,070	$101,882	$9,119	$—	$1,021,431
Year-to-date charge-offs	$—	$—	$—	$—	$—	$129	$—	$—	$129
SBA— real estate
Pass	$27,545	$29,182	$24,926	$35,560	$15,268	$80,732	$—	$—	$213,213
Special mention	—	—	—	6,579	1,337	1,260	—	—	9,176
Substandard	—	—	1,186	9,965	289	7,622	—	—	19,062
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$27,545	$29,182	$26,112	$52,104	$16,894	$89,614	$—	$—	$241,451
Year-to-date charge-offs	$—	$—	$—	$—	$—	$413	$—	$—	$413
SBA—non-real estate
Pass	$3,175	$8,638	$3,978	$1,657	$89	$2,958	$—	$—	$20,495
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	440	—	940	—	—	1,380
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$3,175	$8,638	$3,978	$2,097	$89	$3,996	$—	$—	$21,973
Year-to-date charge-offs	$—	$—	$3	$—	$—	$7	$—	$—	$10
C&I
Pass	$2,797	$20,625	$10,712	$13,349	$13,856	$2,295	$127,582	$1,568	$192,784
Special mention	—	—	—	—	—	—	434	—	434
Substandard	—	—	—	—	—	—	141	—	141

Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$2,797	$20,625	$10,712	$13,349	$13,856	$2,295	$128,157	$1,568	$193,359
Year-to-date charge-offs	$—	$—	$29	$—	$—	$—	$—	$—	$29
Home mortgage
Pass	$128,214	$37,489	$56,018	$257,609	$68,925	$43,583	$—	$—	$591,838
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,418	—	—	—	—	1,418
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$128,214	$37,489	$56,018	$259,027	$68,925	$43,583	$—	$—	$593,256
Year-to-date charge-offs	$—	$—	$—	$77	$—	$14	$—	$—	$91
Consumer and other
Pass	$25	$—	$—	$—	$—	$—	$85	$—	$110
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$25	$—	$—	$—	$—	$—	$85	$—	$110
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$305,321	$359,913	$189,429	$537,496	$268,996	$231,227	$136,786	$1,568	$2,030,736
Special mention	—	—	—	7,153	3,549	1,260	434	—	12,396
Substandard	—	—	2,766	16,369	289	8,785	141	—	28,350
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$305,321	$359,913	$192,195	$561,018	$272,834	$241,370	$137,361	$1,568	$2,071,580
Year-to-date charge-offs	$—	$—	$32	$77	$—	$563	$—	$—	$672

	December 31, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
($ in thousands)	2024	2023	2022	2021	2020	Prior
CRE
Pass	$201,141	$85,056	$190,968	$137,425	$88,993	$250,291	$17,012	$—	$970,886
Special mention	—	—	579	2,246	—	—	—	—	2,825
Substandard	—	1,580	319	—	—	4,637	—	—	6,536
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$201,141	$86,636	$191,866	$139,671	$88,993	$254,928	$17,012	$—	$980,247
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass	$31,441	$26,508	$41,375	$18,819	$16,166	$72,440	$—	$—	$206,749
Special mention	—	—	2,345	—	—	739	—	—	3,084
Substandard	—	1,182	9,965	2,868	—	8,114	—	—	22,129
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$31,441	$27,690	$53,685	$21,687	$16,166	$81,293	$—	$—	$231,962
Year-to-date charge-offs	$—	$—	$—	$66	$—	$—	$—	$—	$66
SBA—non-real estate
Pass	$10,443	$4,498	$1,837	$154	$1,303	$2,621	$—	$—	$20,856
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	483	—	157	154	—	—	794
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$10,443	$4,498	$2,320	$154	$1,460	$2,873	$—	$—	$21,748
Year-to-date charge-offs	$—	$—	$—	$—	$—	$27	$—	$—	$27
C&I
Pass	$19,712	$11,525	$14,016	$18,122	$3,356	$2,664	$140,278	$3,024	$212,697
Special mention	—	—	—	—	—	—	400	—	400
Substandard	—	—	—	—	—	—	—	—	—

Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$19,712	$11,525	$14,016	$18,122	$3,356	$2,664	$140,678	$3,024	$213,097
Year-to-date charge-offs	$—	$44	$—	$—	$—	$—	$—	$—	$44
Home mortgage
Pass	$42,112	$63,000	$284,208	$70,326	$17,749	$32,129	$—	$—	$509,524
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$42,112	$63,000	$284,208	$70,326	$17,749	$32,129	$—	$—	$509,524
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$27	$—	$—	$—	$—	$—	$247	$—	$274
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$27	$—	$—	$—	$—	$—	$247	$—	$274
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$304,876	$190,587	$532,404	$244,846	$127,567	$360,145	$157,537	$3,024	$1,920,986
Special mention	—	—	2,924	2,246	—	739	400	—	6,309
Substandard	—	2,762	10,767	2,868	157	12,905	—	—	29,459
Doubtful	—	—	—	—	—	98	—	—	98
Subtotal	$304,876	$193,349	$546,095	$249,960	$127,724	$373,887	$157,937	$3,024	$1,956,852
Year-to-date charge-offs	$—	$44	$—	$66	$—	$27	$—	$—	$137

Note 4 — Premises and Equipment

The following table presents information regarding the premises and equipment as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Leasehold improvements	$10,666	$10,019
Furniture and fixtures	5,280	4,902
Equipment and others	4,950	3,831
Total premises and equipment	20,896	18,752
Accumulated depreciation	(14,044)	(13,303)
Total premises and equipment, net	$6,852	$5,449

Total depreciation expense included in occupancy and equipment expenses were $394 thousand and $332 thousand for the three months ended June 30, 2025 and 2024, respectively, and $741 thousand and $699 thousand for the six months ended June 30, 2025 and 2024, respectively.
Note 5 — Servicing Assets

The Company recognizes the rights to service SBA loans for others as servicing assets when the benefit of servicing is expected to more than adequately compensate the Company for performing the servicing. Servicing assets are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and evaluates each group for impairment based on the fair value. Based on the impairment test as of June 30, 2025 and December 31, 2024, there was no impairment.

The following table presents the activity in the servicing assets for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$10,848	$11,405	$10,834	$11,741
Additions from loans sold with servicing retained	570	746	1,251	1,298
Amortized to expense	(846)	(1,108)	(1,513)	(1,996)
Ending balance	$10,572	$11,043	$10,572	$11,043

The fair value of the servicing assets was $15.7 million as of June 30, 2025, which was determined using discount rates ranging from 4.76% to 11.53% and prepayment speeds ranging from 12.90% to 13.60%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $16.8 million as of June 30, 2024, which was determined using discount rates ranging from 3.78% to 11.25% and prepayment speeds ranging from 12.70% to 12.90% depending on the stratification of the specific assets.
Note 6 — Borrowing Arrangements
As of June 30, 2025, the Company had FHLB advances totaling $50.0 million with a weighted average interest rate of 3.70% and a weighted average remaining term of 2.4 years, compared to $95.0 million with a weighted average interest rate of 4.34% and a weighted average remaining term of 0.2 years as of December 31, 2024. The Company had letters of credit from the FHLB in the amount of $135.0 million and $100.0 million to secure public deposits as of June 30, 2025 and December 31, 2024, respectively.

The Company had available borrowing capacity from the following institutions as of June 30, 2025:

($ in thousands)	June 30, 2025
FHLB	$443,207
Federal Reserve Bank	223,373
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$766,580

The Company has pledged approximately $1.55 billion and $1.41 billion of loans as collateral for these lines of credit as of June 30, 2025 and December 31, 2024, respectively.
Note 7 — Income Taxes
The Company’s income tax expense was $2.1 million for both the three months ended June 30, 2025 and 2024, and $4.2 million for both the six months ended June 30, 2025 and 2024. The effective income tax rate was 25.0% and 28.2% for the three months ended June 30, 2025 and 2024, respectively, 26.3% and 28.1% for the six months ended June 30, 2025 and 2024, respectively.
Note 8 — Commitments and Contingencies
Off-Balance-Sheet Credit Risk
In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credits. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit and market reviews as those instruments recorded on the Consolidated Balance Sheets. Loan commitments represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These commitments generally have fixed expiration dates or contain termination clauses in the event the customer’s credit quality deteriorates. Since many of the commitments are expected to expire without being drawn upon, the commitment amounts do not necessarily represent future funding requirements.
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

The following table presents the distribution of undisbursed credit-related commitments as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Loan commitments	$324,423	$261,446
Standby letter of credit	23,174	21,059
Commercial letter of credit	96	49
Total undisbursed credit related commitments	$347,693	$282,554

Investments in low-income housing partnership

The Company invests in certain affordable housing partnerships. The following table shows the investments and unfunded commitments of the Company's affordable housing partnerships as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Investments in low-income housing partnerships (1)	$19,129	$15,191
Unfunded commitments to fund investments for low-income housing partnerships (1)	10,015	7,622

(1)These balances are reflected in other assets and other liabilities on the consolidated balance sheets. The Company expects to finish fulfilling these commitments during the year ending 2042.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received, and recognizes the amortization in income tax expense on the consolidated statements of income. The Company recognized amortization expense of $565 thousand and $518 thousand for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. In addition, the Company recognized tax credits and other benefits of $578 thousand and $656 thousand for the three months ended June 30, 2025 and 2024, respectively, and $1.3 million for both the six months ended June 30, 2025 and 2024.
Legal Proceedings
From time to time the Company or the Bank are parties to legal proceedings in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss is probable and its amount can be reasonably estimated with specificity or within a given range. Management estimates the likelihood and the amount of a possible loss using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. No accrual has been recorded; however, the Company acknowledges that actual exposure and ultimate losses may differ from current expectations. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to management as of June 30, 2025, management does not believe there are any pending legal proceedings to which the Company or the Bank is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note 9 — Stock-Based Compensation Plan
As of June 30, 2025, the Company maintains one stock-based compensation plan, the OP Bancorp 2021 Equity Incentive Plan ("2021 Plan"). The Board of Directors approved the 2021 Plan, an equity incentive plan for granting stock options and restricted stock awards to key employees, officers, and non-employee directors of the Company. An aggregate of 1,500,000 shares of the Company’s common stock were authorized under the 2021 Plan. The exercise prices of stock options granted under the 2021 Plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of June 30, 2025 and December 31, 2024.

Restricted stock awards issued under the 2021 Plan may or may not be subject to vesting provisions. Holders of the restricted stock awards have full voting rights and receive dividends during the vesting period. Stock compensation cost for the restricted stock awards are recognized based on the grant-date fair value over the vesting period.

The following table presents a summary of the activity in the Company’s non-vested restricted stock awards under the 2021 Plan for the six months ended June 30, 2025:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2025	250,088	$11.78	$3,954
Awards granted	64,589	12.78
Awards vested	(188,539)	11.91
Awards forfeited	(19,960)	11.34
Non-vested, as of June 30, 2026	106,178	$12.20	$1,379

The following table presents compensation cost and the related tax benefit for the restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Stock compensation cost	$153	$317	$313	$636
Tax benefit (provision) realized from awards vested	32	—	62	(3)

There were 1,090,963 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of June 30, 2025. The Company had approximately $1.3 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of June 30, 2025. The Company expects to recognize these costs over a weighted average period of 3.3 years.
Note 10 — Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Assets and liabilities recorded at fair value on a recurring basis, such as AFS securities, equity investments and derivatives. Additionally, from time to time, the Company records fair value adjustments on a nonrecurring basis. These nonrecurring adjustments typically involve application of lower of cost or fair value accounting and write-downs of individual assets.
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
AFS Debt Securities —The fair values of investment securities are determined by matrix pricing, which is a mathematical technique used to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management obtains the fair values of investment securities on a monthly basis from a third-party pricing service.
Equity Investments — The Company has an equity investment with readily determinable fair value. The fair value is obtained from unadjusted quoted prices in active markets on the date of measurement and classified as Level 1.
Derivatives —The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
AFS debt securities:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$34,806	$—	$34,806	$—
Residential collateralized mortgage obligations	134,873	—	134,873	—
Municipal securities - tax exempt	5,321	—	5,321	—
Other investments:
Mutual fund - CRA qualified	3,651	3,651	—	—
Derivative assets:
Interest rate products	6	—	6	—
Derivative liabilities:
Interest rate products	945	—	945	—

December 31, 2024
AFS debt securities:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,076	$—	$37,076	$—
Residential collateralized mortgage obligations	143,041	—	143,041	—
Municipal securities - tax exempt	5,792	—	5,792	—
Other investments:
Mutual fund - CRA qualified	3,532	3,532	—	—
Derivative assets:
Interest rate products	368	—	368	—
Derivative liabilities:
Interest rate products	579	—	579	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value and write-downs of individual assets.
Collateral-dependent loans —Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. Fair value for collateral-dependent loans are measured based on the value of the collateral securing these loans and are classified as Level 3. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The fair value of real estate collateral is determined based on third-party appraisals. The fair value of business equipment is based on third-party appraisals if significant, or the equipment’s net book value on the business’ financial statements. The fair value of inventory and accounts receivable collateral are determined based on independent field examiner review or aging reports. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Appraised values are reviewed by management using historical knowledge, market considerations, and knowledge of the client and client’s business.

Other real estate owned — Fair value of OREO is determined primarily based on third-party appraisals, less costs to sell and therefore, is classified as Level 3. Appraisals are required annually and may be updated more frequently when circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Collateral-dependent loans:
SBA—real estate	1,437	—	—	1,437
Total	$1,437	$—	$—	$1,437

December 31, 2024
Collateral-dependent loans:
CRE	$173	$—	$—	$173
SBA—real estate	952	—	—	952
OREO	1,237	—	—	1,237
Total	$2,362	$—	$—	$2,362
Total

The following table presents the increase (decrease) in the fair value of certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Collateral-dependent loans:
SBA—real estate	(160)	—	113	—
Total	$(160)	$—	$113	$—

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of June 30, 2025 and December 31, 2024:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs(1)
June 30, 2025
Collateral-dependent loans:
SBA—real estate	1,126	Income approach - income capitalization	Capitalization rate	5.5% to 11.0%	8.2%
SBA—real estate	311	Sales comparison approach	Market data comparison	0.0% to 35.0%	4.5%

December 31, 2024
Collateral-dependent loans:
CRE	$173	Income approach - income capitalization	Capitalization rate	5.5% to 7.3%	6.0%
SBA—real estate	539	Income approach - income capitalization	Capitalization rate	5.5% to 7.3%	10.4%
SBA—real estate	413	Sales comparison approach	Market data / purchase price	n/a	n/a
OREO	$1,237	Sales comparison approach	Market data comparison	(3.7)% to 2.2%	(0.5)%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2025 and December 31, 2024.

Financial Instruments

The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	June 30, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$205,388	$205,388	$—	$—	$205,388
Loans held for sale	20,016	—	21,541	—	21,541
Net loans	2,045,294	—	—	2,122,054	2,122,054
Accrued interest receivable, net	9,991	527	854	8,610	9,991
Other investments:
FHLB and PCBB stock	13,345	N/A	N/A	N/A	N/A
Time deposits placed	105	—	105	—	105
Financial liabilities:
Deposits	2,254,728	—	2,255,465	—	2,255,465
FHLB advances	50,000	—	50,281	—	50,281
Accrued interest payable	15,720	—	15,720	—	15,720

	December 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$134,943	$134,943	$—	$—	$134,943
Loans held for sale	4,581	—	4,946	—	4,946
Net loans	1,932,056	—	—	1,986,813	1,986,813
Accrued interest receivable, net	9,188	181	888	8,119	9,188
Other investments:
FHLB and PCBB stock	12,805	N/A	N/A	N/A	N/A
Time deposits placed	100	—	100	—	100
Financial liabilities:
Deposits	2,027,285	—	2,026,092	—	2,026,092
FHLB advances	95,000	—	94,986	—	94,986
Accrued interest payable	16,067	—	16,067	—	16,067

Note 11 — Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to various risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Beginning in 2024, the Company began utilizing derivatives to hedge the variability of cash flows associated with its existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("AOCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2025, the Company expects to reclassify an estimated $284 thousand of pre-tax of deferred net losses related to cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the notional amounts, fair values and classification on consolidated balance sheets of the Company's derivatives as of June 30, 2025 and December 31, 2024:

	Derivative Assets			Derivative Liabilities
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
June 30, 2025
Derivatives designated as hedging instruments:
Interest rate products	$25,000	Other assets	$6	$50,000	Other liabilities	$945
Total derivatives designated as hedging instruments			$6			$945

December 31, 2024
Derivatives designated as hedging instruments:
Interest rate products	$25,000	Other assets	$368	$50,000	Other liabilities	$579
Total derivatives designated as hedging instruments			$368			$579

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and six months ended June 30, 2025 and 2024:

Derivatives in Subtopic 815-20 Hedging Relationships ($ in thousands)	Amount of Gain (Loss) Recognized in AOCI on Derivative	Amount of Gain (Loss) Recognized in AOCI Included Component	Amount of Gain (Loss) Recognized in AOCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Three Months Ended June 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate products	$(150)	$(150)	$—	Interest expense	$29	$29	$—
Total	$(150)	$(150)	$—		$29	$29	$—
Three Months Ended June 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate products	$(254)	$(254)	$—	Interest expense	$81	$81	$—
Total	$(254)	$(254)	$—		$81	$81	$—

Six Months Ended June 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate products	$(632)	$(632)	$—	Interest expense	$60	$60	$—
Total	$(632)	$(632)	$—		$60	$60	$—
Six Months Ended June 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate products	$(254)	$(254)	$—	Interest expense	$81	$81	$—
Total	$(254)	$(254)	$—		$81	$81	$—

The following table presents the pre-tax changes of the Company’s derivative financial instruments on the consolidated statement of income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
($ in thousands)	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Total amounts presented in the consolidated statement of income	$29	$81	$60	$81

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest contracts
Amount of loss reclassified from AOCI into income	$29	$81	$60	$81
Amount of gain (loss) reclassified from AOCI into income as a result that a forecasted transaction was no longer probable of occurring	—	—	—	—
Amount of loss reclassified from AOCI into income - included component	29	81	60	81
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2025
Derivatives assets	$6	$—	$6	$—	$6	$—
Total	$6	$—	$6	$—	$6	$—

December 31, 2024
Derivatives assets	$368	$—	$368	$—	$368	$—
Total	$368	$—	$368	$—	$368	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2025
Derivatives liabilities	$945	$—	$945	$—	$945	$—
Total	$945	$—	$945	$—	$945	$—

December 31, 2024
Derivatives liabilities	$579	$—	$579	$—	$579	$—
Total	$579	$—	$579	$—	$579	$—

Note 12 — Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of both June 30, 2025 and December 31, 2024, the Bank met all applicable capital adequacy requirements.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	June 30, 2025
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$252,936	12.26%	N/A	N/A	N/A	N/A
Bank	250,705	12.15	$165,139	8.00%	$206,424	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	227,148	11.01	N/A	N/A	N/A	N/A
Bank	224,902	10.90	123,855	6.00	165,139	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	227,148	11.01	N/A	N/A	N/A	N/A
Bank	224,902	10.90	92,891	4.50	134,176	6.50
Tier 1 capital (to average assets)
Consolidated	227,148	8.96	N/A	N/A	N/A	N/A
Bank	224,902	8.87	101,435	4.00	126,793	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

	December 31, 2024
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$244,659	12.60%	N/A	N/A	N/A	N/A
Bank	242,966	12.50	$155,463	8.00%	$194,328	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A
Bank	218,675	11.25	116,597	6.00	155,463	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A
Bank	218,675	11.25	87,448	4.50	126,313	6.50
Tier 1 capital (to average assets)
Consolidated	220,390	9.27	N/A	N/A	N/A	N/A
Bank	218,675	9.20	95,055	4.00	118,819	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

Note 13 — Earnings Per Share

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2025	2024	2025	2024
Basic
Net income	$6,333	$5,436	$11,893	$10,662
Distributed and undistributed earnings allocated to participating securities	(53)	(103)	(127)	(201)
Net income allocated to common shares	$6,280	$5,333	$11,766	$10,461
Weighted average common shares outstanding	14,859,718	14,868,344	14,858,483	14,930,090
Basic earnings per common share	$0.42	$0.36	$0.79	$0.70
Diluted
Net income allocated to common shares	$6,280	$5,333	$11,766	$10,461
Weighted average common shares outstanding for basic earnings per common share	14,859,718	14,868,344	14,858,483	14,930,090
Add: Dilutive effects of assumed exercises of stock options (1)	—	—	—	—
Average shares and dilutive potential common shares	14,859,718	14,868,344	14,858,483	14,930,090
Diluted earnings per common share	$0.42	$0.36	$0.79	$0.70

(1)No share of common stock was antidilutive for the three and six months ended June 30, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
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
OP Bancorp (referred to herein on an unconsolidated basis as "OP Bancorp" and on a consolidated basis as the "Company") is a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank ("Open Bank" or the "Bank"), our wholly owned banking subsidiary, and we do not conduct material business operations other than through the Bank. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American communities within our primary market areas.

Our results of operations depend primarily on our net interest income, which represents the interest we earn on loans and related products, reduced by the interest we pay on deposits and other borrowings. In addition to our net interest income, we derive earnings from fee income we receive in connection with our deposits, and from gains on the sale and service of SBA loans. Our major operating expenses are the salaries and related benefits we pay our management and staff, and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities. We currently operate nine branches in Los Angeles and Orange Counties in California, one branch in Santa Clara, California, one branch in Carrollton, Texas and one branch near Las Vegas, Nevada. We have five loan production offices in Pleasanton, California, Atlanta, Georgia, Aurora, Colorado, Lynnwood, Washington, and Fairfax, Virginia.

Banking Economy and Recent Developments

The Board of Governors of the Federal Reserve System ("Federal Reserve") has maintained the Federal Funds Rate range at 4.25% to 4.50%, reflecting a continued pause in its monetary tightening cycle. While inflation has shown signs of moderation, the Federal Reserve has signaled a cautious approach, seeking to balance its dual mandate of achieving maximum employment and price stability. Recent commentary from policymakers indicates the potential for gradual rate cuts later in 2025, contingent upon further evidence of sustained disinflation and softening labor market conditions. The current rate environment continues to influence lending activity, funding costs, and credit risk assessments across the financial sector. Additionally, the volatile and uncertain political climate further complicates the economic outlook, making it increasingly difficult to anticipate the timing and magnitude of future rate adjustments. These factors present ongoing challenges for management in forecasting economic conditions and in effectively pricing both loan products and longer-term deposit offerings.

We believe we have responded effectively to the evolving dynamics of the banking environment. Our ability to navigate recent challenges is largely attributable to the continued loyalty of our customers and the dedication and expertise of our employees and management team.
The following significant items are of note as of or for the periods presented:
As of June 30, 2025 compared to as of December 31, 2024
•Total assets were $2.56 billion, up $197.6 million, or 8%, from $2.37 billion.
•Gross loans were $2.07 billion, up $114.7 million, or 6%, from $1.96 billion.
•Total deposits were $2.25 billion, up $227.4 million, or 11%, from $2.03 billion.
•Shareholders’ equity was $213.7 million, up $8.7 million, or 4%, from $205.0 million.
For the three months ended June 30, 2025 compared to three months ended June 30, 2024
•Net interest income increased to $19.7 million, up $3.5 million, or 22%, from $16.2 million.
•Net income increased to $6.3 million or $0.42 diluted EPS, up $897 thousand, or 17%, from $5.4 million or $0.36 diluted EPS.
For the six months ended June 30, 2025 compared to six months ended June 30, 2024
•Net interest income increased to $37.1 million, up $5.0 million, or 15%, from $32.2 million.
•Net income increased to $11.9 million or $0.79 diluted EPS, up $1.2 million, or 12%, from $10.7 million or $0.70 diluted EPS.

SELECTED FINANCIAL DATA

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2025	2024	2025	2024
Income Statement Data:
Interest income	$37,665	$34,357	$72,524	$67,270
Interest expense	17,944	18,163	35,385	35,097
Net interest income	19,721	16,194	37,139	32,173
Provision for credit losses	1,206	617	1,942	762
Noninterest income	3,968	4,184	8,784	7,770
Noninterest expense	14,037	12,189	27,851	24,346
Income before income taxes	8,446	7,572	16,130	14,835
Income tax expense	2,113	2,136	4,237	4,173
Net income	6,333	5,436	11,893	10,662
Per Share Data:
Basic EPS	$0.42	$0.36	$0.79	$0.70
Diluted EPS	0.42	0.36	0.79	0.70
Book value per common share, at period-end	14.36	13.23	14.36	13.23
Shares of common stock outstanding, at period-end	14,885,614	14,816,281	14,885,614	14,816,281
Performance Ratios:
Return on average assets(1)	1.00%	0.95%	0.96%	0.96%
Return on average equity(1)	11.97	11.23	11.36	11.03
Yield on average total loans(1)	6.56	6.67	6.47	6.68
Yield on average interest-earning assets(1)	6.18	6.29	6.11	6.31
Cost of average interest-bearing liabilities(1)	4.18	4.81	4.24	4.79
Cost of deposits(1)	3.15	3.54	3.19	3.49
Net interest margin(1)	3.23	2.96	3.12	3.01
Efficiency ratio(2)	59.25	59.81	60.65	60.95

(1)    Annualized.
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

($ in thousands)	June 30, 2025	December 31, 2024
Balance Sheet Data:
Gross loans	$2,071,580	$1,956,852
Loans held-for-sale	20,016	4,581
Allowance for credit losses on loans	26,286	24,796
Total assets	2,563,595	2,366,013
Total deposits	2,254,728	2,027,285
Shareholders’ equity	213,718	204,993
Asset Quality Data:
Nonperforming loans to gross loans	0.43%	0.40%
Allowance for credit losses on loans to nonperforming loans	295	317
Allowance for credit losses on loans to gross loans	1.27	1.27
Balance Sheet and Capital Ratios:
Gross loans to total deposits	91.88%	96.53%
Noninterest-bearing deposits to total deposits	25.09	24.91
Quarterly average equity to average total assets	8.39	8.63
Tier 1 leverage capital ratio	8.96	9.27
Common equity tier 1 capital ratio	11.01	11.35
Tier 1 risk-based capital ratio	11.01	11.35
Total risk-based capital ratio	12.26	12.60

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since those described in our 2024 Annual Report on Form 10-K.

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

The Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of CECL, the Company elected not to consider accrued interest receivable in its estimated credit losses because management writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The Company uses transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. The Company incorporates future economic conditions using a weighted multiple scenario approach: baseline and adverse. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. We make critical accounting estimates, including the judgments made in the application of significant accounting policies, sensitivity to change, and the likelihood of materially different reported results if different assumptions were used.

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

RESULTS OF OPERATIONS
Net Income

	Three Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Interest income	$37,665	$34,357	$3,308	10%
Interest expense	17,944	18,163	(219)	(1)
Net interest income	19,721	16,194	3,527	22
Provision for credit losses	1,206	617	589	95
Noninterest income	3,968	4,184	(216)	(5)
Noninterest expense	14,037	12,189	1,848	15
Income before income tax expense	8,446	7,572	874	12
Income tax expense	2,113	2,136	(23)	(1)
Net income	$6,333	$5,436	$897	17%

In the second quarter of 2025, we generated net income of $6.3 million, up $897 thousand, or 17%, compared with $5.4 million in the same period a year ago. The increase was primarily driven by higher net interest income, partially offset by increases in noninterest expense and provision for credit losses.

	Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Interest income	$72,524	$67,270	$5,254	8%
Interest expense	35,385	35,097	288	1
Net interest income	37,139	32,173	4,966	15
Provision for credit losses	1,942	762	1,180	155
Noninterest income	8,784	7,770	1,014	13
Noninterest expense	27,851	24,346	3,505	14
Income before income tax expense	16,130	14,835	1,295	9
Income tax expense	4,237	4,173	64	2
Net income	$11,893	$10,662	$1,231	12%

In the first half of 2025, we generated net income of $11.9 million, up $1.2 million, or 12%, compared with $10.7 million for the same period a year ago. The increase was primarily driven by higher net interest income and noninterest income, partially offset by increases in noninterest expense and provision for credit losses.
Net Interest Income
The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of our total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing ourselves to excessive interest rate risk through our asset and liability policies. We manage interest rate risk by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin also may be affected adversely from time to time when we are required to reverse previously accrued interest on loans that are reclassified as non-accrual.

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

	Three Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$147,874	$1,648	4.41%	$135,984	$1,847	5.37%
Other investments (2)	16,961	317	7.47	16,307	315	7.72
AFS debt securities	180,193	1,437	3.19	195,512	1,590	3.25
CRE	1,028,961	16,013	6.24	910,116	13,742	6.07
SBA	283,130	6,618	9.38	256,987	7,116	11.14
C&I	195,547	3,667	7.52	173,100	3,367	7.82
Home mortgage	587,454	7,962	5.42	501,862	6,348	5.06
Consumer and other	76	3	15.86	1,219	32	10.44
Loans (3)	2,095,168	34,263	6.56	1,843,284	30,605	6.67
Total interest-earning assets	2,440,196	37,665	6.18	2,191,087	34,357	6.29
Noninterest-earning assets	83,394			89,446
Total assets	$2,523,590			$2,280,533

Interest-bearing liabilities:
Money market deposits and others	$408,667	$3,586	3.52%	$338,554	$3,494	4.15%
Time deposits	1,267,363	13,889	4.40	1,102,587	13,849	5.05
Total interest-bearing deposits	1,676,030	17,475	4.18	1,441,141	17,343	4.84
Borrowings	46,707	469	4.04	77,314	820	4.27
Total interest-bearing liabilities	1,722,737	17,944	4.18	1,518,455	18,163	4.81
Noninterest-bearing liabilities:
Noninterest-bearing deposits	547,545			529,179
Other noninterest-bearing liabilities	41,624			39,301
Total noninterest-bearing liabilities	589,169			568,480
Shareholders’ equity	211,684			193,598
Total liabilities and shareholders’ equity	$2,523,590			$2,280,533
Net interest income / interest rate spreads		$19,721	2.00%		$16,194	1.48%
Net interest margin			3.23%			2.96%

Cost of deposits			3.15%			3.54%
Cost of funds			3.17%			3.57%

	Six Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$136,038	$3,020	4.41%	$104,515	$2,836	5.37%
Other investments (2)	16,716	619	7.40	16,286	637	7.82
AFS debt securities	182,409	2,933	3.22	193,448	3,050	3.15
CRE	1,014,772	30,993	6.16	906,290	27,471	6.10
SBA	274,589	12,825	9.42	257,554	14,329	11.19
C&I	203,781	7,445	7.37	154,018	6,037	7.88
Home mortgage	557,058	14,681	5.27	506,943	12,843	5.07
Consumer and other	154	8	11.27	1,303	67	10.26
Loans (3)	2,050,354	65,952	6.47	1,826,108	60,747	6.68
Total interest-earning assets	2,385,517	72,524	6.11	2,140,357	67,270	6.31
Noninterest-earning assets	80,624			88,516
Total assets	$2,466,141			$2,228,873

Interest-bearing liabilities:
Money market deposits and others	$381,387	$6,671	3.53%	$352,970	$7,434	4.24%
Time deposits	1,237,862	27,412	4.47	1,028,515	25,584	5.00
Total interest-bearing deposits	1,619,249	34,083	4.24	1,381,485	33,018	4.81
Borrowings	62,736	1,302	4.19	92,998	2,079	4.50
Total interest-bearing liabilities	1,681,985	35,385	4.24	1,474,483	35,097	4.79
Noninterest-bearing liabilities:
Noninterest-bearing deposits	534,870			521,841
Other noninterest-bearing liabilities	39,829			39,253
Total noninterest-bearing liabilities	574,699			561,094
Shareholders’ equity	209,457			193,296
Total liabilities and shareholders’ equity	$2,466,141			$2,228,873
Net interest income / interest rate spreads		$37,139	1.87%		$32,173	1.52%
Net interest margin			3.12%			3.01%

Cost of deposits			3.19%			3.49%
Cost of funds			3.22%			3.54%

(1)Annualized.
(2)Includes FHLB and PCBB stocks, CRA qualified mutual fund and interest-earning time deposits with banks.
(3)Include loans held-for-sale.

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

	Three Months Ended June 30,
	2025 vs 2024
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$147	$(346)	$(199)
Other investments	11	(9)	2
AFS debt securities	(118)	(35)	(153)
CRE	1,855	416	2,271
SBA	674	(1,172)	(498)
C&I	475	(175)	300
Home mortgage	1,313	301	1,614
Consumer and other	(37)	8	(29)
Total loans	4,280	(622)	3,658
Total interest-earning assets	4,320	(1,012)	3,308
Interest-bearing liabilities:
Money market deposits and others	717	(625)	92
Time deposits	1,959	(1,919)	40
Total interest-bearing deposits	2,676	(2,544)	132
Borrowings	(315)	(36)	(351)
Total interest-bearing liabilities	2,361	(2,580)	(219)
Net interest income	$1,959	$1,568	$3,527

Comparison for the Three Months Ended June 30, 2025 and 2024

Net interest income for the second quarter of 2025 increased year-over-year, primarily driven by higher interest income on loans.

Interest income on loans increased $3.7 million, or 12%, primarily due to growth in average loan balances, partially offset by a decline in loan yields, reflecting the impact of of downward repricing on adjustable-rate loans and lower rates on new originations following last year's decreases in the federal funds rate.

Interest expense on interest-bearing deposits remained relatively unchanged, as the impact of increase in average interest-bearing deposit balances was almost offset by a decline in interest-bearing deposit costs. The decline in deposit costs reflected the repricing of deposit products in response to the last year's decreases in the federal fund rate.

As a result, net interest margin increased 27 basis points, as a 22% increase in net interest income outpaced an 11% increase in average earning assets, primarily driven by a 52 basis point increase in net interest spread.

	Six Months Ended June 30,
	2025 vs 2024
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$768	$(584)	$184
Federal funds sold and other investments	14	(32)	(18)
AFS debt securities	(160)	43	(117)
CRE	3,227	295	3,522
SBA	861	(2,365)	(1,504)
C&I	1,932	(524)	1,408
Home mortgage	1,562	276	1,838
Consumer and other	(62)	3	(59)
Total loans	7,520	(2,315)	5,205
Total interest-earning assets	8,142	(2,888)	5,254
Interest-bearing liabilities:
Money market deposits and others	437	(1,200)	(763)
Time deposits	4,883	(3,055)	1,828
Total interest-bearing deposits	5,320	(4,255)	1,065
Borrowings	(657)	(120)	(777)
Total interest-bearing liabilities	4,663	(4,375)	288
Net interest income	$3,479	$1,487	$4,966

Comparison for the Six Months Ended June 30, 2025 and 2024

Net interest income for the first half of 2025 increased year-over-year, primarily driven by higher interest income on loans, partially offset by a modest increase in interest expense on interest-bearing liabilities.

Interest income on loans increased $5.2 million, or 9%, largely due to by growth in average loan balances. This increase was partially offset by a decline in loan yields, reflecting the impact of downward repricing on adjustable-rate loans and lower rates on new originations following last year's decreases in the federal funds rate. The decline in loan yields was further impacted by lower non-contractual components, such as reduced discount accretion income and lower interest recognized on nonaccrual loans.

Interest expense on interest-bearing liabilities increased slightly $288 thousand, or 1%, primarily due to higher average interest-bearing deposits. However, this was mostly offset by a decline in deposit costs, as interest-bearing deposits repriced downward in response to the prior year's federal fund rate cuts.

As a result, net interest margin increased 11 basis points, as a 15% increase in net interest income outpaced an 11% increase in average earning assets, primarily driven by a 35 basis point increase in net interest spread.

Provision for Credit Losses
Comparison for the Three Months Ended June 30, 2025 and 2024
Provision for credit losses was $1.2 million for the second quarter of 2025, compared with $617 thousand in the same period a year ago. The increase primarily reflected an adjustment to qualitative risk factors, driven by a cautious approach in light of ongoing economic uncertainty. The provision was also impacted by net charge-offs recognized during the quarter and higher historical loss factors, resulting from risk rating downgrades.
Comparison for the Six Months Ended June 30, 2025 and 2024
Provision for credit losses was $1.9 million for the first half of 2025, compared with $762 thousand in the same period a year ago, primarily due to persistent economic volatility. This was partially offset by lower historical loss factors, which reduced the quantitative component of the allowance calculation.
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
Comparison for the Three Months Ended June 30, 2025 and 2024
The following table presents the components of noninterest income for the second quarters of 2025 and 2024:

	Three Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposits	$1,017	$793	$224	28%
Loan servicing fees, net of amortization	900	575	325	57
Gains on sale of loans	1,441	2,325	(884)	(38)
Other income	610	491	119	24
Total noninterest income	$3,968	$4,184	$(216)	(5)%

Noninterest income for the second quarter of 2025 decreased year-over-year, primarily due to lower gains on sale of loans, partially offset by higher loan servicing fees and service charges on deposits.

Service charges on deposit increased $224 thousand, or 28%, primarily driven by higher deposit analysis fees, reflecting continued growth in the number of business customer accounts.

Loan servicing fees, net of amortization, increased $325 thousand, or 57%, primarily due to reduced amortization expense of servicing assets, resulting from reduced loan payoff activities.

Gains on sale of loans decreased $884 thousand, or 38%, primarily due to a reduced SBA loan sale activity and lower average premium rates. The Bank sold $25.3 million in SBA loans at an average premium of 7.05%, compared to sale of $32.1 million at an average premium rate of 8.58%.

Comparison for the Six Months Ended June 30, 2025 and 2024
The following table presents the components of noninterest income for the first halves of 2025 and 2024:

	Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposits	$2,017	$1,405	$612	44%
Loan servicing fees, net of amortization	1,907	1,347	560	42
Gains on sale of loans	3,460	4,028	(568)	(14)
Other income	1,400	990	410	41
Total noninterest income	$8,784	$7,770	$1,014	13%

Noninterest income for the first half of 2025 increased year-over-year, primarily due to higher service charges on deposits and loan servicing fees, partially offset by lower gains on sale of loans.

Service charges on deposit increased $612 thousand, or 44%, primarily driven by higher deposit analysis fees, reflecting continued growth in the number of business customer accounts.

Loan servicing fees, net of amortization, increased $560 thousand, or 42%, primarily due to reduced amortization expense of servicing assets, resulting from reduced loan payoff activities.

Gains on sale of loans decreased $568 thousand, or 14%, primarily due to lower average premium rates. The Bank sold $56.4 million in SBA loans at an average premium of 7.62%, compared to sale of $56.9 million at an average premium rate of 8.47%.
Noninterest Expense
Comparison for the Three Months Ended June 30, 2025 and 2024
The following table presents the components of noninterest expense for the second quarters of 2025 and 2024:

	Three Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$9,075	$7,568	$1,507	20%
Occupancy and equipment	1,584	1,660	(76)	(5)
Data processing and communication	306	530	(224)	(42)
Professional fees	418	406	12	3
FDIC insurance and regulatory assessments	506	378	128	34
Promotion and advertising	232	151	81	54
Directors' fees	198	178	20	11
Foundation donation and other contributions	636	539	97	18
Other expenses	1,082	779	303	39
Total noninterest expense	$14,037	$12,189	$1,848	15%

Noninterest expense for the second quarter of 2025 increased year-over-year, primarily due to higher salaries and employee benefits and other expenses, as well as increased FDIC insurance and regulatory assessments, partially offset by a reduction in data processing and communication.

Salaries and employee benefits for the second quarter of 2025 increased $1.5 million, or 20%, primarily due higher incentive accruals as well as staffing growth and annual merit-based salary adjustments.

Data processing and communication for the second quarter of 2025 decreased $224 thousand, or 42%, primarily due to contractual credits received following the conversion to a new core banking system in the fourth quarter of 2024. These savings are expected to continue in future periods, as the new system offers more cost-effective processing capabilities. Management anticipates that data processing and communication expense will remain at a lower run rate, contributing to improved operating efficiency.

FDIC insurance and regulatory assessments for the second quarter of 2025 increased $128 thousand, or 34%, primarily due to higher FDIC assessment charges. The increase was largely driven by growth in the Bank's total assets, which expanded the assessment base, along with higher assessment rates.

Other expenses for the second quarter of 2025 increased $303 thousand, or 39%, primarily due to higher credit-related and business development expenses.
Comparison for the Six Months Ended June 30, 2025 and 2024
The following table presents the components of noninterest expense for the first halves of 2025 and 2024:

	Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$17,851	$15,409	$2,442	16%
Occupancy and equipment	3,165	3,315	(150)	(5)
Data processing and communication	602	1,017	(415)	(41)
Professional fees	825	801	24	3
FDIC insurance and regulatory assessments	993	752	241	32
Promotion and advertising	388	300	88	29
Directors' fees	378	335	43	13
Foundation donation and other contributions	1,192	1,079	113	10
Other expenses	2,457	1,338	1,119	84
Total noninterest expense	$27,851	$24,346	$3,505	14%

Noninterest expense for the first half of 2025 increased year-over-year, primarily due to higher salaries and employee benefits and other expenses, partially offset by a reduction in data processing and communication.

Salaries and employee benefits for the first half of 2025 increased $2.4 million, or 16%, primarily due higher staffing levels to support business growth, annual merit-based salary adjustments, and increased incentive accruals.

Data processing and communication for the first half of 2025 decreased $415 thousand, or 41%, primarily due to contractual credits received following the conversion to a new core banking system in the fourth quarter of 2024. These savings are expected to continue in future periods, as the new system offers more cost-efficient processing capabilities. Management anticipates that data processing and communication expense will remain at a lower run rate, contributing to improved operating efficiency.

Other expenses for the first half of 2025 increased $1.1 million, or 84%, primarily due to higher credit-related and business development expenses.

Income Taxes
Income tax expense was $2.1 million for both the second quarters of 2025 and 2024, and $4.2 million for both the first halves of 2025 and 2024. The effective income tax rate was 25.0% and 28.2% for the second quarters of 2025 and 2024, respectively, 26.3% and 28.1% for the first halves of 2025 and 2024, respectively. The decreases in the effective tax rate for both periods were primarily driven by the revaluation of deferred tax assets following recent changes in California state tax legislation. Additional contributing factors included revised estimates stemming from the adoption of an enhanced interim state tax apportionment methodology, as well as higher discrete benefits associated with stock-based compensation.

We recognized net deferred tax assets of $12.6 million and $14.9 million as of June 30, 2025 and December 31, 2024, respectively. After evaluating all available positive and negative evidence, including recent financial performance, projected future taxable income, and tax planning strategies, we have concluded that it was more- likely-than-not that net deferred tax assets as of June 30, 2025, will be fully realized in future periods.

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
We classify our debt securities as either AFS or held-to-maturity at the time of purchase. Accounting guidance requires AFS debt securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.
All securities in our investment portfolio were classified as AFS debt as of both June 30, 2025 and December 31, 2024. There were no held-to-maturity or trading securities in our investment portfolio as of June 30, 2025 and December 31, 2024. All AFS debt securities are carried at fair value and consist of U.S. government agencies or sponsored agency securities, and tax-exempt municipal securities.

The following table summarizes the fair value of the AFS debt securities portfolio as of the dates presented:

	June 30, 2025			December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Loss	Amortized Cost	Fair Value	Net Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$38,425	$34,806	$(3,619)	$41,521	$37,076	$(4,445)
Residential collateralized mortgage obligations	149,107	134,873	(14,234)	160,187	143,041	(17,146)
Municipal securities - tax exempt	5,884	5,321	(563)	5,830	5,792	(38)
Total AFS debt securities	$193,416	$175,000	$(18,416)	$207,538	$185,909	$(21,629)

AFS debt securities decreased $10.9 million, or 6%, to $175.0 million as of June 30, 2025 from $185.9 million as of December 31, 2024, primarily due to a $14.1 million in paydowns of residential mortgage-backed securities and collateralized mortgage obligations, partially offset by a $3.2 million decrease in unrealized loss for the six months ended June 30, 2025. No issuer of the AFS debt securities, other than U.S. Government and its agencies, comprised more than ten percent of our shareholders’ equity as of June 30, 2025 and December 31, 2024.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, we expect full collection of the carrying amount of these securities, do not intend to sell the securities in an unrealized loss position, and believe it is more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for AFS debt securities, we did not have allowance for credit losses as of June 30, 2025 and December 31, 2024.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$39	2.35%	$740	2.21%	$11,813	2.14%	$25,833	2.24%
Residential collateralized mortgage obligations	—	—	94	1.87	1,691	1.46	147,322	3.02
Municipal securities - tax exempt	—	—	—	—	—	—	5,884	5.23
Total AFS debt securities	$39	2.35%	$834	2.17%	$13,504	2.05%	$179,039	2.98%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	June 30, 2025		December 31, 2024
($ in thousands)	Amount	% of Total	Amount	% of Total
CRE	$1,021,431	49%	$980,247	50%
SBA—real estate	241,451	12	231,962	12
SBA—non-real estate	21,973	1	21,748	1
C&I	193,359	9	213,097	11
Home mortgage	593,256	29	509,524	26
Consumer and other	110	0	274	0
Gross loans	2,071,580	100%	1,956,852	100%
Allowance for credit losses	(26,286)		(24,796)
Net Loans(1)	$2,045,294		$1,932,056

(1)Includes net deferred loan costs (fees) and net unamortized premiums (unaccreted discounts) of $398 thousand and $(702) thousand as of June 30, 2025 and December 31, 2024, respectively.
Gross loans increased $114.7 million, or 6%, to $2.07 billion as of June 30, 2025 from December 31, 2024. The growth was primarily driven by new loan originations in CRE and home mortgage loans, partially offset by payoffs in both categories and paydowns in CRE loans.
Our loan portfolio is concentrated in CRE, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 90% of our gross loans were secured by real property as of June 30, 2025, compared to 88% as of December 31, 2024.
Loans Concentration: We have established concentration limits in the loan portfolio for CRE, C&I, and unsecured lending, among others. All loan types are within established limits. We use underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending agreements to allow us to react to a borrower’s deteriorating financial condition, should that occur.

Loans — CRE: Our CRE loans include both owner-occupied and non-occupied properties. We originate a mix of fixed- and adjustable-rate loans, with adjustable rates tied to the Wall Street Journal prime rate. As of June 30, 2025, our CRE loans totaled $1.02 billion, up from $980.2 million as of December 31, 2024. During the first half of 2025, we originated $109.6 million in new CRE loans. Approximately 79% of the CRE portfolio consisted of fixed-rate loans as of June 30, 2025, compared to 76% as of December 31, 2024. Our policy sets the maximum loan-to-value ("LTV") for CRE at 70%. Our weighted average LTV ratio was 48% as of June 30, 2025, compared to 54% as of December 31, 2024.
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
As of June 30, 2025, our SBA portfolio totaled $263.4 million, up from $253.7 million as of December 31, 2024. Of the total portfolio, $241.5 million was secured by real estate, while $22.0 million was either unsecured or secured by business assets. In comparison, as of December 31, 2024, $232.0 million was secured by real estate and $21.7 million was either unsecured or secured by business assets.
Loans — C&I: C&I loans totaled $193.4 million as of June 30, 2025, down from $213.1 million as of December 31, 2024.
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
Home mortgage loans totaled $593.3 million as of June 30, 2025, up from $509.5 million as of December 31, 2024. During the first half of 2025, we originated $128.8 million in new home mortgage loans. There were no home mortgage loan purchases from third party mortgage originators during the first half of 2025.
Loan Servicing

As of June 30, 2025 and December 31, 2024, we serviced $708.0 million and $700.9 million, respectively, of SBA loans for others. For additional information on the servicing assets, see "Note 5 — Serving Assets".
Allowance for Credit Losses
The Company maintains its allowance for credit losses at a level it believes is adequate to absorb estimated future credit losses in accordance with GAAP. For further details on the policies, methodologies and significant judgments used in determining the allowance, refer to Item 7. MD&A — Critical Accounting Estimates and Item 8. Financial Statements — Note 1— Business and Basis of Presentation to the consolidated financial statements in the 2024 Annual Report on Form 10-K, as well as Note 3 — Loans and Allowance for Credit Losses on Loans to the consolidated financial statements in this Form 10-Q.
The allowance for credit losses on loans was $26.3 million as of June 30, 2025, an increase of $1.5 million from $24.8 million as of December 31, 2024. The increase was primarily driven by loan growth in CRE and home mortgage loan portfolios, as well as higher historical loss factors, resulting from risk rating downgrades.

Analysis of the Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans by loan segments for the three and six months ended June 30, 2025 and 2024:

	As of and for the Three Months Ended June 30,
	2025					2024
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries		Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
CRE	$9,010	$9	$(49)		$8,970	$8,044	$(118)	$—	$7,926
SBA—real estate	5,381	931	(413)		5,899	2,793	134	—	2,927
SBA—non- real estate	512	(17)	4		499	229	20	4	253
C&I	1,710	(372)	121		1,459	1,663	488	—	2,151
Home mortgage	8,755	704	—		9,459	9,391	108	—	9,499
Consumer	—	—	—		—	9	(5)	$—	4
Total	$25,368	$1,255	$(337)	(337)	$26,286	$22,129	$627	$4	$22,760
Gross loans					$2,071,580				$1,870,106
Average gross loans					$2,076,965				$1,832,867
Net (charge-offs) recoveries to average gross loans (1)					(0.06)%				0.00%
Allowance for credit losses to gross loans					1.27%				1.22%

	As of and for the Six Months Ended June 30,
	2025				2024
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
CRE	$9,290	$(271)	$(49)	$8,970	$7,915	$11	$—	$7,926
SBA—real estate	5,557	755	(413)	5,899	1,657	1,336	(66)	2,927
SBA—non- real estate	418	72	9	499	147	91	15	253
C&I	1,844	(477)	92	1,459	1,215	936	—	2,151
Home mortgage	7,684	1,866	(91)	9,459	11,045	(1,544)	(2)	9,499
Consumer	3	(3)	—	—	14	(10)	$—	4
Total	$24,796	$1,942	$(452)	$26,286	$21,993	$820	$(53)	$22,760
Gross loans				$2,071,580				$1,870,106
Average gross loans				$2,036,656				$1,815,032
Net (charge-offs) recoveries to average gross loans (1)				(0.04)%				(0.01)%
Allowance for credit losses to gross loans				1.27%				1.22%

(1)    Annualized

The following table presents an allocation of the allowance for credit losses on loans by portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
($ in thousands)	Amount	% to Total	Amount	% to Total
CRE	$8,970	34%	$9,290	38%
SBA—real estate	5,899	22	5,557	22
SBA—non- real estate	499	2	418	2
C&I	1,459	6	1,844	7
Home mortgage	9,459	36	7,684	31
Consumer	—	—	3	0
Total	$26,286	100%	$24,796	100%

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
Nonperforming loans were $8.9 million as of June 30, 2025, compared to $7.8 million as of December 31, 2024. Nonperforming loans excluded the guaranteed portion of SBA loans of $13.9 million and $16.3 million as of June 30, 2025 and December 31, 2024, respectively.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until being sold, and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. As of both June 30, 2025 and December 31, 2024, OREO totaled $1.2 million, which is secured by a mix-use property in Los Angeles with 90% guaranteed by SBA.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

($ in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$8,916	$7,820
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans(1)	8,916	7,820
OREO	1,237	1,237
Total nonperforming assets	$10,153	$9,057

Nonperforming loans to gross loans	0.43%	0.40%
Nonperforming assets to total assets	0.40	0.38
Allowance for credit losses on loans to nonperforming loans	295	317

(1)Excludes guaranteed portion of SBA loans of $13.9 million and $16.3 million as of June 30, 2025 and December 31, 2024, respectively.
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

The following table show the composition of deposits by type as of the dates presented:

	June 30, 2025		December 31, 2024
($ in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$565,683	25%	$504,928	25%
Interest-bearing:
Money market and others	431,252	19	329,095	16
Time deposits (greater than $250)	643,350	29	565,813	28
Time deposits ($250 or less)	614,443	27	627,449	31
Total interest-bearing	1,689,045	75	1,522,357	75
Total deposits	$2,254,728	100%	$2,027,285	100%

The following tables set forth the maturity of time deposits as of June 30, 2025:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits (greater than $250)	$235,531	$146,560	$261,259	$—	$643,350
Time deposits ($250 or less)	257,458	150,671	204,126	2,188	614,443
Total time deposits	$492,989	$297,231	$465,385	$2,188	$1,257,793

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and CRE loans. As of June 30, 2025 and December 31, 2024, the Company had maximum borrowing capacity from the FHLB of $727.8 million and $677.0 million, respectively. We had borrowings from FHLB of $50.0 million and $95.0 million as of June 30, 2025 and December 31, 2024, respectively. The Company had estimated uninsured deposits of $1.2 billion, or 51% of total deposits, and $961.7 million, or 47% of total deposits, as of June 30, 2025 and December 31, 2024, respectively.
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
Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Deposits	$2,254,728	$2,027,285
Deposits as a % of total liabilities	96%	94%
Loans, net	$2,045,294	$1,932,056
Loans-to-deposits ratio	91%	95%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of both June 30, 2025 and December 31, 2024. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $223.4 million and $215.1 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of CRE loans and C&I loans totaling $309.2 million and $278.9 million as of June 30, 2025 and December 31, 2024, respectively. We had no borrowings outstanding with the Federal Reserve as of June 30, 2025 or December 31, 2024. Our borrowing on these lines of credits is based upon our eligible collateral and thus may fluctuate from time to time.
Based on the values of loans pledged as collateral, we had $443.2 million of additional borrowing availability with the FHLB as of June 30, 2025. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024	% Change
Liquid assets:
Cash and cash equivalents	$205,388	$134,943	52%
AFS debt securities	175,000	185,909	(6)
Liquid assets	$380,388	$320,852	19%
Liquid assets to total deposits	17%	16%
Available borrowings:
FHLB	$443,207	$401,900	10%
Federal Reserve Bank	223,373	215,115	4
Pacific Coast Bankers Bank	50,000	50,000	—
Zions Bank	25,000	25,000	—
First Horizon Bank	25,000	25,000	—
Total available borrowings	$766,580	$717,015	7%
Total available borrowings to total deposits	34%	35%

Liquid assets and available borrowings to total deposits	51%	51%

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
The table below summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2025 and December 31, 2024. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of June 30, 2025, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since June 30, 2025 that management believes would change this classification.

As of June 30, 2025	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$252,936	12.26%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	250,705	12.15	$165,139	8.00%	$206,424	10.00%	$216,746	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	227,148	11.01	N/A	N/A	N/A	N/A	N/A	N/A
Bank	224,902	10.90	123,855	6.00	165,139	8.00	175,461	8.50
CET1 capital (to risk-weighted assets)
Consolidated	227,148	11.01	N/A	N/A	N/A	N/A	N/A	N/A
Bank	224,902	10.90	92,891	4.50	134,176	6.50	144,497	7.00
Tier 1 leverage (to average assets)
Consolidated	227,148	8.96	N/A	N/A	N/A	N/A	N/A	N/A
Bank	224,902	8.87	101,435	4.00	126,793	5.00	101,435	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

As of December 31, 2024	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$244,659	12.60%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	242,966	12.50	$155,463	8.00%	$194,328	10.00%	$204,053	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	11.25	116,597	6.00	155,463	8.00	165,186	8.50
CET1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	11.25	87,448	4.50	126,313	6.50	136,035	7.00
Tier 1 leverage (to average assets)
Consolidated	220,390	9.27	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	9.20	95,055	4.00	118,819	5.00	95,055	4.00

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2025 and December 31, 2024 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
+300 basis points	2.47%	7.10%	(19.24)%	(21.91)%
+200 basis points	2.27	5.28	(9.00)	(11.24)
+100 basis points	1.28	2.80	(2.62)	(3.95)
-100 basis points	(0.50)	(2.04)	1.36	3.43
-200 basis points	1.57	(2.29)	(2.74)	1.76
-300 basis points	6.21	(1.05)	(10.76)	(3.20)

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

Notwithstanding these investments, cybersecurity measures are, by their nature, largely reactive, and threats are constantly evolving. We expect that the development of AI-based technologies will accelerate both the number and the sophistication of these threats. We routinely experience attempts to exploit our networks and systems, and we must continue investing in increasingly advanced (and concomitantly expensive) technology to counteract these threats. Further, if our systems cannot timely detect and mitigate vulnerabilities, or cannot promptly respond to threats, we may experience damage to or interruptions in the availability of our computer networks, or we may experience a loss of data, unauthorized use or disclosure of customer information, or a loss of customer funds as a result of unauthorized access to customer accounts. Likewise, breaches of our payroll, benefits, and other employee-related systems may give rise to liability under employment laws and may damage our relationships with our employees. Further, we may have a limited ability to enforce warranties, indemnities or other remedies against the providers of these systems in the event we incur a loss.

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

A substantial portion of our business is derived from our commercial banking activities in the Los Angeles, California, Metropolitan Area. As a result, our business, financial condition and results of operations are subject to the demand for our products in those areas and is also subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Further, although we have significant lending and deposit relationships in other areas, and our clients’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our clients to repay their loans to us, could impair the value of the collateral securing our loans, or otherwise could affect our business, financial condition and results of operations. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify demand for our products or our credit risks across multiple markets.

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

We may not keep pace with technological developments in the financial services industry.

The financial services industry is subject to rapid technological changes, the effect of which on our business are difficult to predict. We expect that new services and technologies applicable to our industry will continue to emerge and evolve, and these new services and technologies may be superior to, or may render obsolete, the technologies we currently utilize in our products and services. These technologies often are expensive, and many of them are unproven, as a result of which we may delay adoption or implementation of these products. Further, as these technologies develop, they may pose a greater than ordinary risk of additional cybersecurity breaches. However, customers are often drawn to these products and services, which poses both a competitive risk and a cybersecurity risk to us. If we cannot adopt and implement financial services technologies at a cost and with a level of security that allows us to keep pace with our competitors and with customer expectations, we may face challenges to our revenues, and we may lose customers or fail to attract new customers. Further, if these products were to fail to perform as expected, we may face increase cybersecurity risks and customer dissatisfaction. These outcomes, alone or in combination with other factors, may have a material adverse impact on our business, financial condition and results of operations.

Our operations could be disrupted by our third-party service providers experiencing difficulty in providing their services, terminating their services or failing to comply with banking regulations.

We depend to a significant extent on relationships with third-party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third-party relationships are subject to increasingly demanding regulatory requirements that require us to maintain and continue to enhance our due diligence and ongoing monitoring and control over our third-party vendors. We may be required to renegotiate our agreements to meet these enhanced requirements, which could increase our costs or which may be impracticable. If our service providers experience difficulties or terminate their services and we are unable to replace them, our operations could be interrupted. It may be difficult for us to timely replace some of our service providers, which may be at a higher cost due to the unique services they provide. A third-party provider may fail to provide the services we require, or meet contractual requirements, comply with applicable laws and regulations, or suffer a cyberattack or other security breach. Further, many of our agreements with these providers limit our ability to recover for even negligent actions that may result in customer losses or regulatory actions. Regulatory requirements typically apply to financial institutions rather than to the service providers, and we expect that our regulators would hold us responsible for deficiencies of our third-party relationships which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, or client remediation, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Although the Federal Reserve System (commonly referred to as “the Fed”) has recently made modest incremental reductions in benchmark interest rates, the current interest rate environment remains significantly elevated from those of the recent past, and recent indications as of the date of this report are that further reductions are uncertain as to both timing and degree. Interest rates affect both our ability to reprice variable-rate loans and to originate new fixed-rate loans, and in times of significant uncertainty about interest rates, such as the present, clients and prospective investors often reduce their borrowing levels, which tends to have a deflating effect on our outstanding loan balances and thus on our interest income.

Although the Fed has indicated in recent public statements that economic conditions appeared to have stabilized, the committee has held benchmark rates steady, and, as a result, we are unable to predict changes in future interest rates. Further, even if adjustments are made, the effect on overall markets remains uncertain. If rates resume increasing, or if they continue to remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans. Further, borrowers may defer additional borrowing decisions pending the resolution of both the political and market uncertainties.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and through other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as money market funds, bonds and the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives or to rely on existing credit lines in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

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

As of June 30, 2025, approximately 90% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Moreover, a substantial portion of the collateral underlying our real estate loans is located in the Los Angeles Metropolitan Area, which recently has experienced an unprecedented series of wildfires that destroyed or heavily damaged some properties and rendered others inaccessible. We have not yet fully determined whether or to what extent these events have affected our loan portfolio or the underlying collateral, and the ultimate effects may not be determinable in the foreseeable future. These events and the related declines and losses could have a material adverse effect on our business, financial condition and results of operations.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of June 30, 2025, we had $1.48 billion of commercial loans, consisting of $1.02 billion of CRE loans, $263.4 million of SBA loans, and $193.4 million of C&I loans, including trade finance loans, for which real estate is not the primary source of collateral. Commercial loans represented 71% of our total loan portfolio as of June 30, 2025. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly CRE loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Management and Employees

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Further, we believe that our focus on particular aspects of our communities, including the Korean culture and language and our Christian leadership principles, would call for any replacements to embody these same traits, which may make it more difficult to replace management team members and other employees who leave the Company or who retire. Beginning in August 2024, we announced a leadership transition plan, and that plan remains ongoing, with the retirement of our Chair of the Board and our Chief Executive Officer and the appointment of a new Chief Executive Officer, Chief Operations Officer and Chief Financial Officer having occurred in recent months in accordance with this plan. Although most of the individual successors have many years of experience with the Company and the Bank, each of them has transitioned to new roles. We cannot predict whether any or all of these changes will be successful or that we will be able to recruit additional qualified personnel as our business continues to evolve. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining talent may continue to increase. We need to continue to attract and retain key employees and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to compete effectively for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings. The loss of the services of any senior executive, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2025, our nonperforming loans totaled $8.9 million, or 0.43% of our gross loans, and 0.35% of total assets. Our OREO totaled $1.2 million as of June 30, 2025.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss, and we may be exposed to environmental risks associated with the ownership of OREO properties. These nonperforming loans and OREO also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which would have an adverse effect on our net income and related ratios, such as return on assets and equity.

Our allowance for credit losses on loans may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance, which reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses was $26.3 million, or 1.27% expressed as a percentage of loans, as of June 30, 2025. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a provision for credit losses on loans of $1.2 million and $1.9 million for the three and six months ended June 30, 2025. The processes we use to estimate the allowance for credit losses on loans and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical models which takes into account known risks, composition and growth of the loan portfolio and economic forecasts. These models may not be accurate, particularly in times of market stress, unforeseen circumstances or due to flaws in the model’s design or implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining the allowance for credit losses on loans are inadequate, the allowance for credit losses on loans may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.

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

We grew our consolidated assets to $2.56 billion as of June 30, 2025 from $2.37 billion as of December 31, 2024. Our deposits have grown to $2.25 billion as of June 30, 2025 from $2.03 billion as of December 31, 2024. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends. Further, we have expanded by establishing de novo branches in the Bay Area of California and in the Atlanta, Georgia, Las Vegas, Nevada, and Washington, DC, metropolitan area, and loan production offices in some of these locations as well as in the Dallas, Texas area. These efforts may prove less successful or more expensive than we have estimated, and in certain cases could materially and adversely affect our results of operation or our financial condition.

Our ability to expand our business or make strategic acquisitions outside of California may be limited by our license agreement that restricts our ability to use the name “Open Bank.”

The intellectual property rights to the use of our name “Open Bank” will continue to be one of the components of our strategy to build a relationship community bank focused on the Korean-American population base. We have not registered the trademark “Open Bank” under the trademark laws of the United States. Open Bank, S.A., a corporation organized and existing under the laws of Spain with its principal office located in Ciudad Grupo Santander, Av. Catabria Boadilla del Monte Madrid Spain (“Open Bank S.A.”) originally registered the trademark “Open Bank” (U.S. Registration No. 3397518) in 2008 with the United States Patent and Trademark Office. Open Bank S.A. provides financial services in Spain and solicits certain financial services in the United States through the internet. Open Bank S.A. is not licensed to engage in banking services in the United States or California and to our knowledge in any other state in the United States. In February 2014, we entered into a Coexistence Agreement with Open Bank S.A. (the “Coexistence Agreement”), under which both parties agreed that we may use the name “Open Bank” in connection with banking and banking related services in the state of California and the cities of New York, Dallas, Atlanta, Chicago, Seattle and Fort Lee, New Jersey (the “Permitted Markets”).

We agreed to limit all of the Bank’s marketing, advertising, publicity, soliciting and or media efforts using the “Open Bank” name to primarily the Korean-American community in the Permitted Markets, however, we have the right under the Coexistence Agreement to market through the internet subject to certain limitations. The Coexistence Agreement states that these limitations are not intended to mean that we should in any way engage in discriminatory tactics or policy or in any way discriminate against non-Korean-American customers or potential customers. Under the Coexistence Agreement, Open Bank S.A. retains the right to use and market its services in relation to its registered trademark in any state or territory in the United States. The Bank further agreed not to challenge Open Bank, S.A.’s trademark registration or any future applications by Open Bank S.A. The Coexistence Agreement has no termination date and is perpetual. If Open Bank S.A. decides to become a licensed bank in California or in any of the other Permitted Markets, depending on its business and marketing plan, there could be confusion created by the use of the name “Open Bank” which could have a material adverse impact on our ability to build our brand in the Permitted Markets. In addition, if Open Bank, S.A. were to assert that we breached the Coexistence Agreement, whether based upon our operations outside Permitted Markets or by virtue of our activities on the internet or within such matters, Open Bank, S.A. could file for an injunction, seek to have us change our name or seek monetary damages, all of which could have a material adverse impact on our financial condition and results of operations. There are no approval rights of either party for any of the actions or omissions that either party may take under the Coexistence Agreement.

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

We must effectively manage our growth strategy.

We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of our business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, maintaining proper systems and controls, and recruiting, training and retaining qualified professionals. As part of our general growth strategy we may expand into additional communities or attempt to strengthen our position in our current markets by opening new offices, subject to any regulatory constraints on our ability to open new offices. We also may experience a lag in profitability associated with new branch openings, the establishment of new loan production offices, or other growth initiatives. To the extent that we are able to open additional offices, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time which would have a material adverse effect on our levels of reported net income, return on average equity and return on average assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company's common stock repurchase activity during the second quarter of 2025:

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	65,387	$10.77	65,387	255,985
May	—	—	—	—
June	—	—	—	—
Second Quarter	65,387	$10.77	65,387

(1)In August 2023, the Company's Board of Directors announced a stock repurchase program under which the Company may repurchase up to 750,000 shares of its common stock.

Item 5. Other Information

None of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the repurchase or sale of the Company's securities during the quarter ended June 30, 2025.

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

10.17*	Employee Agreement, dated July 1, 2025, between OP Bancorp, Open Bank, and Sang K. Oh incorporated by reference to the Current Report on Form 8-K, filed by the Registrant on May 29, 2025.

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
*Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP Bancorp

Date: August 8, 2025	By:	/s/ Sang K. Oh
Sang K. Oh President and Chief Executive Officer (Duly Authorized Officer)

Date: August 8, 2025	By:	/s/ JAEHYUN PARK
Jaehyun Park Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)