Form 10-Q
period 2025-09-30
OP Bancorp
filed 2025-11-07
CIK 1722010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Number of shares outstanding of the Registrant’s Common Stock as of October 31, 2025 was 14,885,614.

INTRODUCTION

This Quarterly Report on Form 10-Q (this "Form 10-Q") is filed by OP Bancorp, a California corporation and a registered bank holding company (“Company”) with respect to its consolidated financial condition, results of operations, and business as of September 30, 2025. The Company’s primary business operations are conducted through its wholly owned subsidiary, Open Bank, a California chartered commercial bank (“Bank”), and unless the context requires otherwise, statements about the Company generally are intended to describe the consolidated operations of the Company and the Bank.
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

Our forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected, or that could cause us to change plans or strategies or otherwise to take actions that differ from those we currently expect. The known risks and uncertainties that may have these effects are described in Part II, Item 1A, of this Form 10-Q, and in our other filings with the Securities and Exchange Commission. You should read all forward-looking statements in the context of the foregoing and should not consider them to be reliable predictions of future events or as assurances of a particular level of performance or intended course of action. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Cash and due from banks	$10,931	$12,267
Interest-bearing deposits with banks	155,817	122,676
Cash and cash equivalents	166,748	134,943
Available-for-sale ("AFS") debt securities, at fair value	200,760	185,909
Other investments	17,164	16,437
Loans held-for-sale	6,480	4,581
Net loans (net of allowance for credit losses on loans of $27,299 and $24,796)	2,123,918	1,932,056
Premises and equipment, net	6,995	5,449
Accrued interest receivable	10,337	9,188
Servicing assets	10,429	10,834
Company owned life insurance	23,437	22,912
Deferred tax assets, net	12,099	14,893
Other real estate owned ("OREO")	845	1,237
Operating right-of-use assets	9,347	7,415
Other assets	25,655	20,159
TOTAL ASSETS	$2,614,214	$2,366,013

LIABILITIES
Deposits:
Noninterest-bearing	$543,972	$504,928
Interest-bearing:
Money market and others	402,891	329,095
Time deposits greater than $250	667,883	565,813
Other time deposits	658,671	627,449
Total deposits	2,273,417	2,027,285
Federal Home Loan Bank ("FHLB") advances	75,000	95,000
Accrued interest payable	15,968	16,067
Operating lease liabilities	11,826	7,857
Other liabilities	16,504	14,811
Total liabilities	2,392,715	2,161,020
SHAREHOLDERS' EQUITY
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – no par value; 50,000,000 shares authorized; 14,885,614 and 14,819,866 shares issued and outstanding	72,984	73,697
Additional paid-in capital	11,658	11,928
Retained earnings	148,031	134,781
Accumulated other comprehensive loss, net of tax	(11,174)	(15,413)
Total shareholders’ equity	221,499	204,993
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,614,214	$2,366,013

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$35,001	$31,885	$100,953	$92,632
Interest on AFS debt securities	1,699	1,626	4,632	4,676
Other interest income	1,822	1,788	5,461	5,261
Total interest income	38,522	35,299	111,046	102,569
Interest expense
Interest on deposits	17,442	17,921	51,525	50,939
Interest on borrowings	734	872	2,036	2,951
Total interest expense	18,176	18,793	53,561	53,890
Net interest income	20,346	16,506	57,485	48,679
Provision for credit losses	1,175	448	3,117	1,210
Net interest income after provision for credit losses	19,171	16,058	54,368	47,469
NONINTEREST INCOME
Service charges on deposits	725	889	2,742	2,294
Loan servicing fees, net of amortization	724	693	2,631	2,040
Gains on sale of loans	2,037	2,088	5,497	6,116
Other income	644	570	2,044	1,560
Total noninterest income	4,130	4,240	12,914	12,010
NONINTEREST EXPENSE
Salaries and employee benefits	8,892	8,031	26,743	23,440
Occupancy and equipment	1,676	1,676	4,841	4,991
Data processing and communication	263	634	865	1,651
Professional fees	419	346	1,244	1,147
FDIC insurance and regulatory assessments	428	391	1,421	1,143
Promotion and advertising	126	151	514	451
Directors’ fees	151	154	529	489
Foundation donation and other contributions	671	549	1,863	1,628
Other expenses	1,003	788	3,460	2,126
Total noninterest expense	13,629	12,720	41,480	37,066
INCOME BEFORE INCOME TAX EXPENSE	9,672	7,578	25,802	22,413
Income tax expense	2,969	2,142	7,206	6,315
NET INCOME	$6,703	$5,436	$18,596	$16,098
BASIC EARNINGS PER SHARE ("EPS")	$0.45	$0.36	$1.25	$1.06
DILUTED EPS	$0.45	$0.36	$1.25	$1.06

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income	$6,703	$5,436	$18,596	$16,098
Other comprehensive income (loss), net of tax:
Net change in AFS debt securities	2,652	5,101	4,699	3,673
Net change in cash flow hedges	38	(1,283)	(460)	(1,617)
Other comprehensive income	2,690	3,818	4,239	2,056
COMPREHENSIVE INCOME	$9,393	$9,254	$22,835	$18,154

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at July 1, 2025	14,885,614	$72,984	$11,484	$143,114	$(13,864)	$213,718
Net income	—	—	—	6,703	—	6,703
Other comprehensive income	—	—	—	—	2,690	2,690
Stock issued under stock-based compensation plans, net of forfeiture	—	—	—	—	—	—
Stock-based compensation, net	—	—	174	—	—	174
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared ($0.12 per share)	—	—	—	(1,786)	—	(1,786)
Balance at September 30, 2025	14,885,614	$72,984	$11,658	$148,031	$(11,174)	$221,499

Balance at July 1, 2024	14,816,281	$73,749	$11,441	$127,929	$(17,213)	$195,906
Net income	—	—	—	5,436	—	5,436
Other comprehensive loss	—	—	—	—	3,818	3,818
Stock issued under stock-based compensation plans, net of forfeiture	—	—	—	—	—	—
Stock-based compensation, net	—	—	272	—	—	272
Repurchase of common stock	(4,610)	(52)	—	—	—	(52)
Cash dividends declared ($0.12 per share)	—	—	—	(1,777)	—	(1,777)
Balance at September 30, 2024	14,811,671	$73,697	$11,713	$131,588	$(13,395)	$203,603

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at January 1, 2025	14,819,866	$73,697	$11,928	$134,781	$(15,413)	$204,993
Net income	—	—	—	18,596	—	18,596
Other comprehensive income	—	—	—	—	4,239	4,239
Stock issued under stock-based compensation plans, net of forfeiture	131,135	—	(757)	—	—	(757)
Stock-based compensation, net	—	—	487	—	—	487
Repurchase of common stock	(65,387)	(713)	—	—	—	(713)
Cash dividends declared ($0.36 per share)	—	—	—	(5,346)	—	(5,346)
Balance at September 30, 2025	14,885,614	$72,984	$11,658	$148,031	$(11,174)	$221,499

Balance at January 1, 2024	15,000,436	$76,280	$10,942	$120,855	$(15,451)	$192,626
Net income	—	—	—	16,098	—	16,098
Other comprehensive loss	—	—	—	—	2,056	2,056
Stock issued under stock-based compensation plans, net of forfeiture	89,863	160	(137)	—	—	23
Stock-based compensation, net	—	—	908	—	—	908
Repurchase of common stock	(278,628)	(2,743)	—	—	—	(2,743)
Cash dividends declared ($0.36 per share)	—	—	—	(5,365)	—	(5,365)
Balance at September 30, 2024	14,811,671	$73,697	$11,713	$131,588	$(13,395)	$203,603

See accompanying notes to unaudited consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Cash flows from operating activities
Net income	$18,596	$16,098
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	3,117	1,210
Deferred income tax expense (benefit)	755	(521)
Depreciation, amortization and accretion, net	5,633	3,814
Gains on sale of loans	(5,497)	(6,116)
Stock-based compensation	487	908
Earnings on company owned life insurance	(525)	(506)
Valuation of OREO	39	—
Origination of loans held-for-sale	(98,457)	(102,251)
Proceeds from sales of loans held-for-sale	99,961	99,921
Net change in:
Accrued interest receivable and other assets	(3,155)	8,713
Accrued interest payable and other liabilities	1,652	4,675
Net cash provided by operating activities	22,606	25,945
Cash flows from investing activities
Net change in loans receivable	(193,705)	(158,831)
Proceeds from matured, called, or paid-down AFS debt securities	21,682	19,121
Purchase of loans	—	(6,421)
Purchase of AFS debt securities	(29,623)	(19,082)
Purchase of FHLB stock	(541)	(87)
Purchase of premises and equipment, net	(2,698)	(747)
Net change in investments in low-income housing partnerships	(5,232)	(3,318)
Net cash used in investing activities	(210,117)	(169,365)
Cash flows from financing activities
Net change in deposits	246,132	257,045
Cash received from stock option exercises	—	160
Proceeds from FHLB advances	125,000	—
Repayment of FHLB advances	(145,000)	(30,000)
Repurchase of common stock	(713)	(2,743)
Cash dividend paid on common stock	(5,346)	(5,365)
Payments related to tax-withholding for vested restricted stock awards	(757)	(137)
Net cash provided by financing activities	219,316	218,960
Net change in cash and cash equivalents	31,805	75,540
Cash and cash equivalents at beginning of period	134,943	91,216
Cash and cash equivalents at end of period	$166,748	$166,756
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$4,759	$6,936
Interest	53,660	47,035
Supplemental noncash disclosure:
Initial recognition of right-of-use assets	3,536	871
New commitments to low income housing partnership investment	5,000	—
Transfer of loan to OREO	—	1,077

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
The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared by management in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q conform to practices within the banking industry and include all of the information and disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial results for the interim periods presented, including eliminating intercompany transactions and balances. Certain items in our consolidated financial statements and notes for prior periods have been reclassified to conform to the current presentation. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”). Descriptions of our significant accounting policies are included in Note 1. Summary of Significant Accounting Policies to consolidated financial statements in the 2024 Annual Report on Form 10-K.

Accounting Pronouncements Adopted in 2025

There were no recently adopted accounting pronouncements during the nine months ended September 30, 2025 that had a material impact on the Company's consolidated financial statements or disclosures.

Recently Issued Accounting Pronouncements

Standard	Description	Effective date	Effect on financial statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures.	December 31, 2025 Early adoption is permitted	We are currently evaluating the impact of this guidance on our consolidated financial statements.
ASU 2024-03, Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	ASU 2024-03 requires disaggregated disclosure of income statement expenses, including disaggregated information about certain costs/expenses in a table format in the note to the financial statements in both annual and interim financial statements.	December 31, 2027 Early adoption is permitted	We are currently evaluating the impact of this guidance on our consolidated financial statements.

Subsequent Events

On November 7, 2025, the Company completed a private offering of $25.0 million principal amount of a Fixed-to-Floating Subordinated Note. The note has a 10-year maturity and is non-callable for the first five years. It bears interest at a fixed rate of 7.50% for the first five years and payable semi-annually, and thereafter at a floating rate based on the 3-month term Secured Overnight Financing Rate ("SOFR") plus 411 basis points, repriced and payable quarterly.

Note 2 — Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$36,864	$—	$(2,864)	$34,000
Residential collateralized mortgage obligations	172,696	1,093	(12,559)	161,230
Municipal securities - tax exempt	5,913	—	(383)	5,530
Total AFS debt securities	$215,473	$1,093	$(15,806)	$200,760

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$41,521	$—	$(4,445)	$37,076
Residential collateralized mortgage obligations	160,187	312	(17,458)	143,041
Municipal securities - tax exempt	5,830	37	(75)	5,792
Total AFS debt securities	$207,538	$349	$(21,978)	$185,909

Expected maturities may differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of AFS debt securities as of September 30, 2025, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
Within one year	$18	$18
After one year through five years	720	704
After five years through ten years	17,666	16,579
After ten years	197,069	183,459
Total AFS debt securities	$215,473	$200,760

The following tables present the fair values and the associated gross unrealized losses of AFS debt securities, aggregated by length of time that the securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	$—	$34,000	$(2,864)	$34,000	$(2,864)
Residential collateralized mortgage obligations	—	—	82,763	(12,559)	82,763	(12,559)
Municipal securities - tax exempt	3,825	(244)	1,705	(139)	5,530	(383)
Total AFS debt securities	$3,825	$(244)	$118,468	$(15,562)	$122,293	$(15,806)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$5,442	$(133)	$31,634	$(4,312)	$37,076	$(4,445)
Residential collateralized mortgage obligations	27,614	(214)	93,236	(17,244)	120,850	(17,458)
Municipal securities - tax exempt	895	(19)	1,788	(56)	2,683	(75)
Total AFS debt securities	$33,951	$(366)	$126,658	$(21,612)	$160,609	$(21,978)

As of September 30, 2025 and December 31, 2024, the number of AFS debt securities in an unrealized loss position was 79 and 84, respectively.

The Company monitors credit quality of individual AFS debt securities by evaluating a range of factors, including issuer credit ratings, changes in those ratings over time, market indicators of credit risk, and any adverse economic or sector-specific conditions that may affect the issuer's ability to meet its obligations. These evaluations inform the Company's assessment of the appropriateness of the allowance for credit losses. The gross unrealized losses presented in the preceding tables were primarily attributable to changes in interest rates rather than credit deterioration.

As of September 30, 2025 and December 31, 2024, the Company's AFS debt securities portfolio was primarily composed of securities issued, guaranteed, or otherwise supported by the U.S. government. These securities were considered to have a zero credit loss assumption, and no material changes in credit ratings or adverse conditions were identified. Approximately 97% of the portfolio consisted of residential mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies, including Ginnie Mae, Fannie Mae and Freddie Mac. The remaining 3% consisted of the portfolio comprised of tax-exempt municipal securities. These securities were evaluated using similar criteria, including issuer credit ratings and financial condition. No significant deterioration in credit quality or adverse developments were noted for these securities, and there were no downgrades in credit ratings during the period. Based on this evaluation, the Company did not record an allowance for credit losses on its AFS debt securities as of September 30, 2025 and December 31, 2024. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 —Business and Basis of Presentation to the consolidated financial statements in the 2024 Annual Report on Form 10-K.

The amortized cost of the AFS debt securities excluded accrued interest receivables of $584 thousand and $569 thousand as of September 30, 2025 and December 31, 2024, respectively, which are included in Accrued interest receivable on the consolidated balance sheets. For additional information on the Company's accounting policy related to securities' accrued interest receivables and impairment, see Note 1 —Business and Basis of Presentation to the consolidated financial statements in the 2024 Annual Report on Form 10-K.

As of September 30, 2025 and December 31, 2024, there were no pledged securities to secure public deposits, borrowing and letters of credit from the FHLB and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the consolidated balance sheets as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
FHLB stock	$13,156	$12,615
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified (1)	3,713	3,532
Time deposits placed in other banks	105	100
Total other investments	$17,164	$16,437

(1)The Company recorded $35 thousand and $99 thousand unrealized gains for the three and nine months ended September 30, 2025, respectively, and $127 thousand and $77 thousand unrealized gains for the three and nine months ended September 30, 2024, respectively. The unrealized gains of the mutual fund are included in other income in the consolidated statements of income.
Note 3 — Loans and Allowance for Credit Losses on Loans

Loans

The following table presents the composition of the loan portfolio as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Commercial real estate ("CRE")	$1,092,808	$980,247
SBA—real estate	234,061	231,962
SBA—non-real estate	22,150	21,748
C&I	214,419	213,097
Home mortgage	587,641	509,524
Consumer and other	138	274
Gross loans	2,151,217	1,956,852
Allowance for credit losses	(27,299)	(24,796)
Net loans (1)	$2,123,918	$1,932,056

(1)Includes net deferred loan costs (fees) and net unamortized premiums (discounts) of $(248) thousand as of September 30, 2025 and $(702) thousand as of December 31, 2024.

Allowance for Credit Losses on Loans

For loans that share risk characteristics, the Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of Current Expected Credit Losses ("CECL"), the Company elected not to consider accrued interest receivable in its estimated credit losses as the Company writes off the uncollectible accrued interest receivable in a timely manner. Generally, loans are placed on nonaccrual status when they become 90 days or more past due, and any previously accrued but unpaid interest is reversed against interest income. Accrued interest receivable on loans totaled $8.7 million and $8.1 million as of September 30, 2025 and December 31, 2024, respectively.

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

The methodologies described above generally rely on historical loss experience to determine the quantitative portion of the allowance for credit losses. The Company also considers other qualitative and macroeconomic variables related to current conditions and reasonable and supportable forecasts that may indicate current expected credit losses could differ from the historical information reflected in the quantitative models. Key qualitative and macroeconomic variables include GDP, unemployment rates, interest rates, asset quality ratios, loan portfolio concentration, California house price index, and CRE price index. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors listed below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the loss rates. This matrix considers the following nine factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council Interagency Policy Statement on the Allowance for Credit Losses, updated to reflect the adoption of CECL:
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

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2025 and 2024:

($ in thousands)	CRE	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer and Other	Total
Three Months Ended September 30, 2025
Beginning balance	$8,970	$5,899	$499	$1,459	$9,459	$—	$26,286
Provision for (reversal of) credit losses	736	(13)	31	227	225	—	1,206
Charge-offs	—	—	(26)	(169)	—	—	(195)
Recoveries	—	—	1	1	—	—	2
Ending balance	$9,706	$5,886	$505	$1,518	$9,684	$—	$27,299

Three Months Ended September 30, 2024
Beginning balance	$7,926	$2,927	$253	$2,151	$9,499	$4	$22,760
Provision for (reversal of) credit losses	1,481	173	58	8	(1,482)	(4)	234
Charge-offs	—	—	(11)	(31)	—	—	(42)
Recoveries	—	—	6	—	2	—	8
Ending balance	$9,407	$3,100	$306	$2,128	$8,019	$—	$22,960

($ in thousands)	CRE	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer and Other	Total
Nine Months Ended September 30, 2025
Beginning balance	$9,290	$5,557	$418	$1,844	$7,684	$3	$24,796
Provision for (reversal of) credit losses	465	742	103	(250)	2,091	(3)	3,148
Charge-offs	(129)	(413)	(36)	(198)	(91)	—	(867)
Recoveries	80	—	20	122	—	—	222
Ending balance	$9,706	$5,886	$505	$1,518	$9,684	$—	$27,299

Nine Months Ended September 30, 2024
Beginning balance	$7,915	$1,657	$147	$1,215	$11,045	$14	$21,993
Provision for (reversal of) credit losses	1,492	1,509	149	944	(3,026)	(14)	1,054
Charge-offs	—	(66)	(11)	(31)	(2)	—	(110)
Recoveries	—	—	21	—	2	—	23
Ending balance	$9,407	$3,100	$306	$2,128	$8,019	$—	$22,960

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

The following table represents the amortized cost basis of collateral-dependent loans by property type as of September 30, 2025 and December 31, 2024, for which repayment is expected to be obtained through the sale of the underlying collateral:

($ in thousands)	Hotel / Motel	Retail	Single-Family Residential	Total (1)(2)
As of September 30, 2025
CRE	$2,148	$217	$—	$2,365
SBA—real estate	4,907	1,545	—	6,452
Home mortgage	—	—	1,409	1,409
Total	$7,055	$1,762	$1,409	$10,226

As of December 31, 2024
CRE	$1,580	$363	$—	$1,943
SBA—real estate	3,702	2,006	—	5,708
Total	$5,282	$2,369	$—	$7,651

(1)Excludes guaranteed portion of SBA loans totaling $16.0 million and $15.2 million as of September 30, 2025 and December 31, 2024, respectively.
(2)The allowance for credit losses allocated to these loans as of September 30, 2025 and December 31, 2024 was $1.1 million and $1.2 million, respectively.

The following table presents the amortized cost in nonaccrual loans and loans past due 90 or more days and still accruing interest as of September 30, 2025 and December 31, 2024:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total (1)
As of September 30, 2025
CRE	$568	$1,797	$2,365	$—	$2,365
SBA—real estate	5,202	2,963	8,165	—	8,165
SBA—non-real estate	373	—	373	—	373
C&I	—	—	—	—	—
Home mortgage	—	1,409	1,409	—	1,409
Total	$6,143	$6,169	$12,312	$—	$12,312
As of December 31, 2024
CRE	$363	$1,580	$1,943	$—	$1,943
SBA—real estate	2,006	3,702	5,708	—	5,708
SBA—non-real estate	169	—	169	—	169
Total	$2,538	$5,282	$7,820	$—	$7,820

(1)    Excludes guaranteed portion of loans totaling $17.6 million and $16.3 million as of September 30, 2025 and December 31, 2024, respectively.
Nonaccrual loans and accruing loans past due 90 days or more include both (i) loans with similar risk characteristics that are collectively evaluated for allowance, and (ii) loans that do not share similar risk characteristics that are individually evaluated for allowance. Under the Company's policy, nonaccrual loans with outstanding balances above the $500 thousand threshold that lack shared risk characteristics are subject to individual evaluation for expected credit losses.

The following table represents the aging analysis of gross loans as of September 30, 2025 and December 31, 2024:

	Still Accruing
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Nonaccrual Loans (1)	Current Accruing Loans	Total
As of September 30, 2025
CRE	$—	$—	$—	$2,365	$1,090,443	$1,092,808
SBA—real estate	1,313	378	—	8,165	224,205	234,061
SBA—non-real estate	77	—	—	373	21,700	22,150
C&I	617	—	—	—	213,802	214,419
Home mortgage	852	2,149	—	1,409	583,231	587,641
Consumer and other	—	—	—	—	138	138
Total	$2,859	$2,527	$—	$12,312	$2,133,519	$2,151,217
As of December 31, 2024 (2)
CRE	$—	$—	$—	$1,943	$978,304	$980,247
SBA—real estate	237	74	—	5,708	225,943	231,962
SBA—non-real estate	133	137	—	169	21,309	21,748
C&I	15	—	—	—	213,082	213,097
Home mortgage	2,774	5,594	—	—	501,156	509,524
Consumer and other	—	—	—	—	274	274
Total	$3,159	$5,805	$—	$7,820	$1,940,068	$1,956,852

(1)Excludes guaranteed portion of loans totaling $17.6 million and $16.3 million as of September 30, 2025 and December 31, 2024, respectively.
(2)Revised to conform with the current presentation.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other-than-insignificant payment delay, other-than-insignificant term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following table presents the amortized cost of loans as of September 30, 2025 that were modified for borrowers experiencing financial difficulty during the three months ended September 30, 2024 and the nine months ended September 30, 2025 and 2024 by loan class and modification type. There were no modifications during the three months ended September 30, 2025:

Three Months Ended September 30, 2024	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Term Extension	Total
SBA—real estate (1)	$1,871	$—	$1,871	0.81%
Total	$1,871	$—	$1,871

Nine Months Ended September 30, 2025	Modification Type				Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Interest Only	Term Extension	Total
CRE	$1,084	$3,151	$—	$4,235	0.39%
SBA—real estate (1)	1,729	—	—	1,729	1.16%
Total	$2,813	$3,151	$—	$5,964

Nine Months Ended September 30, 2024	Modification Type				Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Interest Only	Term Extension	Total
SBA—real estate (1)	$1,871	$390	$—	$2,261	0.97%
SBA—non-real estate	—	—	5	5	0.03%
Total	$1,871	$390	$5	$2,266

(1)Excludes guaranteed portion of SBA loans totaling $5.1 million for the nine months ended September 30, 2025. In comparison, excludes guaranteed portion of SBA loans totaling $5.5 million for both the three and nine months ended September 30, 2024.

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Payment Delay:
CRE	Deferment of payment by a weighted average of	N/A	0.3 years
SBA—real estate	Deferment of payment by a weighted average of	N/A	0.3 years

Interest Only:
CRE	Interest only Payment by a weighted average of	N/A	0.5 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Payment Delay:
SBA—real estate	Deferment of payment by a weighted average of	0.6 years	0.9 years
Term Extension:
SBA—non-real estate	Extended term by a weighted average of	N/A	1.8 years
Interest Only:
SBA—real estate	Interest only Payment by a weighted average of	N/A	0.6 years

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received modifications within the past 12 months as of September 30, 2025 and 2024, and subsequently defaulted in three and nine months ended September 30, 2025, and 2024.

For both the nine months ended September 30, 2025 and 2024, the Company had no additional commitments to lend to borrowers whose loans were modified during the periods.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that were modified in the twelve months ended September 30, 2025 and 2024:

	Payment Performance as of September 30, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$5,815	$—	$—	$5,815
SBA—real estate (1)	1,821	1,097	—	2,918
Total	$7,636	$1,097	$—	$8,733

	Payment Performance as of September 30, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
SBA—real estate (1)	$3,392	$—	$—	$3,392
SBA—non-real estate	5	—	—	5
Total	$3,397	$—	$—	$3,397

(1)Excludes guaranteed portion of SBA loans totaling $5.1 million and $9.3 million as of September 30, 2025 and 2024, respectively.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about borrowers' ability to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends. For consumer loans, a credit grade is established at inception, and generally only adjusted based on performance. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:
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

The following table presents the loan portfolio's amortized cost and current year-to-date gross write-offs by loan type, risk rating and year of origination as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
($ in thousands)	2025	2024	2023	2022	2021	Prior
CRE
Pass (1)	$250,446	$256,756	$89,151	$227,649	$162,802	$80,304	$16,355	$—	$1,083,463
Special mention	—	595	—	—	2,196	—	—	—	2,791
Substandard (1)	—	—	1,580	4,757	—	217	—	—	6,554
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$250,446	$257,351	$90,731	$232,406	$164,998	$80,521	$16,355	$—	$1,092,808
Year-to-date charge-offs	$—	$—	$—	$—	$—	$129	$—	$—	$129
SBA— real estate
Pass (1)	$30,689	$27,510	$26,194	$48,272	$13,292	$73,562	$—	$—	$219,519
Special mention (1)	—	1,183	—	2,291	456	1,251	—	—	5,181
Substandard (1)	—	—	1,188	4,506	284	3,383	—	—	9,361
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$30,689	$28,693	$27,382	$55,069	$14,032	$78,196	$—	$—	$234,061
Year-to-date charge-offs	$—	$—	$—	$—	$—	$413	$—	$—	$413
SBA—non-real estate
Pass (1)	$4,742	$8,222	$3,878	$1,611	$84	$3,230	$—	$—	$21,767
Special mention	—	—	—	—	—	—	—	—	—
Substandard (1)	—	—	89	102	—	192	—	—	383
Doubtful (1)	—	—	—	—	—	—	—	—	—
Subtotal	$4,742	$8,222	$3,967	$1,713	$84	$3,422	$—	$—	$22,150
Year-to-date charge-offs	$—	$—	$3	$—	$—	$33	$—	$—	$36
C&I
Pass	$5,213	$19,888	$10,037	$11,918	$12,387	$1,837	$150,758	$1,517	$213,555
Special mention	—	—	—	—	—	—	723	—	723
Substandard	—	—	—	—	—	—	141	—	141
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$5,213	$19,888	$10,037	$11,918	$12,387	$1,837	$151,622	$1,517	$214,419
Year-to-date charge-offs	$—	$—	$41	$157	$—	$—	$—	$—	$198
Home mortgage
Pass	$133,567	$35,980	$54,314	$251,828	$66,256	$42,755	$—	$—	$584,700
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,941	—	—	—	—	2,941
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$133,567	$35,980	$54,314	$254,769	$66,256	$42,755	$—	$—	$587,641
Year-to-date charge-offs	$—	$—	$—	$77	$—	$14	$—	$—	$91
Consumer and other
Pass	$25	$—	$—	$—	$—	$—	$113	$—	$138
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$25	$—	$—	$—	$—	$—	$113	$—	$138
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans

Pass	$424,682	$348,356	$183,574	$541,278	$254,821	$201,688	$167,226	$1,517	$2,123,142
Special mention (1)	—	1,778	—	2,291	2,652	1,251	723	—	8,695
Substandard (1)	—	—	2,857	12,306	284	3,792	141	—	19,380
Doubtful (1)	—	—	—	—	—	—	—	—	—
Subtotal	$424,682	$350,134	$186,431	$555,875	$257,757	$206,731	$168,090	$1,517	$2,151,217
Year-to-date charge-offs	$—	$—	$44	$234	$—	$589	$—	$—	$867

	December 31, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
($ in thousands)	2024	2023	2022	2021	2020	Prior
CRE
Pass (1)	$201,141	$85,056	$191,287	$137,425	$88,993	$250,291	$17,012	$—	$971,205
Special mention	—	—	579	2,246	—	—	—	—	2,825
Substandard (1)	—	1,580	—	—	—	4,637	—	—	6,217
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$201,141	$86,636	$191,866	$139,671	$88,993	$254,928	$17,012	$—	$980,247
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass (1)	$31,441	$26,508	$48,821	$21,396	$16,166	$77,671	$—	$—	$222,003
Special mention	—	—	2,345	—	—	739	—	—	3,084
Substandard (1)	—	1,182	2,520	291	—	2,882	—	—	6,875
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$31,441	$27,690	$53,686	$21,687	$16,166	$81,292	$—	$—	$231,962
Year-to-date charge-offs	$—	$—	$—	$66	$—	$—	$—	$—	$66
SBA—non-real estate
Pass (1)	$10,443	$4,498	$2,198	$154	$1,421	$2,865	$—	$—	$21,579
Special mention	—	—	—	—	—	—	—	—	—
Substandard (1)	—	—	121	—	39	9	—	—	169
Doubtful (1)	—	—	—	—	—	—	—	—	—
Subtotal	$10,443	$4,498	$2,319	$154	$1,460	$2,874	$—	$—	$21,748
Year-to-date charge-offs	$—	$—	$—	$—	$—	$27	$—	$—	$27
C&I
Pass	$19,712	$11,525	$14,016	$18,122	$3,356	$2,664	$140,278	$3,024	$212,697
Special mention	—	—	—	—	—	—	400	—	400
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$19,712	$11,525	$14,016	$18,122	$3,356	$2,664	$140,678	$3,024	$213,097
Year-to-date charge-offs	$—	$44	$—	$—	$—	$—	$—	$—	$44
Home mortgage
Pass	$42,112	$63,000	$284,208	$70,326	$17,749	$32,129	$—	$—	$509,524
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$42,112	$63,000	$284,208	$70,326	$17,749	$32,129	$—	$—	$509,524
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$27	$—	$—	$—	$—	$—	$247	$—	$274
Special mention	—	—	—	—	—	—	—	—	—

Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$27	$—	$—	$—	$—	$—	$247	$—	$274
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass (1)	$304,876	$190,587	$540,530	$247,423	$127,685	$365,620	$157,537	$3,024	$1,937,282
Special mention	—	—	2,924	2,246	—	739	400	—	6,309
Substandard (1)	—	2,762	2,641	291	39	7,528	—	—	13,261
Doubtful (1)	—	—	—	—	—	—	—	—	—
Subtotal	$304,876	$193,349	$546,095	$249,960	$127,724	$373,887	$157,937	$3,024	$1,956,852
Year-to-date charge-offs	$—	$44	$—	$66	$—	$27	$—	$—	$137

(1)As of September 30, 2025 and December 31, 2024, $20.8 million and $16.3 million, respectively, of criticized loans with payments guaranteed by government agencies were classified as "Pass" rated.
Note 4 — Premises and Equipment

The following table presents information regarding the premises and equipment as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Leasehold improvements	$10,982	$10,019
Furniture and fixtures	5,416	4,902
Equipment and others	5,052	3,831
Total premises and equipment	21,450	18,752
Accumulated depreciation	(14,455)	(13,303)
Total premises and equipment, net	$6,995	$5,449

Total depreciation expense included in occupancy and equipment expenses were $411 thousand and $335 thousand for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.
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
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and evaluates each group for impairment based on the fair value. Based on the impairment test as of September 30, 2025 and December 31, 2024, there was no impairment.
The following table presents the activity in the servicing assets for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$10,572	$11,043	$10,834	$11,741
Additions from loans sold with servicing retained	843	783	2,094	2,081
Amortized to expense	(986)	(949)	(2,499)	(2,945)
Ending balance	$10,429	$10,877	$10,429	$10,877

The fair value of the servicing assets was $15.6 million as of September 30, 2025, which was determined using discount rates ranging from 4.43% to 11.25% and prepayment speeds ranging from 12.90% to 13.60%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $16.5 million as of September 30, 2024, which was determined using discount rates ranging from 3.75% to 11.25% and prepayment speeds ranging from 12.80% to 13.20% depending on the stratification of the specific assets.
Note 6 — Borrowing Arrangements
As of September 30, 2025, the Company had FHLB advances totaling $75.0 million with a weighted average interest rate of 3.55% and a weighted average remaining term of 2.4 years, compared to $95.0 million with a weighted average interest rate of 4.34% and a weighted average remaining term of 0.2 years as of December 31, 2024. The Company had letters of credit from the FHLB in the amount of $135.0 million and $100.0 million to secure public deposits as of September 30, 2025 and December 31, 2024, respectively.

The Company had available borrowing capacity from the following institutions as of September 30, 2025:

($ in thousands)	September 30, 2025
FHLB	$430,887
Federal Reserve Bank	210,584
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$741,471

The Company has pledged approximately $1.60 billion and $1.41 billion of loans as collateral for these lines of credit as of September 30, 2025 and December 31, 2024, respectively.
Note 7 — Income Taxes
The Company’s income tax expense was $3.0 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and $7.2 million and $6.3 million for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate was 30.7% and 28.3% for the three months ended September 30, 2025 and 2024, respectively, 27.9% and 28.2% for the nine months ended September 30, 2025 and 2024, respectively.
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

The following table presents the distribution of undisbursed credit-related commitments as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Loan commitments	$319,150	$261,446
Standby letter of credit	23,189	21,059
Commercial letter of credit	65	49
Total undisbursed credit related commitments	$342,404	$282,554

Investments in low-income housing partnership

The Company invests in certain affordable housing partnerships. The following table shows the investments and unfunded commitments of the Company's affordable housing partnerships as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Investments in low-income housing partnerships (1)	$18,514	$15,191
Unfunded commitments to fund investments for low-income housing partnerships (1)	7,390	7,622

(1)These balances are reflected in other assets and other liabilities on the consolidated balance sheets. The Company expects to finish fulfilling these commitments during the year ending 2042.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received, and recognizes the amortization in income tax expense on the consolidated statements of income. The Company recognized amortization expense of $615 thousand and $517 thousand for the three months ended September 30, 2025 and 2024, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, the Company recognized tax credits and other benefits of $789 thousand and $655 thousand for the three months ended September 30, 2025 and 2024, respectively, and $2.1 million $2.0 million for the nine months ended September 30, 2025 and 2024.
Legal Proceedings
From time to time the Company or the Bank are parties to legal proceedings in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss is probable and its amount can be reasonably estimated with specificity or within a given range. Management estimates the likelihood and the amount of a possible loss using current available information from legal proceedings, advice from legal counsel, and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from any legal proceedings. The Company is not presently subject to any legal action for which an accrual is required and, accordingly, no accrual has been recorded; however, the Company acknowledges that actual exposure and ultimate losses may differ from current expectations. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to management as of September 30, 2025, management does not believe there are any pending legal proceedings to which the Company or the Bank is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note 9 — Stock-Based Compensation Plan
As of September 30, 2025, the Company maintains one stock-based compensation plan, the OP Bancorp 2021 Equity Incentive Plan ("2021 Plan"). The Board of Directors approved the 2021 Plan, an equity incentive plan for granting stock options and restricted stock awards to key employees, officers, and non-employee directors of the Company. An aggregate of 1,500,000 shares of the Company’s common stock were authorized under the 2021 Plan. The exercise prices of stock options granted under the 2021 Plan may not be less than 100.00% of the fair value of the Company’s stock at the date of grant. There were no stock options granted under the 2021 Plan as of September 30, 2025 and December 31, 2024.

Restricted stock awards issued under the 2021 Plan may or may not be subject to vesting provisions. These awards do not confer voting rights or receive dividend entitlements until the shares have vested. Stock compensation cost for the restricted stock awards are recognized based on the grant-date fair value over the vesting period.

The following table presents a summary of the activity in the Company’s non-vested restricted stock awards under the 2021 Plan for the nine months ended September 30, 2025:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested, as of January 1, 2025	250,088	$11.78	$3,954
Awards granted	93,915	13.05
Awards vested	(188,539)	11.91
Awards forfeited	(22,348)	11.18
Non-vested, as of June 30, 2026	133,116	$12.56	$1,853

The following table presents compensation cost and the related tax benefit for the restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Stock compensation cost	$174	$267	$487	$893
Tax benefit (provision) realized from awards vested	—	—	62	(3)

There were 1,064,025 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of September 30, 2025. The Company had approximately $1.5 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of September 30, 2025. The Company expects to recognize these costs over a weighted average period of 3.4 years.

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
Derivatives —The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
AFS debt securities:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$34,000	$—	$34,000	$—
Residential collateralized mortgage obligations	161,230	—	161,230	—
Municipal securities - tax exempt	5,530	—	5,530	—
Other investments:
Mutual fund - CRA qualified	3,713	3,713	—	—
Derivative assets:
Interest rate products	—	—	—	—
Derivative liabilities:
Interest rate products	886	—	886	—

December 31, 2024
AFS debt securities:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,076	$—	$37,076	$—
Residential collateralized mortgage obligations	143,041	—	143,041	—
Municipal securities - tax exempt	5,792	—	5,792	—
Other investments:
Mutual fund - CRA qualified	3,532	3,532	—	—
Derivative assets:
Interest rate products	368	—	368	—
Derivative liabilities:
Interest rate products	579	—	579	—

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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2025 and December 31, 2024:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Collateral-dependent loans:
CRE	$473	$—	$—	$473
SBA—real estate	2,437	—	—	2,437
OREO (1)	845	—	—	845
Total	$3,755	$—	$—	$3,755

December 31, 2024
Collateral-dependent loans:
CRE	$173	$—	$—	$173
SBA—real estate	952	—	—	952
OREO	1,237	—	—	1,237
Total	$2,362	$—	$—	$2,362
Total
(1)Represents the carrying value of OREO property that was written down subsequent to its initial classification as OREO.

The following table presents the increase (decrease) in the fair value of certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Collateral-dependent loans:
SBA—real estate	$1	$2	$153	$5
OREO (1)	(392)	—	(392)	—
Total	$(391)	$2	$(239)	$5

(1)Includes $353 thousand representing the SBA-guaranteed portion of OREO, which was recorded as a receivable as of September 30, 2025.

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of September 30, 2025 and December 31, 2024:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs(1)
September 30, 2025
Collateral-dependent loans:
CRE	$473	Income approach - income capitalization	Capitalization rate	7.9% to 11.0%	8.3%
SBA—real estate	2,134	Income approach - income capitalization	Capitalization rate	7.0% to 11.0%	8.8%
SBA—real estate	303	Sales comparison approach	Market data comparison	0.0% to 35.0%	4.4%
OREO	845	Fair value of property	Selling cost	5.0%	5.0%

December 31, 2024
Collateral-dependent loans:
CRE	$173	Income approach - income capitalization	Capitalization rate	5.5% to 7.3%	6.0%
SBA—real estate	539	Income approach - income capitalization	Capitalization rate	5.5% to 7.3%	10.4%
SBA—real estate	413	Sales comparison approach	Market data / purchase price	n/a	n/a
OREO	$1,237	Sales comparison approach	Market data comparison	(3.7)% to 2.2%	(0.5)%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2025 and December 31, 2024.

Financial Instruments

The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	September 30, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$166,748	$166,748	$—	$—	$166,748
Loans held for sale	6,480	—	6,950	—	6,950
Net loans	2,123,918	—	—	2,222,060	2,222,060
Accrued interest receivable, net	10,337	764	916	8,657	10,337
Other investments:
FHLB and PCBB stock	13,346	N/A	N/A	N/A	N/A
Time deposits placed	105	—	105	—	105
Financial liabilities:
Deposits	2,273,417	—	2,275,333	—	2,275,333
FHLB advances	75,000	—	75,474	—	75,474
Accrued interest payable	15,968	—	15,968	—	15,968

	December 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$134,943	$134,943	$—	$—	$134,943
Loans held for sale	4,581	—	4,946	—	4,946
Net loans	1,932,056	—	—	1,986,813	1,986,813
Accrued interest receivable, net	9,188	181	888	8,119	9,188
Other investments:
FHLB and PCBB stock	12,805	N/A	N/A	N/A	N/A
Time deposits placed	100	—	100	—	100
Financial liabilities:
Deposits	2,027,285	—	2,026,092	—	2,026,092
FHLB advances	95,000	—	94,986	—	94,986
Accrued interest payable	16,067	—	16,067	—	16,067

Note 11 — Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to various risks arising from its business operations and broader economic conditions. It primarily addresses business and operational risks through the management of its core business activities. Economic risks, such as interest rate, liquidity, and credit risk, are managed by strategically adjusting the amount, sources, and duration of its assets and liabilities, as well as through the use of derivative financial instruments. Specifically, the Company utilizes derivatives to mitigate risks associated with business activities that involve the receipt or payment of future cash flows, whether known or uncertain, whose values are influenced by interest rate fluctuations.

Cash Flow Hedges of Interest Rate Risk

The Company utilizes interest rate derivatives to enhance the stability of interest expense and to manage exposure to fluctuations in interest rates. As part of its interest rate risk management strategy, the Company primarily employs interest rate swaps designated as cash flow hedges. These instruments involve receiving variable-rate payments from counterparties in exchange for making fixed-rate payments over the life of the agreements, without exchanging the underlying notional amounts. Beginning in 2024, the Company initiated the use of derivatives to hedge the variability of cash flows associated with its existing variable-rate debt.
For derivatives that are designated and qualified as cash flow hedges of interest rate risk, gains or losses are initially recorded in accumulated other comprehensive income ("AOCI"). These amounts are subsequently reclassified into interest expense during the same period(s) in which the hedged transactions impact earnings. Specifically, amounts recognized in AOCI related to these derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2025, the Company anticipates reclassifying an estimated $437 thousand of pre-tax of deferred net gains from AOCI into earnings during the next 12 months.

The following table presents the notional amounts, fair values and classification on consolidated balance sheets of the Company's derivatives as of September 30, 2025 and December 31, 2024:

	Derivative Assets			Derivative Liabilities
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
September 30, 2025
Derivatives designated as hedging instruments:
Interest rate products	$—	Other assets	$—	$75,000	Other liabilities	$886
Total derivatives designated as hedging instruments			$—			$886

December 31, 2024
Derivatives designated as hedging instruments:
Interest rate products	$25,000	Other assets	$368	$50,000	Other liabilities	$579
Total derivatives designated as hedging instruments			$368			$579

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and nine months ended September 30, 2025 and 2024:

Derivatives in Subtopic 815-20 Hedging Relationships ($ in thousands)	Amount of Gain (Loss) Recognized in AOCI on Derivative	Amount of Gain (Loss) Recognized in AOCI Included Component	Amount of Gain (Loss) Recognized in AOCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Three Months Ended September 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate products	$84	$84	$—	Interest expense	$31	$31	$—
Total	$84	$84	$—		$31	$31	$—
Three Months Ended September 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,131)	$(1,131)	$—	Interest expense	$152	$152	$—
Total	$(1,131)	$(1,131)	$—		$152	$152	$—

Nine Months Ended September 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate products	$(548)	$(548)	$—	Interest expense	$91	$91	$—
Total	$(548)	$(548)	$—		$91	$91	$—
Nine Months Ended September 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,385)	$(1,385)	$—	Interest expense	$233	$233	$—
Total	$(1,385)	$(1,385)	$—		$233	$233	$—

The following table presents the pre-tax changes of the Company’s derivative financial instruments on the consolidated statement of income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
($ in thousands)	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Total amounts presented in the consolidated statement of income	$31	$152	$91	$233

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest contracts
Amount of gain reclassified from AOCI into income	$31	$152	$91	$233
Amount of gain (loss) reclassified from AOCI into income as a result that a forecasted transaction was no longer probable of occurring	—	—	—	—
Amount of gain reclassified from AOCI into income - included component	31	152	91	233
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2025
Derivatives assets	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

December 31, 2024
Derivatives assets	$368	$—	$368	$—	$368	$—
Total	$368	$—	$368	$—	$368	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2025
Derivatives liabilities	$886	$—	$886	$—	$886	$—
Total	$886	$—	$886	$—	$886	$—

December 31, 2024
Derivatives liabilities	$579	$—	$579	$—	$579	$—
Total	$579	$—	$579	$—	$579	$—

Note 12 — Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of both September 30, 2025 and December 31, 2024, the Bank met all applicable capital adequacy requirements.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	September 30, 2025
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$258,864	12.17%	N/A	N/A	N/A	N/A
Bank	256,801	12.06	$170,292	8.00%	$212,865	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	232,277	10.92	N/A	N/A	N/A	N/A
Bank	230,193	10.81	127,719	6.00	170,292	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	232,277	10.92	N/A	N/A	N/A	N/A
Bank	230,193	10.81	95,789	4.50	138,362	6.50
Tier 1 capital (to average assets)
Consolidated	232,277	9.01	N/A	N/A	N/A	N/A
Bank	230,193	8.93	103,146	4.00	128,932	5.00

	December 31, 2024
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$244,659	12.60%	N/A	N/A	N/A	N/A
Bank	242,966	12.50	$155,463	8.00%	$194,328	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A
Bank	218,675	11.25	116,597	6.00	155,463	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A
Bank	218,675	11.25	87,448	4.50	126,313	6.50
Tier 1 capital (to average assets)
Consolidated	220,390	9.27	N/A	N/A	N/A	N/A
Bank	218,675	9.20	95,055	4.00	118,819	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

Note 13 — Earnings Per Share

Basic EPS is calculated by dividing net income attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS is calculated by dividing net income attributable to common shareholders by the weighted-average common shares outstanding during the period, adjusted for the dilutive effect of outstanding share-based awards using the treasury stock method.

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2025	2024	2025	2024
Basic
Net income	$6,703	$5,436	$18,596	$16,098
Distributed and undistributed earnings allocated to participating securities	—	(93)	—	(294)
Net income allocated to common shares	$6,703	$5,343	$18,596	$15,804
Weighted-average number of common shares outstanding	14,885,614	14,812,118	14,867,626	14,890,479
Basic EPS	$0.45	$0.36	$1.25	$1.06
Diluted
Net income allocated to common shares	$6,703	$5,343	$18,596	$15,804
Weighted-average number of common shares outstanding	14,885,614	14,812,118	14,867,626	14,890,479
Add: Dilutive impact of unvested restricted stock awards (1)	33,860	—	26,683	—
Average shares and dilutive potential common shares	14,919,474	14,812,118	14,894,309	14,890,479
Diluted earnings per common share	$0.45	$0.36	$1.25	$1.06

(1)Approximately nine thousand and 28 thousand weighted-average shares of anti-dilutive restricted stock awards were excluded from the diluted EPS computation for the three and nine months ended September 30, 2025. No shares of common stock was antidilutive for the three and nine months ended September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Part II, Item 1A. Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OP Bancorp (referred to herein on an unconsolidated basis as "OP Bancorp" and on a consolidated basis as the "Company") is a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank ("Open Bank" or the "Bank"), our wholly owned banking subsidiary, and we do not conduct material business operations other than through the Bank. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American communities within our primary market areas. We currently operate twelve full service branches: nine branches across Los Angeles and Orange Counties in California, as well as one branch each in Santa Clara, California; Carrollton, Texas; and Las Vegas, Nevada. Additionally, we maintain five loan production offices located in Pleasanton, California; Atlanta, Georgia; Aurora, Colorado; Lynnwood, Washington; and Fairfax, Virginia.

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

Banking Economy and Recent Developments

The Board of Governors of the Federal Reserve System ("Federal Reserve") lowered the Federal Funds Rate target range from 3.75% to 4.00% on October 29, 2025, following its earlier cut in September. This marks the second consecutive rate reduction this year and reflects the Federal Reserve's response to a weakening labor market amid persistent inflationary pressures. The decision underscores the Fed Reserve's evolving stance toward supporting employment while maintaining price stability. However, the Federal Reserve have emphasized that further reductions are not guaranteed, and any additional moves will depend on incoming data and evolving economic condition. While markets had anticipated more easing, recent statements highlight the uncertainty surrounding future adjustments, particularly given the ongoing government shutdown that has delayed key economic reports. Political dynamics have further intensified, with increased pressure from the executive branch and recent changes to the composition of the Federal Open Market Committee. The current rate environment continues to influence lending activity, funding costs, and credit risk assessments across the financial sector. Additionally, heightened political uncertainty complicates the economic outlook, making it more challenging to anticipate the timing and magnitude of future rate adjustments. These dynamics present ongoing challenges for management in forecasting economic conditions and effectively pricing both loan products and longer-term deposit offerings.

We believe we have responded effectively to the evolving dynamics of the banking environment. Our ability to navigate recent challenges is largely attributable to the continued loyalty of our customers and the dedication and expertise of our employees and management team.

FINANCIAL REVIEW

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2025	2024	2025	2024
Income Statement Data:
Interest income	$38,522	$35,299	$111,046	$102,569
Interest expense	18,176	18,793	53,561	53,890
Net interest income	20,346	16,506	57,485	48,679
Provision for credit losses	1,175	448	3,117	1,210
Noninterest income	4,130	4,240	12,914	12,010
Noninterest expense	13,629	12,720	41,480	37,066
Income before income taxes	9,672	7,578	25,802	22,413
Income tax expense	2,969	2,142	7,206	6,315
Net income	6,703	5,436	18,596	16,098
Per Share Data:
Basic EPS	$0.45	$0.36	$1.25	$1.06
Diluted EPS	0.45	0.36	1.25	1.06
Book value per common share, at period-end	14.88	13.75	14.88	13.75
Shares of common stock outstanding, at period-end	14,885,614	14,811,671	14,885,614	14,811,671
Performance Ratios:
Return on average assets ("ROA") (1)	1.04%	0.94%	0.99%	0.95%
Return on average equity ("ROE") (1)	12.36	10.95	11.70	11.00
Yield on average total loans (1)	6.52	6.66	6.49	6.68
Yield on average interest-earning assets (1)	6.16	6.30	6.13	6.30
Cost of average interest-bearing liabilities (1)	4.06	4.82	4.18	4.80
Cost of deposits (1)	3.10	3.57	3.16	3.52
Net interest margin (1)	3.26	2.95	3.17	2.99
Efficiency ratio (2)	55.68	61.31	58.92	61.08

(1)    Annualized.
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

			Change
($ in thousands)	September 30, 2025	December 31, 2024	% or Basis Point
Balance Sheet Data:
Gross loans	$2,151,217	$1,956,852	10%
Allowance for credit losses on loans	27,299	24,796	10%
Total assets	2,614,214	2,366,013	10%
Total deposits	2,273,417	2,027,285	12%
Shareholders’ equity	221,499	204,993	8%
Asset Quality Data:
Nonperforming loans to gross loans	0.57%	0.40%	17
Allowance for credit losses on loans to nonperforming loans	222	317	(95)%
Allowance for credit losses on loans to gross loans	1.27	1.27	—
Balance Sheet and Capital Ratios:
Gross loans to total deposits	94.62%	96.53%	(191)
Noninterest-bearing deposits to total deposits	23.93	24.91	(98)
Quarterly average equity to average total assets	8.45	8.63	(18)
Tier 1 leverage capital ratio	9.01	9.27	(26)
Common equity tier 1 capital ratio	10.92	11.35	(43)
Tier 1 risk-based capital ratio	10.92	11.35	(43)
Total risk-based capital ratio	12.17	12.60	(43)

The Company's net income for the third quarter of 2025 was $6.7 million, up $1.3 million, or 23%, compared with $5.4 million in the same period a year ago. The year-over-year increase was primarily driven by higher net interest income, partially offset by increases in noninterest expense, income tax expense and provision for credit losses. Net income for the first nine months of 2025 was $18.6 million, up $2.5 million, or 16%, compared with $16.1 million for the same period a year ago. The increase was primarily driven by higher net interest income, partially offset by increases in noninterest expense and provision for credit losses. The following were notable elements of the Company's performance for the periods presented:
•Net interest income and net interest margin: Third quarter 2025 net interest income increased to $20.3 million, up $3.8 million, or 23%, from the year ago quarter. Third quarter 2025 net interest margin expanded 31 basis points to 3.26%, For the first nine months of 2025, net interest income increased to $57.5 million, up $8.8 million, or 18%, and net interest margin expended 18 basis points to 3.17%.
•Profitability ratios: Third quarter 2025 ROA and ROE of 1.04% and 12.36%, respectively, were up year-over-year. ROA and ROE of 0.99% and 11.70%, respectively, for the first nine months of 2025 were also up year-over-year.
•Efficiency Ratios: Third quarter 2025 efficiency ratio of 55.68% improved 563 basis points from the same period in 2024. For the first nine months of 2025, efficiency ratio of 58.92% improved 216 basis points from the same period in 2024. The improvement in the efficiency ratios primarily reflected an increase in net interest income.
•Asset Growth: Total assets reached $2.61 billion as of September 30, 2025, up $248.2 million, or 10%, from December 31, 2024, primarily driven by an increase $112.6 million in CRE loans and an increase $78.1 million in home mortgage loans.
•Loans Growth: Gross loans were $2.15 billion, up $194.4 million, or 10%, from December 31, 2024, primarily reflecting growth in CRE and home mortgage loans.
•Deposits Growth: Total deposits were $2.27 billion, up $246.1 million, or 12%, from December 31, 2024, reflecting growth in time and money market and others deposits.

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

RESULTS OF OPERATIONS
Net Interest Income
The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of our total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing ourselves to excessive interest rate risk through our asset and liability management policies. We manage interest rate risk by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin also may be affected adversely from time to time when we are required to reverse previously accrued interest on loans that are reclassified as non-accrual.

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

	Three Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$134,263	$1,502	4.38%	$109,003	$1,474	5.29%
Other investments (2)	17,112	320	7.48	16,432	314	7.65
AFS debt securities	199,766	1,699	3.40	199,211	1,626	3.26
CRE	1,065,460	16,689	6.21	945,828	14,759	6.21
SBA	286,556	6,841	9.47	268,687	7,107	10.52
C&I	188,146	3,537	7.46	187,748	3,642	7.72
Home mortgage	591,934	7,931	5.36	503,148	6,364	5.06
Consumer and other	129	3	9.86	541	13	9.37
Loans (3)	2,132,225	35,001	6.52	1,905,952	31,885	6.66
Total interest-earning assets	2,483,366	38,522	6.16	2,230,598	35,299	6.30
Noninterest-earning assets	83,238			88,747
Total assets	$2,566,604			$2,319,345

Interest-bearing liabilities:
Money market deposits and others	$425,248	$3,793	3.54%	$343,429	$3,601	4.17%
Time deposits	1,275,417	13,649	4.25	1,127,078	14,320	5.05
Total interest-bearing deposits	1,700,665	17,442	4.07	1,470,507	17,921	4.85
Borrowings	76,250	734	3.82	80,326	872	4.32
Total interest-bearing liabilities	1,776,915	18,176	4.06	1,550,833	18,793	4.82
Noninterest-bearing liabilities:
Noninterest-bearing deposits	528,926			528,126
Other noninterest-bearing liabilities	43,890			41,892
Total noninterest-bearing liabilities	572,816			570,018
Shareholders’ equity	216,873			198,494
Total liabilities and shareholders’ equity	$2,566,604			$2,319,345
Net interest income / interest rate spreads		$20,346	2.10%		$16,506	1.48%
Net interest margin			3.26%			2.95%

Cost of deposits			3.10%			3.57%
Cost of funds			3.13%			3.60%

	Nine Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$135,439	$4,522	4.40%	$106,022	$4,310	5.34%
Other investments (2)	16,851	939	7.43	16,335	951	7.76
AFS debt securities	188,258	4,632	3.28	195,383	4,676	3.19
CRE	1,031,854	47,681	6.18	919,566	42,230	6.13
SBA	278,621	19,666	9.44	261,293	21,436	10.96
C&I	198,512	10,982	7.40	165,343	9,679	7.82
Home mortgage	568,811	22,612	5.30	505,669	19,207	5.06
Consumer and other	146	12	10.85	1,046	80	10.10
Loans (3)	2,077,944	100,953	6.49	1,852,917	92,632	6.68
Total interest-earning assets	2,418,492	111,046	6.13	2,170,657	102,569	6.30
Noninterest-earning assets	81,505			88,594
Total assets	$2,499,997			$2,259,251

Interest-bearing liabilities:
Money market deposits and others	$396,168	$10,463	3.53%	$349,766	$11,035	4.21%
Time deposits	1,250,518	41,062	4.39	1,061,609	39,904	5.02
Total interest-bearing deposits	1,646,686	51,525	4.18	1,411,375	50,939	4.82
Borrowings	67,290	2,036	4.05	88,743	2,951	4.44
Total interest-bearing liabilities	1,713,976	53,561	4.18	1,500,118	53,890	4.80
Noninterest-bearing liabilities:
Noninterest-bearing deposits	532,867			523,951
Other noninterest-bearing liabilities	41,198			40,141
Total noninterest-bearing liabilities	574,065			564,092
Shareholders’ equity	211,956			195,041
Total liabilities and shareholders’ equity	$2,499,997			$2,259,251
Net interest income / interest rate spreads		$57,485	1.95%		$48,679	1.50%
Net interest margin			3.17%			2.99%

Cost of deposits			3.16%			3.52%
Cost of funds			3.19%			3.56%

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

	Three Months Ended September 30,
	2025 vs 2024
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$312	$(284)	$28
Other investments	13	(7)	6
AFS debt securities	16	57	73
CRE	1,913	17	1,930
SBA	457	(723)	(266)
C&I	35	(140)	(105)
Home mortgage	1,375	192	1,567
Consumer and other	(10)	—	(10)
Total loans	3,770	(654)	3,116
Total interest-earning assets	4,111	(888)	3,223
Interest-bearing liabilities:
Money market deposits and others	781	(589)	192
Time deposits	1,765	(2,436)	(671)
Total interest-bearing deposits	2,546	(3,025)	(479)
Borrowings	(41)	(97)	(138)
Total interest-bearing liabilities	2,505	(3,122)	(617)
Net interest income	$1,606	$2,234	$3,840

Comparison for the Three Months Ended September 30, 2025 and 2024

Net interest income for the third quarter of 2025 increased year-over-year, primarily driven by higher interest income on loans.

Interest income on loans increased by $3.1 million, or 10%, primarily due to growth in average loan balances, partially offset by a decline in loan yields, reflecting the impact of repricing on existing loans at lower interest rates following last year's decreases in the federal funds rate.

Interest expense on interest-bearing deposits decreased by $479 thousand or 3%, primarily driven by a decline in interest-bearing deposit costs, resulting from the repricing of deposit products in response to the federal funds rate cut implemented in 2024. This change was partially offset by an increase in average interest-bearing deposit balances.

As a result, net interest margin increased by 31 basis points, as a 23% increase in net interest income outpaced an 11% increase in average earning assets, primarily driven by a 62 basis point increase in net interest spread.

	Nine Months Ended September 30,
	2025 vs 2024
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$1,080	$(868)	$212
Federal funds sold and other investments	28	(40)	(12)
AFS debt securities	(146)	102	(44)
CRE	5,134	317	5,451
SBA	1,317	(3,087)	(1,770)
C&I	1,964	(661)	1,303
Home mortgage	2,937	468	3,405
Consumer and other	(71)	3	(68)
Total loans	11,281	(2,960)	8,321
Total interest-earning assets	12,243	(3,766)	8,477
Interest-bearing liabilities:
Money market deposits and others	1,219	(1,791)	(572)
Time deposits	6,645	(5,487)	1,158
Total interest-bearing deposits	7,864	(7,278)	586
Borrowings	(683)	(232)	(915)
Total interest-bearing liabilities	7,181	(7,510)	(329)
Net interest income	$5,062	$3,744	$8,806

Comparison for the Nine Months Ended September 30, 2025 and 2024

Net interest income for the first nine months of 2025 increased year-over-year, primarily driven by higher interest income on loans.

Interest income on loans increased by $8.3 million, or 9%, largely due to growth in average loan balances. This increase was partially offset by a decline in loan yields, reflecting the impact of downward repricing on adjustable-rate loans and lower rates on new originations following last year's decreases in the federal funds rate. The decline in loan yields was further impacted by reduced non-contractual components, notably lower discount accretion income..

Interest expense on interest-bearing liabilities decreased slightly by $329 thousand, or 1%, primarily due to lower average interest-bearing costs, reflecting the repricing of deposit products in response to the federal funds rate cut implemented in 2024. However, this decrease was mostly offset by an increase in average deposit costs.

As a result, net interest margin increased by 18 basis points, as an 18% increase in net interest income outpaced an 11% increase in average earning assets, primarily driven by a 45 basis point increase in net interest spread.

Provision for Credit Losses
Comparison for the Three Months Ended September 30, 2025 and 2024
Provision for credit losses was $1.2 million for the third quarter of 2025, compared with $448 thousand in the same period a year ago. The increase primarily reflected higher historical loss factors stemming from risk rating downgrades, increased specific reserves, net charge-offs, and loan growth compared to the prior period.
Comparison for the Nine Months Ended September 30, 2025 and 2024
Provision for credit losses was $3.1 million for the first nine months of 2025, compared with $1.2 million in the same period a year ago. The increase primarily reflects higher qualitative reserves following adjustments to qualitative factor after management reassessed the underlying assumptions, as well as loan growth. These increases were partially offset by lower historical loss factors, which reflect higher reserve recorded in 2024 due to adjustments to prepayment lookback period.
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
Comparison for the Three Months Ended September 30, 2025 and 2024
The following table presents the components of noninterest income for the third quarters of 2025 and 2024:

	Three Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposits	$725	$889	$(164)	(18)%
Loan servicing fees, net of amortization	724	693	31	4
Gains on sale of loans	2,037	2,088	(51)	(2)
Other income	644	570	74	13
Total noninterest income	$4,130	$4,240	$(110)	(3)%

Noninterest income for the third quarter of 2025 slightly decreased year-over-year, primarily due to lower service charges on deposits.

Service charges on deposit decreased $164 thousand, or 18%, primarily driven by the closure of certain currency exchange-related accounts.

Comparison for the Nine Months Ended September 30, 2025 and 2024

The following table presents the components of noninterest income for the first nine months of 2025 and 2024:

	Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposits	$2,742	$2,294	$448	20%
Loan servicing fees, net of amortization	2,631	2,040	591	29
Gains on sale of loans	5,497	6,116	(619)	(10)
Other income	2,044	1,560	484	31
Total noninterest income	$12,914	$12,010	$904	8%

Noninterest income for the first nine months of 2025 increased year-over-year, primarily due to higher loan servicing fees and service charges on deposits, partially offset by lower gains on sale of loans.

Service charges on deposit increased $448 thousand, or 20%, primarily driven by higher deposit analysis fees. This reflects continued growth in the number of business customer accounts, partially offset by the recent closure of certain currency exchange-related accounts.

Loan servicing fees, net of amortization, increased $591 thousand, or 29%, primarily due to lower amortization expense on servicing assets. The decrease in amortization was driven by reduced loan payoff activity, which resulted in fewer servicing rights being amortized during the period. A smaller servicing asset balance, declining from $10.9 million as of September 30, 2024 to $10.4 million as of September 30, 2025, also contributed to the lower amortization, further supporting the overall increase in net loan servicing fees.

Gains on sale of loans decreased $619 thousand, or 10%, primarily due to lower average premium rates. The Bank sold $93.2 million in SBA loans at an average premium of 7.26%, compared to sale of $92.5 million at an average premium rate of 8.02%.
Noninterest Expense
Comparison for the Three Months Ended September 30, 2025 and 2024
The following table presents the components of noninterest income for the third quarters of 2025 and 2024:

	Three Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$8,892	$8,031	$861	11%
Occupancy and equipment	1,676	1,676	—	—
Data processing and communication	263	634	(371)	(59)
Professional fees	419	346	73	21
FDIC insurance and regulatory assessments	428	391	37	9
Promotion and advertising	126	151	(25)	(17)
Directors' fees	151	154	(3)	(2)
Foundation donation and other contributions	671	549	122	22
Other expenses	1,003	788	215	27
Total noninterest expense	$13,629	$12,720	$909	7%

Noninterest expense for the third quarter of 2025 increased year-over-year, primarily due to higher salaries and employee benefits and other expenses, partially offset by a reduction in data processing and communication.

Salaries and employee benefits for the third quarter of 2025 increased $861 thousand, or 11%, mainly driven by staffing growth and annual merit-based salary adjustments. Higher health insurance costs also contributed to the increase in employee benefits.

Data processing and communication for the third quarter of 2025 decreased $371 thousand, or 59%, primarily due to contractual credits received following the conversion to a new core banking system in the fourth quarter of 2024. These savings are expected to continue in future periods, as the new system offers more cost-effective processing capabilities. Management anticipates that data processing and communication expense will remain at a lower run rate, contributing to improved operating efficiency.

Other expenses for the third quarter of 2025 increased $215 thousand, or 27%, primarily due to reclassification of credit-related fees collections from contra-expense to income in 2025. This regrouping reflects a change in presentation rather than a change in underlying activity.
Comparison for the Nine Months Ended September 30, 2025 and 2024

The following table presents the components of noninterest expense for the first nine months of 2025 and 2024:

	Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$26,743	$23,440	$3,303	14%
Occupancy and equipment	4,841	4,991	(150)	(3)
Data processing and communication	865	1,651	(786)	(48)
Professional fees	1,244	1,147	97	8
FDIC insurance and regulatory assessments	1,421	1,143	278	24
Promotion and advertising	514	451	63	14
Directors' fees	529	489	40	8
Foundation donation and other contributions	1,863	1,628	235	14
Other expenses	3,460	2,126	1,334	63
Total noninterest expense	$41,480	$37,066	$4,414	12%

Noninterest expense for the first nine months of 2025 increased year-over-year, primarily due to higher salaries and employee benefits and other expenses, partially offset by a reduction in data processing and communication.

Salaries and employee benefits for the first nine months of 2025 increased $3.3 million, or 14%, primarily due higher staffing levels to support business growth, annual merit-based salary adjustments, and increased incentive compensation accruals.

Data processing and communication for the first nine months of 2025 decreased $786 thousand, or 48%, primarily due to contractual credits received following the conversion to a new core banking system in the fourth quarter of 2024. These savings are expected to continue in future periods, as the new system offers more cost-efficient processing capabilities. Management anticipates that data processing and communication expense will remain at a lower run rate, contributing to improved operating efficiency.

Other expenses for the first nine months of 2025 increased $1.3 million, or 63%, primarily due to higher credit-related expenses.

Income Taxes
Income tax expense was $3.0 million and $2.1 million for the third quarters of 2025 and 2024, respectively, and $7.2 million and $6.3 million for the first nine months of 2025 and 2024, respectively. The effective income tax rate was 30.7% and 28.3% for the third quarters of 2025 and 2024, respectively, 27.9% and 28.2% for the first nine months of 2025 and 2024, respectively. The increase in income tax expense for both periods were primarily driven by higher pre-tax income and a discrete revaluation of deferred tax assets, associated with the adoption of the California's single sales factor apportionment method and updated state tax apportionment methodology. These impacts were partially offset by favorable state apportionment adjustments.
We recorded net deferred tax assets of $12.1 million and $14.9 million as of September 30, 2025 and December 31, 2024, respectively. After evaluating all available positive and negative evidence, including recent financial performance, projected future taxable income, and tax planning strategies, we have concluded that it was more- likely-than-not that net deferred tax assets as of September 30, 2025, will be fully realized in future periods.

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

The following table summarizes the fair value of the AFS debt securities portfolio as of the dates presented:

	September 30, 2025			December 31, 2024			Ratings as of September 30, 2025 (1)
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Loss	Amortized Cost	Fair Value	Net Unrealized Loss	AAA/AA	A
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$36,864	$34,000	$(2,864)	$41,521	$37,076	$(4,445)	100%	—%
Residential collateralized mortgage obligations	172,696	161,230	(11,466)	160,187	143,041	(17,146)	100	—
Municipal securities - tax exempt	5,913	5,530	(383)	5,830	5,792	(38)	—	100
Total AFS debt securities	$215,473	$200,760	$(14,713)	$207,538	$185,909	$(21,629)	97%	3%

(1)Credit ratings are independent assessments of the credit quality of debt securities. The Company determines the credit rating of a debt security based on the lowest rating assigned by any of the nationally recognized statistical rating organizations (“NRSROs”) that have rated the security. Investment grade debt securities are those rated BBB- or higher (as defined by NRSROs), and are generally considered by the rating agencies and market participants to represent low credit risk. Ratings percentages are presented based on fair value.
AFS debt securities increased by $14.9 million, or 8%, to $200.8 million as of September 30, 2025 from December 31, 2024. This increase was primarily due to a $29.6 million of purchases in residential collateralized mortgage obligations during the third quarter of 2025 and a $6.9 million reduction in unrealized losses for the nine months ended September 30, 2025, partially offset by $21.7 million in paydowns of residential mortgage-backed securities and collateralized mortgage obligations.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, we expect full collection of the carrying amount of these securities, do not intend to sell the securities in an unrealized loss position, and believe it is more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for AFS debt securities, we did not have allowance for credit losses as of September 30, 2025 and December 31, 2024.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$18	2.09%	$641	2.26%	$16,084	2.28%	$20,121	2.15%
Residential collateralized mortgage obligations	—	—	79	1.86	1,582	1.54	171,035	3.36
Municipal securities - tax exempt	—	—	—	—	—	—	5,913	5.24
Total AFS debt securities	$18	2.09%	$720	2.21%	$17,666	2.22%	$197,069	3.29%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	September 30, 2025		December 31, 2024		Change
($ in thousands)	Amount	% of Total	Amount	% of Total	$	%
CRE	$1,092,808	51%	$980,247	50%	$112,561	11%
SBA—real estate	234,061	11	231,962	12	2,099	1%
SBA—non-real estate	22,150	1	21,748	1	402	2%
C&I	214,419	10	213,097	11	1,322	1%
Home mortgage	587,641	27	509,524	26	78,117	15%
Consumer and other	138	0	274	0	(136)	(50)%
Gross loans	2,151,217	100%	1,956,852	100%	194,365	10%
Allowance for credit losses	(27,299)		(24,796)		(2,503)	10%
Net Loans(1)	$2,123,918		$1,932,056		$191,862	10%

(1)Includes net deferred loan costs (fees) and net unamortized premiums (unaccreted discounts) of $(248) thousand and $(702) thousand as of September 30, 2025 and December 31, 2024, respectively.
Gross loans increased $194.4 million, or 10%, to $2.15 billion as of September 30, 2025 from December 31, 2024. The growth was primarily driven by new loan originations in CRE, home mortgage and SBA loans, partially offset by payoffs in CRE and home mortgage loans, SBA loan sales, and paydowns in CRE loans.
Our loan portfolio is concentrated in CRE, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 89% of our gross loans were secured by real property as of September 30, 2025, compared to 88% as of December 31, 2024.

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
Loans — CRE: Our CRE loans include both owner-occupied and non-occupied properties. We originate a mix of fixed- and adjustable-rate loans, with adjustable rates tied to the Wall Street Journal prime rate. As of September 30, 2025, our CRE loans totaled $1.09 billion, up from $980.2 million as of December 31, 2024. During the first nine months of 2025, we originated $208.4 million in new CRE loans. Approximately 80% of the CRE portfolio consisted of fixed-rate loans as of September 30, 2025, compared to 76% as of December 31, 2024. Our policy sets the maximum loan-to-value ("LTV") for CRE at 70%. Our weighted average LTV ratio was 49% as of September 30, 2025, compared to 54% as of December 31, 2024.
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
As of September 30, 2025, our SBA portfolio totaled $256.2 million, up from $253.7 million as of December 31, 2024. Of the total portfolio, $234.1 million was secured by real estate, while $22.2 million was either unsecured or secured by business assets. In comparison, as of December 31, 2024, $232.0 million was secured by real estate and $21.7 million was either unsecured or secured by business assets.
Loans — C&I: C&I loans totaled $214.4 million as of September 30, 2025, up from $213.1 million as of December 31, 2024.
Loans - Home Mortgage: We primarily originate non-qualified, alternative documentation single-family home mortgage loans through our retail branches and our correspondent lender network. Our primary loan product is a five-year or seven-year hybrid adjustable-rate mortgage, which reprices after the initial five- or seven-year lock period to a selected SOFR plus applicable margin. We also purchase residential mortgage loans from third-party originators based on the underwriting quality and file review as opportunities arise.
Home mortgage loans totaled $587.6 million as of September 30, 2025, up from $509.5 million as of December 31, 2024. During the first nine months of 2025, we originated $135.7 million in new home mortgage loans.
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
The allowance for credit losses on loans was $27.3 million as of September 30, 2025, an increase of $2.5 million from $24.8 million as of December 31, 2024. This increase was primarily driven by loan growth in CRE and home mortgage portfolios, which led to higher quantitative reserves and additional qualitative adjustments.

Analysis of the Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans by loan segments for the three and nine months ended September 30, 2025 and 2024:

	As of and for the Three Months Ended September 30,
	2025					2024
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries		Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
CRE	$8,970	$736	$—		$9,706	$7,926	$1,481	$—	$9,407
SBA—real estate	5,899	(13)	—		5,886	2,927	173	—	3,100
SBA—non- real estate	499	31	(25)		505	253	58	(5)	306
C&I	1,459	227	(168)		1,518	2,151	8	(31)	2,128
Home mortgage	9,459	225	—		9,684	9,499	(1,482)	2	8,019
Consumer	—	—	—		—	4	(4)	$—	—
Total	$26,286	$1,206	$(193)	(193)	$27,299	$22,760	$234	$(34)	$22,960
Gross loans					$2,151,217				$1,931,007
Average gross loans					$2,107,081				$1,891,157
Net charge-offs to average gross loans (1)					0.04%				0.01%
Allowance for credit losses to gross loans					1.27%				1.19%

	As of and for the Nine Months Ended September 30,
	2025				2024
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
CRE	$9,290	$465	$(49)	$9,706	$7,915	$1,492	$—	$9,407
SBA—real estate	5,557	742	(413)	5,886	1,657	1,509	(66)	3,100
SBA—non- real estate	418	103	(16)	505	147	149	10	306
C&I	1,844	(250)	(76)	1,518	1,215	944	(31)	2,128
Home mortgage	7,684	2,091	(91)	9,684	11,045	(3,026)	—	8,019
Consumer	3	(3)	—	—	14	(14)	$—	—
Total	$24,796	$3,148	$(645)	$27,299	$21,993	$1,054	$(87)	$22,960
Gross loans				$2,151,217				$1,931,007
Average gross loans				$2,060,389				$1,840,592
Net charge-offs to average gross loans (1)				0.04%				0.01%
Allowance for credit losses to gross loans				1.27%				1.19%

(1)    Annualized.

The following table presents an allocation of the allowance for credit losses on loans by portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024		Change
($ in thousands)	Amount	% to Total	Amount	% to Total	$	%
CRE	$9,706	35%	$9,290	38%	$416	4%
SBA—real estate	5,886	22	5,557	22	329	6%
SBA—non- real estate	505	2	418	2	87	21%
C&I	1,518	5	1,844	7	(326)	(18)%
Home mortgage	9,684	36	7,684	31	2,000	26%
Consumer	—	—	3	0	(3)	(100)%
Total	$27,299	100%	$24,796	100%	$2,503	10%

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
Nonperforming loans increased by $4.5 million, or 57% to $12.3 million as of September 30, 2025 from December 31, 2024. The increase was primarily driven by reclassifications of $3.4 million in SBA—real estate loans from performing loans and migrations of a $1.4 million in home mortgage loan from the 60 - 89 days past due category.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell at the time of acquisition, establishing a new cost basis. Subsequent declines in fair value are recognized through valuation allowance and charged to expense. During the third quarter of 2025, the Company recorded a decline of $392 thousand in the fair value of OREO balance to $845 thousand as of September 30, 2025 from $1.2 million as of December 31, 2024. Of this decline, $39 thousand was charged to expense, while the remaining $353 thousand, representing the SBA guaranteed portion, was recorded as a receivable. The OREO is secured by a mixed-use property in Los Angeles with 90% guaranteed by the SBA.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

			Change
($ in thousands)	September 30, 2025	December 31, 2024	$	% or Basis Point
Nonaccrual loans	$12,312	$7,820	$4,492	57%
Past due loans 90 days or more and still accruing	—	—	—	—%
Total nonperforming loans(1)	12,312	7,820	4,492	57%
OREO	845	1,237	(392)	(32)%
Total nonperforming assets	$13,157	$9,057	$4,100	45%

Nonperforming loans to gross loans	0.57%	0.40%	NA	17
Nonperforming assets to total assets	0.50	0.38	NA	12
Allowance for credit losses on loans to nonperforming loans	222	317	NA	(95)%

(1)Excludes guaranteed portion of SBA loans of $17.6 million and $16.3 million as of September 30, 2025 and December 31, 2024, respectively.
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

The following table show the composition of deposits by type as of the dates presented:

	September 30, 2025		December 31, 2024		Change
($ in thousands)	Amount	Percent	Amount	Percent	$	%
Noninterest-bearing demand	$543,972	24%	504,928	25%	$39,044	8%
Interest-bearing:
Money market and others	402,891	18	329,095	16	73,796	22%
Time deposits (greater than $250)	667,883	29	565,813	28	102,070	18%
Time deposits ($250 or less)	658,671	29	627,449	31	31,222	5%
Total interest-bearing	1,729,445	76	1,522,357	75	207,088	14%
Total deposits	$2,273,417	100%	$2,027,285	100%	$246,132	12%

The following tables set forth the maturity of time deposits as of September 30, 2025:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits (greater than $250)	$190,867	$281,670	$194,970	$376	$667,883
Time deposits ($250 or less)	236,668	194,941	225,702	1,360	658,671
Total time deposits	$427,535	$476,611	$420,672	$1,736	$1,326,554

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and CRE loans. As of September 30, 2025 and December 31, 2024, the Company had maximum borrowing capacity from the FHLB of $775.8 million and $677.0 million, respectively. We had borrowings from FHLB of $75.0 million and $95.0 million as of September 30, 2025 and December 31, 2024, respectively. The Company had estimated uninsured deposits of $1.13 billion, or 50% of total deposits, and $961.7 million, or 47% of total deposits, as of September 30, 2025 and December 31, 2024, respectively.
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
Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of September 30, 2025 and December 31, 2024:

			Change
($ in thousands)	September 30, 2025	December 31, 2024	$	%
Deposits	$2,273,417	$2,027,285	$246,132	12%
Deposits as a % of total liabilities	95%	94%	NA	1%
Loans, net	$2,123,918	$1,932,056	$191,862	10%
Loans-to-deposits ratio	93%	95%	NA	(2)%

In addition to deposits, we have access to various sources of wholesale funding, as well as borrowing capacity at the FHLB, Federal Reserve, and correspondent banks to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute the business strategy. Economic conditions and the stability of capital markets impact our access to and the cost of wholesale funding. Our access to capital markets is also affected by the ratings received from various credit rating agencies.
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of both September 30, 2025 and December 31, 2024. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $210.6 million and $215.1 million as of September 30, 2025 and December 31, 2024, respectively. The Federal Reserve discount window lines were collateralized by a pool of CRE loans and C&I loans totaling $288.7 million and $278.9 million as of September 30, 2025 and December 31, 2024, respectively. We had no borrowings outstanding with the Federal Reserve as of September 30, 2025 or December 31, 2024. Our borrowing on these lines of credits is based upon our eligible collateral and thus may fluctuate from time to time.
Based on the values of loans pledged as collateral, we had $430.9 million of additional borrowing availability with the FHLB as of September 30, 2025. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

Subsequent to September 30, 2025, in November 2025, the Company completed a private of $25.0 million principal amount of fixed-to-floating rate subordinated note due 2035 (the "Note"). The Note will mature on November 15, 2035. The Note will bear interest of a fixed rate of 7.50% per annum and payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2026. Thereafter, until maturity or earlier redemption, the Note will bear interest at a floating rate, reset quarterly, equal to the three-month term SOFR plus 411 basis points and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. The Note was designed to qualify as Tier 2 capital under applicable capital adequacy regulations. The Company intends to use the net proceeds for general corporate purposes, including without limitation, strengthening the regulatory capital of the Bank and supporting its growth.
We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of September 30, 2025 and December 31, 2024:

			Change
($ in thousands)	September 30, 2025	December 31, 2024	$	%
Liquid assets:
Cash and cash equivalents	$166,748	$134,943	$31,805	24%
AFS debt securities	200,760	185,909	14,851	8
Liquid assets	$367,508	$320,852	46,656	15%
Liquid assets to total deposits	16%	16%
Available borrowings:
FHLB	$430,887	$401,900	$28,987	7%
Federal Reserve Bank	210,584	215,115	(4,531)	(2)
Pacific Coast Bankers Bank	50,000	50,000	—	—
Zions Bank	25,000	25,000	—	—
First Horizon Bank	25,000	25,000	—	—
Total available borrowings	$741,471	$717,015	$24,456	3%
Total available borrowings to total deposits	33%	35%

Liquid assets and available borrowings to total deposits	49%	51%

In addition to contractual obligations, other commitments of us impact liquidity. These include unused commitments to extend credit, standby letters of credit and commercial letters of credit. Since many of these commitments expire without being drawn upon, and each customer must continue to meet the conditions established in the contract, the total amount of these commercial commitments does not necessarily represent the future cash requirements of us. Our liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of our lending activities. Information about our loan commitments, standby letters of credit and commercial letters of credit is provided in Note 8. Commitments and Contingencies, to the unaudited consolidated financial statements in this Report.

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
The table below summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2025 and December 31, 2024. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of September 30, 2025, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since September 30, 2025 that management believes would change this classification.

As of September 30, 2025	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$258,864	12.17%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	256,801	12.06	$170,292	8.00%	$212,865	10.00%	$223,508	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	232,277	10.92	N/A	N/A	N/A	N/A	N/A	N/A
Bank	230,193	10.81	127,719	6.00	170,292	8.00	180,935	8.50
CET1 capital (to risk-weighted assets)
Consolidated	232,277	10.92	N/A	N/A	N/A	N/A	N/A	N/A
Bank	230,193	10.81	95,789	4.50	138,362	6.50	149,005	7.00
Tier 1 leverage (to average assets)
Consolidated	232,277	9.01	N/A	N/A	N/A	N/A	N/A	N/A
Bank	230,193	8.93	103,146	4.00	128,932	5.00	103,146	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purpose.

As of December 31, 2024	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$244,659	12.60%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	242,966	12.50	$155,463	8.00%	$194,328	10.00%	$204,053	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	11.25	116,597	6.00	155,463	8.00	165,186	8.50
CET1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	11.25	87,448	4.50	126,313	6.50	136,035	7.00
Tier 1 leverage (to average assets)
Consolidated	220,390	9.27	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	9.20	95,055	4.00	118,819	5.00	95,055	4.00

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2025 and December 31, 2024 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
+300 basis points	(0.43)%	7.10%	(22.62)%	(21.91)%
+200 basis points	0.24	5.28	(11.28)	(11.24)
+100 basis points	0.16	2.80	(3.67)	(3.95)
-100 basis points	1.01	(2.04)	2.03	3.43
-200 basis points	4.30	(2.29)	(1.37)	1.76
-300 basis points	10.93	(1.05)	(8.37)	(3.20)

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we are subject to legal proceedings or claims. Management has reviewed all legal claims against us and possible loss contingencies, and does not expect the liabilities associated with pending claims to be material to any of the consolidated financial statements.
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

Our business is highly dependent on the collection, storage, transmittal, sharing, processing and retention of information about our customers and employees. To accomplish these activities, we rely heavily upon electronic infrastructure that we own or that we obtain via license or other contractual arrangements with third parties. These technologies affect, among other things, our customers’ ability to access and transfer funds, initiate and pay loans and leases, communicate with our customer service teams, and engage in a variety of other activities that form the foundation of modern financial services businesses. Likewise, our employee data and related technologies allow us to communicate with our employees, compensate our staff, maintain timekeeping, payroll and benefits records, and comply with an increasingly complex web of labor and employment laws and regulations. The loss, interruption or disruption of these systems may damage our relationships with customers and correspondingly may harm our reputation. Compromises or interruptions in our employment-related systems may cause challenges in our relationships with our employees, upon whom we are heavily dependent in the conduct of our business and the development and maintenance of our relationships with customers and prospective customers, and in certain circumstances may expose us to liabilities under certain federal and state employment laws.

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

Notwithstanding these investments, cybersecurity measures are, by their nature, largely reactive, and threats are constantly evolving. We expect that the development of AI-based technologies will accelerate both the number and the sophistication of these threats. We routinely experience attempts to exploit our networks and systems, and we must continue investing in increasingly advanced (and concomitantly expensive) technology to counteract these threats. Further, if our systems cannot timely detect and mitigate vulnerabilities, or cannot promptly respond to threats, we may experience damage to or interruptions in the availability of our computer networks, or we may experience a loss of data, unauthorized use or disclosure of customer information, or a loss of customer funds as a result of unauthorized access to customer accounts. Likewise, breaches of our payroll, benefits, and other employee-related systems may give rise to liability under employment and privacy laws and may damage our relationships with our employees. Further, we may have a limited ability to enforce warranties, indemnities or other remedies against the providers of these systems in the event we incur a loss.

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

We depend to a significant extent on relationships with third-party service providers. Specifically, we utilize third-party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third- party service providers. These types of third-party relationships are subject to increasingly demanding regulatory requirements that require us to maintain and continue to enhance our due diligence and ongoing monitoring and control over our third-party vendors. We may be required to renegotiate our agreements to meet these enhanced requirements, which could increase our costs or which may be impracticable. If our service providers experience difficulties, fail to perform accordingly to expectation, or terminate their services and we are unable to replace them, our operations could be interrupted. It may be difficult for us to timely replace some of our service providers, which may be at a higher cost due to the unique services they provide. A third-party provider may fail to provide the services we require, or meet contractual requirements, comply with applicable laws and regulations, or suffer a cyberattack or other security breach. Further, many of our agreements with these providers limit our ability to recover for even negligent actions that may result in customer losses or regulatory actions. Regulatory requirements typically apply to financial institutions rather than to the service providers, and we expect that our regulators would hold us responsible for deficiencies of or failures by our third-party relationships which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, or client remediation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Adverse conditions in Asia and elsewhere could adversely affect our business.

Although we believe we have minimal direct exposure to economic conditions in South Korea and other countries in Asia, many of our customers maintain significant investment, business, and other ties to the region. As a result, we are still likely to feel the effects of adverse economic and political conditions in South Korea and Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in that region. U.S. and global economic policies, military tensions in North Korea, and unfavorable global economic conditions may adversely impact the South Korean and other Asian economies. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. A significant deterioration of economic conditions in Asia, and in South Korea in particular, could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. For example, among other things, we may experience increased credit risk or increased deposit withdrawal demands as a result of transfer risk if our clients with strong financial ties to Asia are unable to obtain the foreign exchange needed to meet their obligations or to provide liquidity. .

Increasing challenges in credit markets and the effects on our current and future borrowers have adversely affected, and in the future may adversely affect, our loan portfolio and may result in losses or increasing provision expense.

Although the Federal Reserve Open Markets Committee (commonly referred to as “the Fed”) has recently made modest incremental reductions in benchmark interest rates, the current interest rate environment remains significantly elevated from that of the recent past, and recent indications as of the date of this report are that further reductions are uncertain as to both timing and degree. Interest rates affect both our ability to reprice variable-rate loans and to originate new fixed-rate loans, and in times of significant uncertainty about interest rates, such as the present, clients and prospective investors often reduce their borrowing levels, which tends to have a deflating effect on our outstanding loan balances and thus on our interest income.

Although the Fed has indicated in recent public statements that economic conditions appeared to have stabilized, the committee has made only limited downward adjustments to benchmark rates, and, and, as a result, we are unable to predict changes in future interest rates. Further, even if further adjustments are made, the effect on overall markets remains uncertain. If rates resume increasing, or if they continue to remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans or, may defer additional borrowing decisions pending the resolution of both the political and market uncertainties.

Changes in interest rates also can affect the value of loans, investment securities and other assets head in our portfolio or originated for sale. For example, rising interest rates would result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in accumulated other comprehensive income and would reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios. However, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

To the extent interest rates remain relatively elevated, or if economic conditions affecting our borrowers worsen, our allowance for credit losses and related provision could be negatively impacted, which would result in a reduction in net income for the corresponding period, or in some cases we may experience losses in excess of established reserves, which would adversely affect our net income, common equity, and regulatory capital ratios. At the same time, relatively elevated rates (whether because rates are stabilized at current levels or because rate reductions are slower or smaller) may reduce demand and thus adversely affect our interest earning assets. Either of these outcomes, alone or in combination with other factors, may have a material adverse effect on our results of operations.

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

As of September 30, 2025, approximately 89% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly and rapidly as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Moreover, a substantial portion of the collateral underlying our real estate loans is located in the Los Angeles Metropolitan Area, which is subject to elevated risk of loss from fire, earthquakes, flooding and other nature disasters. These events and any declines or losses that result from could have a material adverse effect on our business, financial condition and results of operations.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of September 30, 2025, we had $1.56 billion of commercial loans, consisting of $1.09 billion of CRE loans, $256.2 million of SBA loans, and $214.4 million of C&I loans, including trade finance loans, for which real estate is not the primary source of collateral. Commercial loans represented 73% of our total loan portfolio as of September 30, 2025. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly CRE loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable and inventory may become obsolete or otherwise unsalable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

Our operations and financial performance may be adversely affected by a prolonged or recurring shutdown of the U.S. federal government.

The ongoing shutdown of the United States federal government may have an adverse impact on our customers, who may, in certain instances, be dependent upon contracts with federal agencies, federal grants, or other sources of revenue or income from the government. This could adversely affect those clients’ ability to perform in accordance with the terms of their loans or increase customers’ need for deposit withdrawals. Additionally, the processing of government-backed mortgages and other loans may be delayed in ways that may delay our recognition of income from loans currently being processed. In particular, the SBA, which is not classified as an essential agency during a shutdown, typically suspends the processing and approval of new loans under its core programs, including the 7(a) and 504 loan programs. During such shutdown, SBA loan applications are placed on hold, and no new loan authorizations or loan numbers are issued. This suspension can delay the closing of SBA- guaranteed loan, disrupt funding timeline, and create uncertainty for borrowers and lenders. While we continue to process and underwrite SBA loan applications internally, final approvals and disbursements are contingent upon SBA system availability. The duration and frequency of government shutdowns remain unpredictable, and extended disruptions could materially impact our business, financial condition, and results of operations.

Risks Related to our Management and Employees

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Further, we believe that our focus on particular aspects of our communities, including the Korean culture and language and our Christian leadership principles, would call for any replacements to embody these same traits, which may make it more difficult to replace management team members and other employees who leave the Company or who retire. Beginning in August 2024, we announced a leadership transition plan, which has progressed satisfactorily to date. As part of this plan, the Company completed the retirement of its Chair of the Board and Chief Executive Officer with a new Chief Executive Officer assuming the role, and our retiring Chief Executive Officer assuming the role of Chair of the Board, effective July 2025. Additionally, new appointments for Chief Operations Officer and Chief Financial Officer resulted from internal promotions in recent months, in alignment with the transition strategy. Although most of the individual successors have many years of experience with the Company and the Bank, each of them has transitioned to new roles. We cannot predict whether any or all of these changes will be successful or that we will be able to recruit additional qualified personnel as our business continues to evolve. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining talent may continue to increase. We need to continue to attract and retain key employees and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to compete effectively for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings. The loss of the services of any senior executive, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of paramount importance. If one or more of our employees were to engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our customers and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective, and in some circumstances could result in financial losses or losses of protected information concerning our customers. These circumstances may jeopardize our reputation with the affected customers or, in certain situations, may result in a public erosion of confidence in our Bank or in our management team. Moreover, may types of employee misconduct can expose us to regulatory sanctions such as fines, regulatory orders, and restrictions on our operations. Public disclosure of such events also may affect our ability to attract new customers or to maintain positive relationships with existing customers. Employee misconduct is not always insured, and certain types of conduct are not insurable. Even where insurance is in force, the results may exceed the scope or financial limits of our insurance coverage, Substantial losses as a result of employee misconduct could have a material adverse effect on our business, financial condition and results of operations.

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

Nonperforming assets consist of nonaccrual loans and OREO. As of September 30, 2025, total nonperforming assets were $13.2 million or 0.50% of total assets. This amount includes $12.3 million in nonaccrual loans and $845 thousand in OREO.

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

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance, which reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses was $27.3 million, or 1.27% expressed as a percentage of loans, as of September 30, 2025. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a provision for credit losses on loans of $1.2 million and $3.1 million for the three and nine months ended September 30, 2025. The processes we use to estimate the allowance for credit losses on loans and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical models which takes into account known risks, composition and growth of the loan portfolio and economic forecasts. These models may not be accurate, particularly in times of market stress, unforeseen circumstances or due to flaws in the model’s design or implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining the allowance for credit losses on loans are inadequate, the allowance for credit losses on loans may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.

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

We grew our consolidated assets to $2.61 billion as of September 30, 2025 from $2.37 billion as of December 31, 2024. Our deposits have grown to $2.27 billion as of September 30, 2025 from $2.03 billion as of December 31, 2024. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends. To support our growth strategy, we recently expanded our geographic footprint by opening a new branch in Garden Grove, California in July 2025. However, our efforts to establish new locations may prove less successful or more expensive than we have estimated, and in certain cases could materially and adversely affect our results of operation or our financial condition.

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

We face significant capital and other regulatory requirements as a financial institution. Although management believes that the Company has sufficient capital to fund operations and growth initiatives for at least the next twenty-four months based on our estimated future operations, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. For example, on November 7, 2025, shortly after the period covered by this report, we raised $25 million in addition capital upon the issuance of 7.50% fixed-to-floating subordinated note. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise additional capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. We, therefore, may not be able to raise additional capital in the amounts needed or on terms acceptable to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or repurchase activities during the quarter ended September 30, 2025.
Item 5. Other Information

None of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the repurchase or sale of the Company's securities during the quarter ended September 30, 2025.

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

OP Bancorp

Date: November 7, 2025	By:	/s/ Sang K. Oh
Sang K. Oh President and Chief Executive Officer (Duly Authorized Officer)

Date: November 7, 2025	By:	/s/ JAEHYUN PARK
Jaehyun Park Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)