Form 10-K
period 2025-12-31
OP Bancorp
filed 2026-03-13
CIK 1722010

two 1531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the common stock as of June 30, 2025 was $157,990,000. The number of shares outstanding of the Registrant’s Common Stock as of February 27, 2026 was 14,890,702. Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain matters set forth herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements that are not statements of historical fact are forward-looking. Forward-looking statements in this Annual Report on Form 10-K ("this Form 10-K") include comments about OP Bancorp's (referred to herein on an unconsolidated basis as "OP Bancorp" and on a consolidated basis as the "Company", "we", "us", or "our") current business plans and expectations regarding future operating results, as well as management’s statements about expected future events and economic developments, plans, strategies and objectives. All such statements reflect the current intentions, beliefs and expectations of the Company’s executive management based on currently available information and current and expected market conditions. Forward-looking statements can sometimes be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. However, not all statements can readily be identified by this accompanying language, and readers should consider the context to assess whether a statement is historical or forward looking. Readers should not construe these statements as assurances of a given level of performance, or as promises that we will take the actions our management currently expects.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected, or that could cause us to change plans or strategies or otherwise to take actions that differ from those we currently expect. The known risks and uncertainties that may have these effects are described in Part I, Item 1A, of this Form 10-K, and in our other filings with the Securities and Exchange Commission. You should read all forward-looking statements in the context of the foregoing and should not consider them to be reliable predictions of future events or as assurances of a particular level of performance or intended course of action. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
Item 1. Business.

Overview

Founded in 2005 as First Standard Bank, and rebranded as Open Bank in 2010, we formed OP Bancorp as our holding company in 2016. OP Bancorp, headquartered in Los Angeles, California, operates its commercial community banking activities through Open Bank ("Open Bank" or the "Bank"), our wholly owned banking subsidiary. We provide commercial banking services to small and medium-sized businesses, their owners, and retail customers, with a focus on the Korean-American community. We currently operate twelve full service branches: nine branches across Los Angeles and Orange Counties in California, as well as one branch each in Santa Clara, California; Carrollton, Texas; and Las Vegas, Nevada. Additionally, we maintain five loan production offices located in Pleasanton, California; Atlanta, Georgia; Aurora, Colorado; Lynnwood, Washington; and Fairfax, Virginia. Substantially all our business activities are conducted through the Bank.

We provide our customers with a high degree of service, convenience and the financial products we believe they need to achieve their financial objectives, by offering a customer-oriented product mix, competitive pricing, and convenient locations. Our lending activities are diversified and include commercial real estate ("CRE"), commercial and industrial ("C&I"), Small Business Administration (“SBA”), home mortgage, and consumer loans. We generally lend in markets where we have a physical presence through our branch and loan production offices. We attract retail deposits through our branch network which offers a wide range of deposit products for business and consumer banking customers. We offer a multitude of other banking products and services to our customers to complement our lending and deposit business.

We have a strong, values-based corporate culture rooted in personal community-based relationship banking that permeates throughout our entire organization. We strive to provide quality customer service that exceeds our customers’ expectations. We also heavily invest in the Korean-American communities through our annual contributions to the Open Stewardship Foundation. We believe that our customers value a banking partner that is knowledgeable about their business needs with a willingness and commitment to reinvest in their communities. We assure our customers that banking with us indirectly provides them an opportunity to contribute to their community. We believe our strategic approach creates opportunities for expanding our banking relationships with new and existing customers who value personalized attention, local decision making and view us as an alternative to larger, more consolidated Korean-American financial institutions.

We established the Open Stewardship Foundation in 2011 to actively support civic organizations, schools and other eligible charitable non-profit organizations that provide public benefit services in the communities we serve. The Foundation operates through a board of directors that includes individuals who are members of our board of directors and executive management team, including our President and Chief Executive Officer and our Chairman of the Board. The Foundation board of directors reviews and approves award grants. We have committed to contribute annually 10% of our consolidated net income after taxes to the Foundation. Since inception, we have donated approximately $22.1 million to the Foundation, supporting over 250 local non-profit organizations through December 31, 2025.

We plan to continue to leverage our experienced management team, our personal relationship, community banking focus in the Korean-American communities in which we serve, and our diversified lending approach to drive future organic growth. While other institutions frequently enter new geographies through acquisitions, we have grown our geographic footprint through de novo branches, while remaining true to our business model. Although our growth historically has been organic, we may in the future consider opportunistic strategic acquisitions to enhance our long-term growth strategy.

Competition

The banking and financial services industry in our primary markets in Southern California is highly competitive. Within the Korean‑American direct banking market, competition consists of a limited number of banks operating across varying asset sizes and ownership structures, most of which are California‑based. We also compete with other community and regional banks in our markets, including Chinese‑American and other

Asian‑American banks, where there is overlap in loan and deposit relationships. We pursue growth in these markets primarily through organic expansion and, where appropriate, strategic acquisitions.

In addition, we compete with a broad range of financial institutions and nonbank financial service providers, including large national and regional banks, savings institutions, credit unions, brokerage firms, mortgage companies, finance companies, insurance companies, and online‑focused financial services firms. Many of these competitors have greater financial resources, longer operating histories, higher lending limits, broader product offerings, and greater access to capital markets, which may allow them to offer more competitive pricing, expanded services, or enhanced delivery channels.

Competitive pressures are driven by industry consolidation, evolving regulatory requirements, technological innovation, and changing customer expectations. Customers increasingly demand multiple delivery channels and digital banking capabilities, intensifying competition from both traditional financial institutions and non‑depository providers. We compete primarily through relationship‑based banking, deep knowledge of the communities we serve, responsive decision‑making, disciplined risk management, and a scalable operating platform designed to support growth while maintaining asset quality and operational efficiency.

Deposit Products

We offer traditional retail deposit products through our branch network, along with online and mobile banking access. Our deposit offerings include demand, savings, money market, and time deposit accounts designed to serve our broad customer base. Core deposits are an important source of funding for our lending activities, and we strive to maintain a balanced and diversified deposit mix through competitive pricing, convenient branch locations, and relationship‑based service. We supplement core deposits with wholesale funding, including brokered deposits, as needed. We also employ conventional marketing initiatives and leverage our community involvement to attract and retain customers. In many cases, we require borrowers to maintain deposit relationships. For additional information on our deposits, see Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Financial Condition — Deposits and Other Sources of Funds and Note 7. Deposits to the Consolidated Financial Statements in this Form 10-K.

Lending Activities

Our principal business is commercial and consumer lending focused on businesses and individuals located primarily in Southern California. Our lending strategy emphasizes a diversified loan portfolio by borrower type, loan product, industry, and geography, with a focus on high‑quality credits originated within our market areas. We seek to meet the credit needs of small‑ and medium‑sized businesses, professionals, and individuals in the communities we serve.

Our loan products include CRE loans, SBA loans, C&I loans, mortgage warehouse lines of credit, residential mortgage loans, and unsecured consumer loans. CRE loans are generally secured by first liens on income‑producing or owner‑occupied properties. C&I loans are typically secured by business assets and, where appropriate, personal guarantees. SBA lending primarily consists of SBA 7(a) and SBA 504 loans for working capital, business expansion, and owner‑occupied real estate. Residential mortgage lending includes adjustable‑rate loans for owner‑occupied and non‑owner‑occupied properties, while consumer lending consists primarily of unsecured lines of credit and term loans to high‑net‑worth individuals.

Lending activities are primarily originated through our relationship‑based banking model, including our branch network, experienced commercial bankers, loan production officers, and specialized lending teams. SBA loans are originated through our dedicated SBA Loan Department, supported by our status as an SBA Preferred Lender, and through a combination of internal staff and third‑party brokers. Residential mortgage loans are originated through our retail branches, correspondent relationships, and selective purchases from third‑party originators. Mortgage warehouse lines of credit are extended to non‑bank mortgage originators to finance short‑term residential mortgage production.

We manage credit risk through centralized credit policies, disciplined underwriting standards, defined approval authorities, ongoing portfolio monitoring, and independent loan review. When individual credit exposures exceed regulatory lending limits or concentration thresholds, we may sell loan participations to other financial institutions to manage risk and meet customer borrowing needs.

For additional information on our loan portfolio, see MD&A. Financial Condition — Loans and Note 3. Loans and Allowance for Credit Losses on Loans to the Consolidated Financial Statements in this Form 10-K.

Investment Activities

We manage our securities portfolio and cash with a goal of maintaining adequate liquidity and preserve principal, with a secondary focus on yield. The portfolio is used to balance sheet liquidity, diversify asset quality, and manage interest rate risk in accordance with established policies.

Coexistence Agreement between the Bank and Open Bank S.A.

We have not registered the trademark “Open Bank” under the trademark laws of the United States. Open Bank, S.A., a corporation organized and existing under the laws of Spain with its principal office located in Ciudad Grupo Santander, Av. Catabria Boadilla del Monte Madrid Spain (“Open Bank S.A.”) originally registered the trademark “Open Bank” (U.S. Registration No. 3397518) in 2008 with the United States Patent and Trademark Office. Open Bank S.A. provides financial services in Spain and solicits financial services in the United States through the internet. Open Bank S.A. is operating through Santander and is using the Santander license to engage in banking in the United States. In February 2014, we entered into a Coexistence Agreement with Open Bank S.A. (the “Coexistence Agreement”), under which both parties agreed that we may use the name “Open Bank” in connection with banking and banking related services in the state of California and the cities of New York, Dallas, Atlanta, Chicago, Seattle and Fort Lee, New Jersey (the “Permitted Markets”). We agreed to limit all of the Bank’s marketing, advertising, publicity, soliciting and or media efforts using the “Open Bank” name to primarily the Korean-American community in the Permitted Markets. However, we have the right under the Coexistence Agreement to market through the internet. The Coexistence Agreement states that these limitations are not intended to mean that we should in any way engage in discriminatory tactics or policy or in any way discriminate against non-Korean-American customers or potential customers. Under the Coexistence Agreement, Open Bank S.A. retains the right to use and market its services in relation to its registered trademark in any state or territory in the United States. We further agreed not to challenge Open Bank S.A.’s trademark registration or any future applications by Open Bank S.A. The Coexistence Agreement has no termination date and is perpetual. If Open Bank S.A. decides to become a licensed bank in California or in any of the other Permitted Markets, depending on its business and marketing plan, there could be confusion created by the use of the name “Open Bank,” which could have a material adverse impact on our ability to build its brand in the Permitted Markets. In addition, if Open Bank S.A. were to assert that we breached the Coexistence Agreement, Open Bank S.A. could file for an injunction, seek to have the Bank change its name or seek monetary damages, any of which could have a material adverse impact on our financial condition and results of operations. There are no approval rights of either party for any of the actions or no actions that either party may take under the Coexistence Agreement. To our knowledge Open Bank S.A. has not initiated any business or marketing activities in the United States other than through its website.

Human Capital Resources: Our Focus on Relationships

Our vision is to be known as a faith-based community bank focused on relationship banking. We have invested in developing a distinct corporate culture guided by a core set of values that arise directly from this vision. These values underlie everything we do, including the way we engage with customers and vendors, collaborate with colleagues, do business and manage our resources. Our values are fostered by stewardship, integrity, teamwork, and excellence. We believe our commitment to our communities, culture and quality of our people have been catalysts of our success and will continue to propel our future.

We aim to recruit, train, incentivize and retain a workforce that embraces our culture and values beginning with our hiring process and flowing throughout our organization. We also believe that our overall capabilities, culture and opportunities for career growth will allow us to continue to attract talented and entrepreneurial commercial and retail bankers from larger financial institutions.
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

We support employees’ personal ambitions and professional development by providing on-the-job training and educational assistance, including reimbursement for eligible expenses associated with attending trainings and educational programs. We developed these components to recruit, retain, and reward top talent and remain an employer of choice by employees. We believe that our culture and values are among the attributes that our prospective employees find most attractive, and that these traits permeate throughout our organization and allow us to recruit talented individuals in ways that larger, less personalized financial institutions cannot.

As of December 31, 2025, we had 249 full-time equivalent employees, compared with 231 full-time equivalent employees as of December 31, 2024.

We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Available Information

Our executive office is located at 1000 Wilshire Boulevard, Suite 500, Los Angeles, California 90017, and our main telephone number is (213) 892-9999. Our website, www.myopenbank.com, includes an investor relations section accessible at http://opbancorp.q4ir.com, where we make available, free of charge, our annual, quarterly, and current reports filed under the Securities Exchange Act of 1934, as well as proxy statements and any amendments to those filings, as soon as reasonably practicable after they are filed with or furnished to the SEC. We also post on our website the charters of our Board committees, our Code of Business Conduct and Ethics, and other corporate governance materials. We also make available summaries of Section 16 filings made by our directors and officers. Information on or accessible through our website is not incorporated by reference into this report or into our other filings with the SEC except to the extent explicitly stated therein. Shareholders may also request a free copy of any of the above-referenced reports and corporate governance documents by contacting us at the address or telephone number provided, or by emailing IRSupport@myopenbank.com.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and certain of their affiliates. These laws are intended primarily to protect the Federal Deposit Insurance Corporation ("FDIC")’s Deposit Insurance Fund ("DIF") and bank customers rather than shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks and bank holding companies may make, their reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the acceptance and management of risk, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

With respect to the OP Bancorp, we are regulated and examined by the California Department of Financial Protection and Innovation (“DFPI”) and the Federal Reserve Bank of San Francisco. Open Bank files reports with and is examined by the FDIC and the DFPI. In addition to banking and financial institutions laws and regulations, we are subject to a broad swath of other regulatory frameworks applicable to public companies generally, including federal and state tax laws, accounting rules developed by the Financial Accounting Standards Board (“FASB”), and federal and state securities laws. These statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of OP Bancorp and its subsidiary, the Bank. This section briefly summarizes of the most significant aspects of applicable banking laws and regulations, but the implications and effects of these laws and regulations upon our business is far too extensive to be described completely, and readers should refer to Item 1A. Risk Factors in this Form 10-K for certain effects of these laws and regulations that may have a particular effect on our assets, results of operations and financial condition. We have not attempted to summarize laws of general applicability, such as corporate, tax, securities and accounting regulations, or other laws, such as employment laws, that may also have a material impact upon our business.

This supervisory and regulatory framework subjects banks and bank holding companies to periodic examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. Regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. Regulators can, among other things, challenge a bank's classification of loans or collateral support, may require an increase in reserves, may prohibit or restrict certain types of deposit-gathering, and take other actions that may affect an institution's profitability. Further, federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The DFPI also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to OP Bancorp and its subsidiary, the Bank. It does not describe all of the applicable statutes, regulations and regulatory policies, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

Regulatory Capital Requirements

The Bank is subject to a comprehensive capital framework (the “Capital Rules”) adopted by Federal banking regulators (including the Federal Reserve and the FDIC), and similar rules will apply to OP Bancorp once its total assets exceed $3 billion or if it engages in certain types of activities. The Capital Rules implement the Basel III framework for strengthening the regulation, supervision and risk management of banks, as well as certain provisions of the Dodd-Frank Act. The Capital Rules generally recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the institution exercises a one-time irrevocable option to exclude certain components of AOCI. We exercised the opt-out election regarding the treatment of AOCI in part to avoid significant variations in our capital levels resulting in changes in the fair market value of our available-for-sale ("AFS") debt securities portfolio as interest rates fluctuate. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for credit losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.

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

To be adequately capitalized, both OP Bancorp and the Bank are required to have a common equity Tier 1 capital ratio of at least 4.5% or more, a Tier 1 leverage ratio of 4.0% or more, a Tier 1 risk-based ratio of 6.0% or more and a total risk-based ratio of 8.0% or more. In addition to the preceding requirements, both OP Bancorp and the Bank are required to maintain a “conservation buffer” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the required minimum levels. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

The Capital Rules determine how certain capital elements are assessed, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. The Capital Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes OP Bancorp) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.

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

OP Bancorp

General. As a bank holding company, we are subject to regulation, supervision and periodic examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the DFPI in accordance with the California Financial Code. OP Bancorp is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require. In accordance with Federal Reserve laws and regulations, OP Bancorp is required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where it might not otherwise do so.

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

Source of Strength Doctrine. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Dodd-Frank codified this policy as a statutory requirement. OP Bancorp is required to act as a source of strength to the Bank and to commit capital and financial resources to support the Bank, including at times when it may not be in a financial position to do so. OP Bancorp must stand ready to use its available resources to provide adequate capital to the Bank during periods of financial stress or adversity. OP Bancorp must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting the Bank. OP Bancorp’s failure to meet its source of strength obligations may be construed as an unsafe and unsound practice, a violation of the Federal Reserve’s regulations, or both. The source of strength doctrine most directly affects bank holding companies whose subsidiary bank fails to maintain adequate capital levels. In such situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to its subsidiary bank are statutorily subordinate in right of payment to deposits and to certain other indebtedness of the bank. In the event of a bank holding company’s bankruptcy, its commitment to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Dividend Payments, Stock Redemptions and Repurchases. In addition to the requirements of the California Corporations Code, which imposes certain solvency tests and board-level approval requirements, the Federal Reserve may require a bank holding company to eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Capital Rules also require that a holding company seeking to pay dividends must maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer. See Supervision and Regulation — Regulatory Capital Requirements in this Form 10-K.

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

Open Bank

General. The Bank is a California state-chartered commercial bank. The Bank's deposit accounts are insured by the FDIC through the DIF to the maximum extent permitted under applicable federal law and FDIC regulations. The Bank is not a member of the Federal Reserve System. As a California-chartered nonmember bank, the Bank is subject to examination, supervision, and regulation by the DFPI, its chartering authority, and by the FDIC.

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institutions is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. For additional information regarding the ratios used to assess an institution's capital adequacy, as well as the Bank's capital ratio as of December 31, 2025 and 2024, see Item 7. MD&A - Capital Requirements and Note 16. Regulatory Capital Matters to the Consolidated Financial Statements in this Form 10-K.

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

Tie in Arrangements. Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie in arrangements in connection with the extension of credit. For example, the Bank may not extend credit, lease or sell property, furnish any services, fix or vary the consideration for any of the foregoing on the condition that: (i) the client must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services; (ii) the client must obtain or provide some additional credit, property or service from or to OP Bancorp or Open Bank; or (iii) the client must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Deposit Insurance. The Bank is a member of the DIF administered by the FDIC, which insures client deposit accounts. The amount of federal deposit insurance coverage is $250,000 per depositor, for each account ownership category at each depository institution. The $250,000 amount is subject to periodic adjustments. In order to maintain the DIF, member institutions are assessed insurance premiums based on an insured institution’s average consolidated total assets less its average tangible equity capital.

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

Dividend Payments. OP Bancorp has paid a quarterly dividend to our shareholders every quarter since 2019. The primary source of funds for OP Bancorp is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DFPI and the Bank’s shareholders (i.e., OP Bancorp) in connection with a reduction of its contributed capital.

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

Cybersecurity. Federal bank regulatory agencies have increased their focus on cybersecurity through guidance, examination and regulations. Financial institutions are required to design and maintain multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risk posed by compromised customer credentials and include security measures to authenticate customers accessing internet-based services of the financial institution. The management of a financial institution is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

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

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, including California, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states, including California, have also recently implemented or modified their data breach notification and data privacy requirements, and to expand both civil and enforcement liabilities for financial institutions that experience certain types of breaches. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California where many of our customers are located.

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
Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Form 10-K and other documents we file with the SEC. The following risks and uncertainties described below are those that we have identified as material. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face. Additional risks and uncertainties not presently known to us, or that we may currently view as not material, may also adversely impact our business, financial condition, and results of operations.

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

Our operations could be disrupted by our third‑party service providers, including risks arising from their use of artificial intelligence technologies, experiencing difficulty in providing their services, terminating their services, or failing to comply with banking regulations.

We depend to a significant extent on relationships with third‑party service providers. Specifically, we utilize third‑party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third‑party service providers. Certain of these third‑party service providers may incorporate or rely on artificial intelligence (“AI”), machine learning, automated decision‑making technologies or similar emerging technologies in the development or delivery of their products and services, including technologies that are evolving rapidly and for which regulatory expectations are continuing to develop. These third‑party relationships are subject to increasingly demanding regulatory requirements that require us to maintain and continue to enhance our due diligence, contractual controls, and ongoing monitoring and oversight of our vendors, including with respect to their information security practices, data governance, model risk management, operational resilience and compliance with applicable laws and regulations. The use of AI by our third‑party service providers may increase the complexity of these oversight obligations and may expose us to additional risks, including risks related to data privacy and security, model performance, bias or discrimination, explainability, intellectual property, and regulatory compliance. We may be required to renegotiate or modify our agreements to address these enhanced requirements or evolving supervisory expectations, which could increase our costs or may be impracticable. If our service providers experience operational difficulties, fail to perform in accordance with expectations, experience disruptions related to AI system failures or errors, suffer a cyberattack or other security breach, fail to comply with applicable laws or regulations, or terminate their services, and we are unable to replace them in a timely manner, our operations could be interrupted. It may be difficult for us to replace certain service providers promptly, particularly where the services involve specialized technologies or proprietary platforms, including AI‑enabled systems, and replacement services may be available only at higher cost or on less favorable terms.

In addition, many of our agreements with third‑party service providers limit our ability to recover damages, even for negligent actions that may result in customer harm, regulatory scrutiny, or enforcement actions. Regulatory requirements generally apply directly to financial institutions rather than to their service providers, and we expect that our regulators would hold us responsible for deficiencies in or failures of our third‑party relationships, including deficiencies related to the use of AI technologies by those providers. Such deficiencies could result in supervisory findings, enforcement actions, civil money penalties, litigation, customer remediation obligations, reputational harm, or other administrative or judicial penalties or fines, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Volatility and uncertainty in interest rates have adversely affected, and may continue to adversely affect, our loan portfolio, interest income, and financial condition, and may result in increased credit losses or higher provision expense.

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

Although the Fed has indicated in recent public statements that economic conditions appeared to have stabilized, the committee has made only limited downward adjustments to benchmark rates, and, as a result, we are unable to predict changes in future interest rates. Further, even if further adjustments are made, the effect on overall markets remains uncertain. If rates resume increasing, or if they continue to remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans or, may defer additional borrowing decisions pending the resolution of both the political and market uncertainties.

Changes in interest rates also can affect the value of loans, investment securities and other assets held in our portfolio or originated for sale. For example, rising interest rates would result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in accumulated other comprehensive income and would reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios. However, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

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

A federal government shutdown could adversely affect customers that depend on government contracts, grants, or other government-related revenue, which may impair their ability to service loans or increase deposit withdrawals. In addition, shutdowns may delay the processing of government‑backed loans and the recognition of related income. In particular, the SBA typically suspends approvals under its core programs, including the 7(a) and 504 programs, during a shutdown, delaying loan closings and creating uncertainty for borrowers and lenders. Although we may continue internal processing and underwriting, final approvals and disbursements depend on SBA system availability. The timing, duration, and frequency of government shutdowns are unpredictable, and prolonged disruptions could materially adversely affect our business, financial condition, and results of operations.

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

Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for credit losses, which could materially and adversely affect our business, financial condition and results of operations. For information about the average age of our loans, see MD&A. Financial Condition — Nonperforming Loans in this Form 10-K.

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

The recognition of gains on the sale of SBA loans and related servicing asset valuations is subject to significant assumptions and SBA lending exposes us to credit and repurchase risks.

Gains on the sale of SBA loans and the valuation of retained servicing rights and unguaranteed loan portions are based on assumptions regarding market conditions, prepayment rates, loan sale premiums, and origination costs. Errors in these assumptions could result in material revenue misstatements and adversely affect our business, results of operations, and financial condition, even though such valuations are subject to third‑party validation. We generally retain the non‑guaranteed portions of SBA loans, which carry higher credit risk than the guaranteed portions, and borrower financial difficulties could result in losses. In addition, when we sell the guaranteed portions of SBA loans, we make representations and warranties to purchasers and may be required to repurchase loans or indemnify purchasers if breaches occur, which could materially adversely affect our business, financial condition, and results of operations.

Risk Related to Our Deposits

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

We maintain an allowance for credit losses based on our estimate of current expected credit losses in our loan portfolio, which relies on analytical models incorporating portfolio composition, growth, economic forecasts, and other assumptions. These models involve significant judgment and may be inaccurate, particularly during periods of market stress, unforeseen events, or due to design or implementation limitations. If our models used for credit loss estimation, interest rate risk, asset‑liability management, or fair value measurements are inadequate, our allowance for credit losses may be insufficient, or the value of financial instruments may fluctuate unexpectedly, resulting in increased losses. In addition, we may not identify all deteriorating loans in a timely manner, and credit quality could decline more rapidly than anticipated, requiring additional provisions for credit losses. Regulatory review of our allowance and related valuations may also result in required adjustments. Any of these factors could materially adversely affect our business, financial condition, and results of operations.

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

The intellectual property rights to the use of our name “Open Bank” will continue to be one of the components of our strategy to build a relationship community bank focused on the Korean-American population base. We have not registered the trademark “Open Bank” under the trademark laws of the United States. Open Bank S.A. originally registered the trademark “Open Bank” (U.S. Registration No. 3397518) in 2008 with the United States Patent and Trademark Office. Open Bank S.A. provides financial services in Spain and solicits financial services in the United States through the internet. In February 2014, we entered into a Coexistence Agreement with Open Bank S.A. (the “Coexistence Agreement”), under which both parties agreed that we may use the name “Open Bank” in connection with banking and banking related services in the state of California and the cities of New York, Dallas, Atlanta, Chicago, Seattle and Fort Lee, New Jersey (the “Permitted Markets”).

We agreed to limit all of the Bank’s marketing, advertising, publicity, soliciting and or media efforts using the “Open Bank” name to primarily the Korean-American community in the Permitted Markets, however, we have the right under the Coexistence Agreement to market through the internet. The Coexistence Agreement states that these limitations are not intended to mean that we should in any way engage in discriminatory tactics or policy or in any way discriminate against non-Korean-American customers or potential customers. Under the Coexistence Agreement, Open Bank S.A. retains the right to use and market its services in relation to its registered trademark in any state or territory in the United States. The Bank further agreed not to challenge Open Bank S.A.’s trademark registration or any future applications by Open Bank S.A. The Coexistence Agreement has no termination date and is perpetual. If Open Bank S.A. decides to become a licensed bank in California or in any of the other Permitted Markets, depending on its business and marketing plan, there could be confusion created by the use of the name “Open Bank” which could have a material adverse impact on our ability to build our brand in the Permitted Markets. In addition, if Open Bank S.A. were to assert that we breached the Coexistence Agreement, Open Bank S.A. could file for an injunction, seek to have us change our name or seek monetary damages, all of which could have a material adverse impact on our financial condition and results of operations. There are no approval rights of either party for any of the actions or omissions that either party may take under the Coexistence Agreement.

To date we have not received notice that we are in breach of the Coexistence Agreement or that our business cannot be operated as currently conducted and as proposed to be conducted. It is our understanding that Open Bank S.A. has not undertaken any actions to engage in any business or marketing activities in the United States other than have through their website. However, the Coexistence Agreement restricts our potential geographic expansion beyond the Permitted Markets, which could affect our overall growth over the long term.

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

We face significant capital and other regulatory requirements as a financial institution. Although management believes that the Company has sufficient capital to fund operations and growth initiatives, we may need to raise additional capital in the future to business needs, growth, or regulatory requirements. Our ability to raise additional capital will depend on a number of factors, including market conditions, investor perceptions of the banking industry, regulatory environment, and our financial condition and operating performance. During 2025, the Company demonstrated access to the capital markets through the issuance of subordinated debt. However, there can be no assurance that additional capital will be available when needed or that such capital could be raised on terms acceptable to us. Any limitation on our ability to access the capital markets could adversely affect our financial condition, liquidity, results of operations, and ability to maintain regulatory capital compliance.

We are committed to contribute 10% of our consolidated after-tax net income to the Open Stewardship Foundation.

The Open Stewardship Foundation (“Foundation”) is our platform for our community outreach activities. We support the Foundation through our commitment formalized in the Bank’s bylaws to donate an amount equal to 10% of our consolidated after-tax net income to the Foundation, subject to legal and regulatory restrictions. This commitment, therefore, reduces our net income and our ability to build capital through our retained earnings.

Risks Related to Competition

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

Risks Related to Finance and Accounting

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

As a public company, we are required to maintain effective internal control over financial reporting and to assess, and obtain auditor attestation on, its effectiveness under Section 404 of the Sarbanes‑Oxley Act. We may identify control deficiencies that we are unable to remediate on a timely basis, and the testing and remediation of internal controls may divert management attention from other business priorities. If we are unable to conclude, or our independent auditor is unable to attest, that our internal control over financial reporting is effective, we may be unable to file timely and accurate reports with the SEC, face regulatory scrutiny, lose investor confidence, or experience a decline in the trading price of our common stock, any of which could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Legislation and Regulation

Federal and state regulators periodically examine our business, and adverse examination findings could materially affect our operations.

The Federal Reserve, the FDIC, and the DFPI regularly examine our business and compliance with applicable laws and regulations. If regulators determine that any aspect of our operations is unsafe, unsound, or noncompliant, they may impose corrective actions or enforcement measures, including capital requirements, growth restrictions, civil money penalties, or removal of officers or directors. In extreme circumstances, regulators could terminate deposit insurance or place us into receivership or conservatorship. Any such action could materially affect our business, financial condition and results of operations.

We are subject to extensive anti-money laundering laws, and failures to comply could result in significant penalties and reputational harm.

We are subject to the BSA, the USA PATRIOT Act. OFAC regulations, and related anti-money laundering requirements, which require us to maintain effective compliance program and reporting systems. If our policies, procedures, or controls are deemed inadequate, we could be subject to enforcement actions, substantial fines, restrictions on dividends or growth activities, and reputational harm, any of which could materially adversely affect our business, financial condition, and results of operations.

Privacy, information security and data protection regulations could increase our costs and limit our business activities.

We are subject to numerous federal and state privacy, data protection, and information security laws, including the Gramm-Leach-Bliley Act of 1999 and data breach notification requirements. Compliance with existing or future requirements may increase operational and technology costs and restrict how we collect, use, share, and safeguard customer and employee information. Failure to comply could result in regulatory investigations, litigation, fines, reputational damage, and other adverse consequences that could materially affect our business, financial condition and results of operations.
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

The provisions of our subordinated debt documents restrict our ability to pay dividends or repurchase our stock in certain circumstances.

On November 7, 2025, we issued a 7.50% fixed-to-floating subordinated note (“Note”) in the amount of $25.0 million. The Note matures on November 1, 2035 and the interest rate thereunder will reset to a floating rate as of November 1, 2030. The Note prohibits our payment of dividends or the repurchase of our capital stock at any time when an event of default has occurred and is continuing under the Note. Thus, at times when we are not in material compliance with the terms of the Note we will be required to suspend the payment of dividends and other distributions on our capital stock, and we may not engage in stock repurchase programs. These factors, alone or in combination with other events or circumstances, may adversely affect the price or trading volumes of our capital stock.

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

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other DIF or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.
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

We may change our dividend policy and/or share repurchase program at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends, as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends paid to holders of our common stock and the maintenance of share repurchase program.

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

The Capital Rules also introduced a new capital conservation buffer on top of the minimum risk-based capital ratios. Failure to maintain a capital conservation buffer above certain levels will result in restrictions on the Bank’s ability to make dividend payments, repurchases, redemptions or other capital distributions. These requirements, and any other new regulations or capital distribution constraints, could adversely affect the ability of the Bank to pay dividends to OP Bancorp and, in turn, affect our ability to pay dividends on our common stock.

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

Under the California Financial Code, no person shall, directly or indirectly, acquire control of a California state bank or its holding company unless the DFPI has approved such acquisition of control. A person would be deemed to have acquired control of OP Bancorp if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of OP Bancorp or (ii) to direct or cause the direction of the management and policies of OP Bancorp. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control OP Bancorp.

Federal regulators generally would prohibit any company that is not engaged in financial activities and activities that are permissible for a bank holding company or a financial holding company from acquiring control of OP Bancorp. “Control” is generally defined as ownership of 25% or more of the voting stock or other exercise of a controlling influence. In addition, any existing bank holding company would need the prior approval of the Federal Reserve before acquiring 5% or more of our voting stock. The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring control of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as OP Bancorp, could constitute acquisition of control of the bank holding company.

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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We believe our cybersecurity program is sufficient to protect our operating systems and our databases, including those containing client information and employee information, from known and reasonably expected risks, while promoting the timely detection of, and defense against, cyberattacks and other unauthorized access to our information technology (“IT”) systems. We maintain up-to-date information security and monitoring controls designed to mitigates cybersecurity risks while optimizing system utility; however, cyberattacks are becoming increasingly common, sophisticated, and destructive, and several large financial institutions have been successfully targeted in recent years, resulting in data loss, service disruptions, and reputational harms. To mitigate these risks, our Information Security Officer ("ISO") has primary responsibility for assessing, monitoring, and managing cybersecurity risks, including the detection of and response to identified threats and incidents, and reports regularly to our Board of Directors while overseeing policies and procedures intended to guard against, detect, and respond to potential breaches of our IT systems. The ISO has extensive cybersecurity program management experience, holds advanced academic and professional credentials, including a doctoral degree in information technology and cybersecurity and the Certified Information Systems Security Professional ("CISSP") certifications, and works jointly with the Chief Risk Officer, who chairs the Management Compliance and Risk Committee and has more than 20 years of compliance and risk management experience, to manage cybersecurity incident disclosures and related communication.

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management strategically throughout our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our procedures and security program are the guiding policies over our cybersecurity risk management. Additionally, our IT team uses the best currently available tools to help protect against cybercriminals. We leverage the latest encryption practices and cyber technologies on our systems, devices, and third-party connections and further review vendor encryption to ensure proper information security safeguards are maintained. Our employees are responsible for complying with our cybersecurity standards and complete training to understand the behaviors and technical requirements necessary to keep information secure.

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

Oversight of Third-party Risk

We also maintain a third party risk management program that applies to all third-party vendor relationships. Our Board of Directors has the ultimate responsibility for providing oversight for third-party risk management and holding management accountable. The Board provides clear guidance to regarding strategic goals and acceptable risk appetite with respect to third-party relationships. The Board reviews this policy on at least an annual basis to assure that we implement procedures and practices have been established by management. Our Chief Risk Officer is responsible for developing and implementing third-party risk management policies, procedures, and practices, commensurate with the Company’s strategic goals, risk appetite and the level of risk and complexity of its third-party relationships, and any potential changes in, this policy. The Company’s internal audit also assesses and reports to the Board concerning the appropriate frequency and scope of audits to examine the effectiveness of our third-party risk management program.

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

The ISO reports to the BRCC on the status and impact of any information security related developments and strategic initiatives, and depending on the severity of the situation, directly to the Board of Directors. In addition to regular meetings, the BRCC, the ISO, Chief Risk Officer, Chief Technology Officer, and Chief Executive Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks that we face, particularly as a financial institution. The Company’s Management Risk and Compliance Committee also reports directly to the BRCC regarding our risk management initiatives. The BRCC also receives quarterly reports from the Executive IT Committee and IT department in order to say informed on all aspects of cybersecurity risk affecting the Company.

Monitoring Cybersecurity Incidents

The Company utilizes various industry-leading systems to provide 24/7 threat detection and response capability, many of which provide proactive measures to shut threats down before they can harm the organization. Additionally, the Company’s incident response team periodically performs proactive measures, searching for potential indicators of threats, compromise, and bad actors on our network. Endpoint and network detection tools alert IT staff of security events that warrant further analysis. The ISO is kept abreast of all active investigations. If an incident is identified, we attempt to contain the threat is immediately, such as if systems could be taken offline to stop the spread of an attack. Eradication of an attacker’s artifacts, such as user accounts and malicious code, would then be performed. The Company maintains Business Continuity and Disaster Recovery plans, processes, and technology to restore systems affected by a cybersecurity incident. The ISO may determine that an incident has the potential to be materially relevant and would escalate that determination to the executive management, including Chief Executive Officer, Chief Risk Officer, Chief Technology Officer, Chief Financial Officer, and other leaders and advisors of the Company. In addition, we maintain insurance that we believe is customary against certain insurable cybersecurity risks. However, certain aspects of cybersecurity risks are not insurable, and the availability, extent, and cost of coverage may limit our recourse to these sources of risk mitigation.
Item 2. Properties.
Our principal office is located at 1000 Wilshire Blvd., Suite 500, Los Angeles, California 90017. The Company operates twelve leased full-service branches, five leased loan production offices, and one leased administrative office, and maintains its headquarters at a leased location. We believe our current facilities are adequate to support our operational needs.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The principal market on which our common stock is traded The Nasdaq Global Market under the symbol “OPBK.” As of February 27, 2026, there were 145 registered shareholders of our common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees.

Dividends

For the frequency and amount of cash dividends declared, see Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows.

For information on the dividend restrictions, see Item 1. Business — Supervision and Regulation — OP Bancorp — Dividend Payments, Stock Redemptions, and Repurchases and Regulation and Supervision of The Bank — Dividend Payments.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on the Securities Authorized for Issuance under the Company’s Equity Compensation Plan, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Note 12. Stock-Based Compensation to the Consolidated Financial Statements in this Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchase activities during the fourth quarter of 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained in this Report, and with the general description of our holding company, our subsidiary bank, and our business set forth in Part I. Item 1. Business above. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Part I, Item 1A. Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Our results of operations depend primarily on net interest income generated through Open Bank, which represents the interest we earn on loans and related products, reduced by the interest we pay on deposits and other borrowings. In addition to our net interest income, the Bank derives earnings from fee income we receive in connection with our deposits, and from gains on the sale and service of SBA loans. Our major operating expenses are the salaries and related benefits we pay our management and staff, and the rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities although, from time to time, we may rely on brokered deposits or other source or liquidity.

Current Developments

Interest Rate Environment

The Federal Reserve maintained the federal funds rate at 3.50% to 3.75% at its January 2026 meeting, following three consecutive reductions in late 2025. The decision reflects a labor market that has softened but stabilized in recent months, reducing the urgency for additional easing. At the same time, inflation remains above the Federal Reserve’s 2% objective, and recent readings have been affected by data distortions tied to the prior government shutdown. Policymakers signaled a shift to a wait‑and‑see approach as they assess the outlook for employment and inflation. The pause also occurs against a politically sensitive backdrop, with a new Federal Reserve Chair expected later this year; however, monetary policy decisions remain committee‑driven, limiting the potential for abrupt directional changes. The current rate environment continues to influence lending activity, deposit pricing, funding costs, and overall balance‑sheet management.

We believe we have responded effectively to the evolving dynamics of the banking environment and that we are well-positioned to do so in the future. Our ability to navigate recent challenges is largely attributable to the continued loyalty of our customers and the dedication and expertise of our employees and management team.

FDIC Inflation-based Adjustments

Effective January 1, 2026, amendments to the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) increased the asset‑size threshold for institutions subject to the audit and reporting requirements under Part 363. The FDIC has affirmed that institutions falling below a particular revised threshold as of the effective date are not required to comply with Part 363 requirements for any fiscal year still open prior to January 1, 2026, including 2025. Because the Bank was below the $5 billion total assets as of January 1, 2026, it is no longer required to obtain a Part 363 independent audit of internal control over financial reporting (“ICFR”) for the year ended December 31, 2025. However, as an accelerated filer, we remain subject to Section 404(b) of the Sarbanes‑Oxley Act, and therefore our ICFR continues to be subject to an annual auditor attestation under SEC rules. Management will continue to monitor our asset levels and regulatory status to assure compliance with applicable FDIC and SEC requirements.

Recent Changes to SBA Program Eligibility

On February 2, 2026, the SBA announced that, effective March 1, 2026, it eliminated a longstanding rule that, subject to certain restrictions, permitted SBA lending to borrowers that included equity ownership of up to 5% by noncitizens or non U.S.-resident aliens. The Company implemented this change in its SBA lending activities as of the effective date. Given that a substantial portion of our banking activities includes SBA lending, management has assessed the impact of this rule change on our lending operations, including sold loans and loans held-for-sale, and loans held-to-maturity, and has not identified a material adverse impact on those portfolios as of the date of this report.

Management continues to monitor the effect of the rule change on future SBA loan originations and customer relationships, including borrowers that were previously eligible under SBA loan programs. To date, the Company has not experienced, and does not currently expect, a material adverse effect on its SBA lending volume, asset quality, results of operations, or financial condition as a result of this regulatory update, and will continue to monitor developments in SBA program requirements and related federal policies as part of its ongoing regulatory compliance and risk management processes.

FINANCIAL REVIEW
Our MD&A reviews the financial condition and results of operations of the Company for 2025 and 2024. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. The page locations of specific sections and notes that we refer to are presented in the table of contents. To review our financial condition and results of operations for 2024 and a comparison between the 2024 and 2023 results, see Item 7. MD&A of our 2024 Form 10-K filed with the SEC on March 28, 2025, which discussion is incorporated herein by reference.

	Year Ended December 31,
($ in thousands, except share and per share data)	2025	2024
Income Statement Data:
Interest income	$150,328	$137,620
Interest expense	71,980	72,012
Net interest income	78,348	65,608
Provision for credit losses	3,580	2,757
Noninterest income	16,332	16,427
Noninterest expense	55,773	50,199
Income before income taxes	35,327	29,079
Income tax expense	9,692	8,010
Net income	25,635	21,069
Per Share Data:
Basic EPS	$1.72	$1.39
Diluted EPS	1.72	1.39
Book value per common share, at period-end	15.31	13.83
Shares of common stock outstanding, at period-end	14,889,540	14,819,866
Performance Ratios:
Return on average assets ("ROA")	1.01%	0.92%
Return on average equity ("ROE")	11.91	10.68
Yield on average total loans	6.49	6.63
Yield on average interest-earning assets	6.13	6.26
Cost of average interest-bearing liabilities	4.13	4.74
Cost of deposits	3.13	3.48
Net interest margin	3.19	2.99
Efficiency ratio(1)	58.91	61.19

(1)     Represent noninterest expense divided by the sum of net interest income and noninterest income.

	As of December 31,
($ in thousands)	2025	2024
Balance Sheet Data:
Gross loans	$2,193,669	$1,956,852
Allowance for credit losses on loans	27,975	24,796
Total assets	2,650,226	2,366,013
Total deposits	2,280,547	2,027,285
Shareholders’ equity	227,893	204,993
Asset Quality Data:
Nonperforming loans to gross loans	0.64%	0.40%
Allowance for credit losses on loans to nonperforming loans	199	317
Allowance for credit losses on loans to gross loans	1.28	1.27
Balance Sheet and Capital Ratios:
Gross loans to deposits	96%	97%
Noninterest-bearing deposits to deposits	23	25
Average equity to average total assets	8	9
Tier 1 leverage capital ratio	8.99	9.27
Common equity tier 1 capital ratio	10.93	11.35
Tier 1 risk-based capital ratio	10.93	11.35
Total risk-based capital ratio	13.31	12.60

The Company's net income for 2025 was $25.6 million, up $4.6 million, or 22%, from 2024 net income of $21.1 million. The increase was primarily driven by higher net interest income, partially offset by increases in noninterest expense and income tax expense. The following were notable elements of the Company's performance for 2025:
•Net interest income and net interest margin: 2025 net interest income increased to $78.3 million, up $12.7 million, or 19%, from 2024. 2025 net interest margin expanded 20 basis points to 3.19%.
•Profitability ratios: 2025 ROA and ROE of 1.01% and 11.91%, respectively, were up year-over-year. ROA and ROE of 0.92% and 10.68%, respectively.
•Efficiency Ratios: 2025 efficiency ratio of 58.91% improved 228 basis points from 2024. The improvement in the efficiency ratios primarily reflected an increase in net interest income.
•Asset Growth: Total assets increased to $2.65 billion as of December 31, 2025, representing a $284.2 million, or 12% increase from December 31, 2024, driven primarily by growth of $152.0 million in CRE loans, $64.8 million in home mortgage loans and $32.4 million in cash and cash equivalents.
•Loans Growth: Gross loans were $2.19 billion, up $236.8 million, or 12%, from December 31, 2024, primarily reflecting growth in CRE and home mortgage loans.
•Deposits Growth: Total deposits were $2.28 billion, up $253.3 million, or 12%, from December 31, 2024, reflecting growth in time deposits and money market and others.
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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. For further information on the Company's accounting policies, refer to Note 1. Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

Allowance for Credit Losses

We employ a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of Current Expected Credit Losses ("CECL"), we elected not to consider accrued interest receivable in our estimated credit losses because we write off uncollectible accrued interest receivable in a timely manner. We consider writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. We have elected to write off accrued interest receivable by reversing interest income. We use transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approach, incorporating quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. We incorporate future economic conditions using a weighted multiple scenario approach: baseline and adverse. We apply a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. We make critical accounting estimates, including the judgments made in the application of significant accounting policies, sensitivity to change, and the likelihood of materially different reported results if different assumptions were used.

As part of our process for determining allowance for credit losses, sensitivity analyses are performed to assess the impact of how changing certain key assumptions could impact our estimated allowance for credit losses as of December 31, 2025. We calculated alternative values for the allowance for credit losses by severely changing key assumptions, such as macroeconomic inputs from the economic forecasts, prepayment rates, historical loss factors, among others, and the calculated allowance for the quantitative component would have been between $11.0 million and $15.9 million higher than our estimate for the allowance as of December 31, 2025, depending on the forecast scenario. These sensitivity analyses provide approximations of possible outcomes under hypothetically severe conditions and assist management in making informed decisions on key assumptions. These analyses, however, are not intended to estimate changes in the overall allowance for credit losses as they do not capture all the potentially unknown variables that could arise in the forecast period, and do not represent management's view of expected credit losses as of December 31, 2025. Management believes that the estimate for the allowance for credit losses was reasonable and appropriate as of December 31, 2025.

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

RESULTS OF OPERATIONS
Net Interest Income
The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of our total revenue. Management closely monitors both total net interest income and the net interest margin. We seek to maximize net interest income without exposing us to excessive interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

The following table presents, for the periods indicated: (i) weighted average balances, the total interest income from interest-earning assets, and the resulting average yields; (ii) average balances, the total interest expense on interest-bearing liabilities, and the resulting average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin:

	Year Ended December 31,
	2025			2024
($ in thousands)	Average Balance	Interest and Fees	Yield / Rate	Average Balance	Interest and Fees	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in other banks	$135,551	$5,882	4.34%	$109,579	$5,766	5.26%
Other investments(1)	16,934	1,260	7.44	16,371	1,266	7.74
AFS debt securities	190,798	6,312	3.31	194,969	6,227	3.19
CRE	1,053,827	65,298	6.20	929,890	56,883	6.12
SBA	279,600	26,223	9.38	263,442	27,978	10.62
C&I	203,997	14,827	7.27	178,533	13,765	7.71
Home mortgage	572,093	30,501	5.33	504,030	25,648	5.09
Consumer	261	25	9.62	835	87	10.32
Loans(2)	2,109,778	136,874	6.49	1,876,730	124,361	6.63
Total interest-earning assets	2,453,061	150,328	6.13	2,197,649	137,620	6.26
Noninterest-earning assets	81,066			87,745
Total assets	$2,534,127			$2,285,394

Interest-bearing liabilities:
Money market deposits and others	$394,603	$13,705	3.47%	$346,104	$14,135	4.08%
Time deposits	1,273,661	55,144	4.33	1,084,107	53,986	4.98
Total interest-bearing deposits	1,668,264	68,849	4.13	1,430,211	68,121	4.76
Borrowings	72,235	2,853	3.95	88,186	3,891	4.41
Subordinated note, net	3,502	278	7.93	—	—	—
Total interest-bearing liabilities	1,744,001	71,980	4.13	1,518,397	72,012	4.74
Noninterest-bearing liabilities:
Noninterest-bearing deposits	532,823			528,877
Other noninterest-bearing liabilities	42,152			40,839
Total noninterest-bearing liabilities	574,975			569,716
Shareholders’ equity	215,151			197,281
Total liabilities and shareholders’ equity	$2,534,127			$2,285,394
Net interest income / interest rate spreads		$78,348	2.00%		$65,608	1.52%
Net interest margin			3.19%			2.99%

Cost of deposits			3.13%			3.48%
Cost of funds			3.16%			3.52%

(1)Includes FHLB and PCBB stocks, CRA qualified mutual fund and interest-earning time deposits with banks.
(2)Include non-accrual loans and loans held-for-sale.

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

	Year Ended December 31,
	2025 vs 2024
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$1,247	$(1,131)	$116
Other investments	41	(47)	(6)
AFS debt securities	(93)	178	85
CRE	7,630	785	8,415
SBA	1,616	(3,371)	(1,755)
Commercial and industrial	2,013	(951)	1,062
Home mortgage	4,241	612	4,853
Consumer	(58)	(4)	(62)
Total loans	15,442	(2,929)	12,513
Total interest-earning assets	16,637	(3,929)	12,708
Interest-bearing liabilities:
Money market deposits and others	1,711	(2,141)	(430)
Time deposits	8,840	(7,682)	1,158
Total interest-bearing deposits	10,551	(9,823)	728
Borrowings	(667)	(371)	(1,038)
Subordinated note, net	139	139	278
Total interest-bearing liabilities	10,023	(10,055)	(32)
Net interest income	$6,614	$6,126	$12,740

2025 Net interest income increased year-over-year, primarily driven by higher interest income on loans.

Interest income on loans increased by $12.5 million or 10%, primarily due to growth in average loan balances, partially offset by a decline in loan yields, reflecting the impact of downward repricing on adjustable-rate loans and lower rates on new originations following federal funds rate cut.

Interest expense on interest-bearing liabilities remained relatively unchanged. Lower average interest-bearing costs, reflecting the repricing of deposit products in response to the federal funds rate cut was mostly offset by an increase in average deposit balances.

As a result, net interest margin increased by 20 basis points, as a 19% increase in net interest income outpaced a 12% increase in average earning assets, primarily driven by a 48 basis point increase in net interest spread.
Provision for Credit Losses
Provision for credit losses was $3.6 million for 2025, compared with $2.8 million in the same period a year ago. The increase primarily reflects higher quantitative reserves related to risk-rating downgrades and loan growth, higher net charge-offs, and increased qualitative reserves following management's reassessment of underlying assumptions. These increases were partially offset by lower specific reserves.

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
The following table sets forth the various components of our noninterest income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposits	$3,204	$3,261	$(57)	(2)%
Loan servicing fees, net of amortization	3,281	2,898	383	13
Gains on sale of loans	7,070	8,313	(1,243)	(15)
Other income	2,777	1,955	822	42
Total noninterest income	$16,332	$16,427	$(95)	(1)%

Noninterest income for 2025 remained relatively stable year-over-year.
Gains on sale of loans decreased by $1.2 million, or 15%, primarily due to lower average premium rates. The Bank sold $121.7 million in SBA loans at an average premium of 7.20%, compared to sale of $127.2 million at an average premium of 7.97%.
Other income increased by $822 thousand, or 42%, primarily driven by higher credit related fees.
Noninterest Expense
The following table sets forth the various components of our noninterest expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$35,987	$31,717	$4,270	13%
Occupancy and equipment	6,760	6,673	87	1
Data processing and communication	1,456	2,245	(789)	(35)
Professional fees	1,793	1,535	258	17
FDIC insurance and regulatory assessments	1,783	1,672	111	7
Promotion and advertising	505	533	(28)	(5)
Directors' fees	677	640	37	6
Foundation donation and other contributions	2,570	2,108	462	22
Other expenses	4,242	3,076	1,166	38
Total noninterest expense	$55,773	$50,199	$5,574	11%

Noninterest expense for 2025 increased by $5.6 million, or 11%, primarily due to higher salaries and employee benefits, and other expenses, partially offset by a reduction in data processing and communication.

Salaries and employee benefits increased by $4.3 million, or 13%, primarily due to staffing growth and annual salary adjustments in 2025. Higher incentive accruals further contributed to the increase.

Other expenses increased by $1.2 million, or 38%, primarily due to higher credit expenses.

Data processing and communication decreased by $789 thousand or 35%, primarily due to contractual credits received upon conversion to a new core banking system in the fourth quarter of 2024. These credits have now been largely utilized. Management expects that, even after the conversion credit are fully exhausted, the overall expense will remain at a structurally lower run rate, driven by improved vendor pricing and increased operating efficiencies realized from the new core platform.

Income Tax Expense
Income tax expense increased to $9.7 million in 2025, up from $8.0 million in 2024, primarily due to higher pre-tax income. The effective tax rate remained relatively stable at 27.4% in 2025, compared to 27.6% in 2024. For additional information on income taxes, see Note 10. Income Taxes to the Consolidated Financial Statements in this Form 10-K.

FINANCIAL CONDITION
Investment Portfolio
The securities portfolio is the second largest component of our interest earning assets, and the structure and composition of this portfolio is important to an analysis of our financial condition. The portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it provides liquidity to cushion for cash flows from customer loan and deposit activities; (iii) it can be used as an interest rate risk management tool, because it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and our other funding sources; and (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.
We classify our debt securities as either AFS or held-to-maturity ("HTM") at the time of purchase. Accounting guidance requires AFS debt securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of our AFS debt securities.

The following table summarizes the fair value of the AFS debt securities portfolio as of the dates presented:

	December 31, 2025			December 31, 2024			Ratings as of December 31, 2025 (1)
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Loss	Amortized Cost	Fair Value	Net Unrealized Loss	AAA/AA	A
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$35,279	$32,694	$(2,585)	$41,521	$37,076	$(4,445)	100%	—%
Residential collateralized mortgage obligations	165,103	154,463	(10,640)	160,187	143,041	(17,146)	100	—
Municipal securities - tax exempt	5,913	5,628	(285)	5,830	5,792	(38)	—	100
Total AFS debt securities	$206,295	$192,785	$(13,510)	$207,538	$185,909	$(21,629)	97%	3%

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
AFS debt securities increased by $6.9 million, or 4%, to $192.8 million as of December 31, 2025 from December 31, 2024. The increase was primarily due to a $29.6 million increase in purchases in residential collateralized mortgage obligations during the third quarter of 2025 and a $8.1 million reduction in unrealized losses in 2025, partially offset by $30.7 million in paydowns of residential mortgage-backed securities and collateralized mortgage obligations. For additional information on AFS debt securities and the allowance for credit losses, see Note 1. Significant Accounting Policies and Note 2. Securities to the Consolidated Financial Statements in this Form 10-K.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Weighted-average yields are computed based on amortized cost balances and yields on tax-exempt securities are not presented on a tax-equivalent basis. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$30	2.25%	$524	2.18%	$15,391	2.27%	$19,334	2.12%
Residential collateralized mortgage obligations	—	—	59	1.81	1,478	1.54	163,566	3.35
Municipal securities - tax exempt	—	—	—	—	—	—	5,913	5.69
Total AFS debt securities	$30	2.25%	$583	2.15%	$16,869	2.20%	$188,813	3.30%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	December 31, 2025		December 31, 2024		Change
($ in thousands)	Amount	% of Total	Amount	% of Total	$	%
CRE	$1,132,223	52%	$980,247	50%	$151,976	2%
SBA—real estate	242,041	11	231,962	12	10,079	(1)
SBA—non-real estate	22,482	1	21,748	1	734	—
C&I	221,270	10	213,097	11	8,173	(1)
Home mortgage	574,300	26	509,524	26	64,776	—
Consumer	1,353	0	274	0	1,079	—
Gross loans receivable	2,193,669	100%	1,956,852	100%	236,817	12%
Allowance for credit losses	(27,975)		(24,796)		(3,179)	13%
Loans receivable, net(1)	$2,165,694		$1,932,056		$233,638	12%

(1)     Includes net deferred loan costs (fees) and net unamortized premiums (discounts) of $(331) thousand and $(702) thousand as of December 31, 2025 and 2024, respectively.
Gross loans increased $236.8 million, or 12%, to $2.19 billion as of December 31, 2025 from December 31, 2024. The growth was primarily attributable to new loan productions in CRE and home mortgage loans, partially offset by payoffs in CRE and home mortgage loans, SBA loan sales, and paydowns in CRE loans.
Our loan portfolio is concentrated in CRE, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 89% of our gross loans were secured by real property as of December 31, 2025, compared to 88% as of December 31, 2024.

The following tables presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of December 31, 2025:

	December 31, 2025
($ in thousands)	Within one year	After one year through five years	After five years through fifteen years	After fifteen years	Total
CRE	$161,165	$596,865	$346,170	$28,023	$1,132,223
SBA—real estate	587	18	18,866	222,570	242,041
SBA—non- real estate	162	2,867	19,453	—	22,482
C&I	150,509	37,077	33,684	—	221,270
Home mortgage	85	—	902	573,313	574,300
Consumer	1,353	—	—	—	1,353
Gross loans	$313,861	$636,827	$419,075	$823,906	$2,193,669

Distribution of loans to changes in interest rates:
Fixed rate	$218,538	$272,569	$15,287	$170,346	$676,740
Hybrid rate	—	202,200	325,852	361,930	889,982
Variable rate	95,323	162,058	77,936	291,630	626,947
Gross loans	$313,861	$636,827	$419,075	$823,906	$2,193,669

Loan Concentration: We have established concentration limits in our loan portfolio for CRE loans, C&I loans, and unsecured lending, among others. All loan types are within established limits. We use underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending agreements to allow us to react to a borrower’s deteriorating financial condition, should that occur.
Loans — CRE: Our CRE loans include owner-occupied and non-occupied properties. We originate a mix of fixed- and adjustable-rate loans, with adjustable rate tied to the Wall Street Journal prime rate. As of December 31, 2025, our CRE loans totaled $1.13 billion, up from $980.2 million as of December 31, 2024. In 2025, we originated $269.8 million in new CRE loans. Approximately 80% of the CRE portfolio consisted of fixed/hybrid rated loans as of December 31, 2025, compared to 76% as of December 31, 2024. Our policy sets the maximum loan-to-value ("LTV") for CRE at 70%. Our weighted average LTV ratio was 49% as of December 31, 2025, compared to 54% as of December 31, 2024.
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
As of December 31, 2025, our SBA portfolio totaled $264.5 million, up from $253.7 million as of December 31, 2024. Of the total portfolio, $242.0 million was secured by real estate, while $22.5 million was unsecured or secured by business assets as of December 31, 2025. In comparison, as of December 31, 2024, $232.0 million was secured by real estate and $21.7 million was either unsecured or secured by business assets.
Loans — C&l: C&I loans totaled $221.3 million as of December 31, 2025, up from $213.1 million as of December 31, 2024.
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
Home mortgage loans totaled $574.3 million as of December 31, 2025, up from $509.5 million as of December 31, 2024. In 2025, we originated $136.9 million in new home mortgage loans.
Allowance for Credit Losses on Loans

The Company maintains its allowance for credit losses at a level it believes is adequate to absorb expected credit losses in accordance with GAAP. For further details on the policies, methodologies and significant judgments used in determining the allowance, refer to Item 7. MD&A. Critical Accounting Estimates and Note 1. Significant Accounting Policies and Note 3. Loans and Allowance for Credit Losses on Loans to the Consolidated Financial Statements in this Form 10-K.
The allowance for credit losses on loans was $28.0 million as of December 31, 2025, an increase of $3.2 million from $24.8 million as of December 31, 2024. The increase was primarily driven by higher quantitative reserves related to risk-rating downgrades and loan growth, higher net charge-offs, and increased qualitative reserves following management's reassessment of underlying assumptions. These increases were partially offset by lower specific reserves.
The following table presents net charge-offs and the net charge-offs to average gross loans ratios based on the loan categories as of December 31, 2025 and 2024:

	December 31,
	2025				2024
($ in thousands)	Net (Charge-offs) Recoveries	Average Gross Loans (1)	% of Net Charge-offs (Recoveries) to Average Gross Loans		Net (Charge-offs) Recoveries	Average Gross Loans (1)	% of Net Charge-offs (Recoveries) to Average Gross Loans
CRE	$(49)	$1,053,364	0.00%		$—	$928,583	—%
SBA—real estate	(413)	240,195	(0.17)		(66)	232,758	(0.03)
SBA—non- real estate	(14)	22,363	(0.06)		—	19,440	—
C&I	80	203,793	0.04		(44)	178,085	(0.02)
Home mortgage	(91)	572,093	(0.02)		—	504,030	—
Consumer	—	$261	—		—	835	—
Total	$(487)	$2,092,069	(0.02)%	—	$(110)	$1,863,731	(0.01)%
Gross loans			$2,193,669				$1,956,852
Allowance for credit losses to gross loans			1.28%				1.27%

(1)Excludes loans held-for-sale.

The following table presents an allocation of the allowance for credit losses by portfolio as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024		Change
($ in thousands)	Amount	% to Total	Amount	% to Total	$	%
CRE	$10,427	37%	$9,290	38%	$1,137	12%
SBA—real estate	6,385	23	5,557	22	828	15
SBA—non- real estate	587	2	418	2	169	40
C&I	1,611	6	1,844	7	(233)	(13)
Home mortgage	8,956	32	7,684	31	1,272	17
Consumer	9	0	3	0	6	200
Total	$27,975	100%	$24,796	100%	$3,179	13%

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
Nonperforming loans increased by $6.3 million to $14.1 million as of December 31, 2025 from December 31, 2024. The increase was primarily driven by reclassifications of $5.9 million in SBA - real estate loans and $1.8 million in C&I from performing loans.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell at the time of acquisition, establishing a new cost basis. Subsequent declines in fair value are recognized through valuation allowance and charged to expense. During 2025, the Company recorded declines in the fair value of OREO, a portion of which was charged to expense, with the remaining amount representing the SBA-guaranteed portion recorded as a receivable. The OREO, which was secured by a mixed-use property in Los Angeles, and 90% guaranteed by the SBA, was sold during the fourth quarter of 2025.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

			Change
($ in thousands)	December 31, 2025	December 31, 2024	$	% or Basis Point
Nonaccrual loans	$14,071	$7,820	$6,251	80%
Past due loans 90 days or more and still accruing	—	—	—	—%
Total nonperforming loans(1)	14,071	7,820	6,251	80%
OREO	—	1,237	(1,237)	(100)%
Total nonperforming assets	$14,071	$9,057	$5,014	55%

Nonperforming loans to gross loans	0.64%	0.40%	NA	24
Nonperforming assets to total assets	0.53	0.38	NA	15
Allowance for credit losses on loans to nonperforming loans	199	317	NA	(118)%

(1)Excludes guaranteed portion of SBA loans of $20.9 million and $16.3 million as of December 31, 2025 and 2024, respectively.
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

The following table show the composition of deposits by type as of the dates presented:

	December 31, 2025		December 31, 2024		Change
($ in thousands)	Amount	Percent	Amount	Percent	$	%
Noninterest-bearing demand	$520,865	23%	$504,928	25%	$15,937	3%
Interest-bearing:
Money market and others	388,066	17	329,095	16	58,971	18
Time deposits (greater than $250)	683,956	30	565,813	28	118,143	21
Time deposits ($250 or less)	687,660	30	627,449	31	60,211	10
Total interest-bearing	1,759,682	77	1,522,357	75	237,325	16
Total deposits	$2,280,547	100%	$2,027,285	100%	$253,262	12%

The following tables set forth the maturity of time deposits as of December 31, 2025:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits (greater than $250)	$319,815	$119,285	$94,984	$149,872	$683,956
Time deposits ($250 or less)	323,978	141,651	121,394	100,637	687,660
Total time deposits	$643,793	$260,936	$216,378	$250,509	$1,371,616

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and CRE loans. As of December 31, 2025 and 2024, we had maximum borrowing capacity from the FHLB of $806.1 million and $677.0 million, respectively. We had borrowings from FHLB of $75.0 million and $95.0 million as of December 31, 2025 and 2024, respectively. We had estimated uninsured deposits of $1.09 billion, or 48% of total deposits, and $961.7 million, or 47% of total deposits, as of December 31, 2025 and 2024, respectively.
Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, while also effectively balancing the related costs. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. Our primarily objective concerning liquidity is to manage our position to meet our customers' daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to promote an appropriate return on invested capital. We strive to meet our short-term and long-term liquidity requirements through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, and increases in customer deposits. We expect that other alternative sources of funds will be available to supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of December 31, 2025 and 2024:

			Change
($ in thousands)	December 31, 2025	December 31, 2024	$	%
Deposits	$2,280,547	$2,027,285	$253,262	12%
Deposits as a % of total liabilities	94%	94%	NA	—%
Loans, net	$2,165,694	$1,932,056	$233,638	12%
Loans-to-deposits ratio	95%	95%	NA	—%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of both December 31, 2025 and 2024. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $208.9 million and $215.1 million, respectively. The Federal Reserve discount window lines were collateralized by a pool of CRE loans and commercial and industrial loans totaling $290.7 million and $278.9 million as of December 31, 2025 and 2024, respectively. We had no borrowings outstanding with the Federal Reserve as of December 31, 2025 or 2024. Our borrowing capacity on these lines of credits is based upon our eligible collateral and thus may fluctuate from time to time.
Based on the values of loans pledged as collateral, we had $443.6 million of additional borrowing availability with the FHLB as of December 31, 2025. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
We maintain access to additional liquidity that we believe is more than adequate, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of December 31, 2025 and 2024:

			Change
($ in thousands)	December 31, 2025	December 31, 2024	$	%
Liquid assets:
Cash and cash equivalents	$167,311	$134,943	$32,368	24%
AFS debt securities	192,785	185,909	6,876	4
Liquid assets	$360,096	$320,852	$39,244	12%
Liquid assets to total assets	14%	14%
Available borrowings:
FHLB	$443,629	$401,900	$41,729	10%
Federal Reserve Bank	208,859	215,115	(6,256)	(3)
Pacific Coast Bankers Bank	50,000	50,000	—	—
Zions Bank	25,000	25,000	—	—
First Horizon Bank	25,000	25,000	—	—
Total available borrowings	$752,488	$717,015	$35,473	5%
Total available borrowings to total assets	28%	30%		(2)%

Liquid assets and available borrowings to total deposits	49%	51%		(2)%

In addition to contractual obligations, other commitments of us impact liquidity. These include unused commitments to extend credit, standby letters of credit and commercial letters of credit. Since many of these commitments expire without being drawn upon, and each customer must continue to meet the conditions established in the contract, the total amount of these commercial commitments does not necessarily represent the future cash requirements of us. Our liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of our lending activities. Information about our loan commitments, standby letters of credit and commercial letters of credit is provided in Note 11. Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K.
Capital Requirements
We are subject to regulatory capital requirements administered by federal and state banking regulators; however, as a “smaller bank holding company,” most of these standards apply only at the Bank level. The Bank, must meet capital guidelines under the Basel III framework and the prompt corrective action regulations, which include quantitative measures of capital based on risk-weighted assets and the leverage ratio. These capital amounts and classifications are subject to qualitative judgments by the federal banking regulators regarding classifications also involve qualitative judgments by regulators regarding risk-weighting and other factors.
On November 7, 2025, the Company issued a $25.0 million subordinated note. This qualified as Tier 2 capital at the consolidated level and Tier 1 capital at the Bank level under current regulatory guidelines and interpretations.

The table below presents the regulatory “well-capitalized” requirements and the Company's and the Bank's capital ratios as of December 31, 2025 and 2024:

As of December 31, 2025	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$289,562	13.31%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	289,464	13.30	$174,139	8.00%	$217,673	10.00%	$228,557	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A	N/A	N/A
Bank	262,255	12.05	130,604	6.00	174,139	8.00	185,022	8.50
CET1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A	N/A	N/A
Bank	262,255	12.05	97,953	4.50	141,488	6.50	152,371	7.00
Tier 1 leverage (to average assets)
Consolidated	237,791	8.99	N/A	N/A	N/A	N/A	N/A	N/A
Bank	262,255	9.91	105,826	4.00	132,282	5.00	105,826	4.00

As of December 31, 2024	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$244,659	12.60%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	242,966	12.50	$155,463	8.00%	$194,328	10.00%	$204,053	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	11.25	116,597	6.00	155,463	8.00	165,186	8.50
CET1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	11.25	87,448	4.50	126,313	6.50	136,035	7.00
Tier 1 leverage (to average assets)
Consolidated	220,390	9.27	N/A	N/A	N/A	N/A	N/A	N/A
Bank	218,675	9.20	95,055	4.00	118,819	5.00	95,055	4.00

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2025 and 2024 are presented in the following table. The projections assume (1)

immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
+300 basis points	(0.16)%	7.10%	(21.31)%	(21.91)%
+200 basis points	0.31	5.28	(10.83)	(11.24)
+100 basis points	(0.03)	2.80	(3.66)	(3.95)
-100 basis points	2.44	(2.04)	2.28	3.43
-200 basis points	5.90	(2.29)	(0.57)	1.76
-300 basis points	12.30	(1.05)	(6.66)	(3.20)

Item 8. Financial Statements and Supplementary Data.
The Financial Statements required by this Item 8 is contained on pages F-1 through F-44 of this 10-K and are incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered in this Form 10-K. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation applies to policies and procedures that:

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
Our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on these criteria

The independent registered public accounting firm of Crowe LLP, as auditors of our consolidated financial statements included in this Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. That report is set forth herein beginning at page F-1.
Changes in internal control over financial reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the period covered by this Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information.

None of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the repurchase or sale of the Company's securities during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be set forth in the following sections of the Company's proxy statement relating to its 2026 annual meeting of shareholders (the "2026 Proxy Statement"), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 2025, and is incorporated herein by reference:
•Proposal 1: Election of Directors
•Information about Directors and Executive Officers — The Board of Directors, Board Leadership Structure, Risk Management and Oversight, Committees of the Board, and Executive Officers of the Company
•Corporate Governance and Board Matters — Board of Directors, Code of Business Conduct and Business Ethics Policy, and Reporting of Complaints/Concerns Regarding Accounting or Auditing Matters
•Delinquent Section 16(A) Reports
Item 11. Executive Compensation.

Information included under the following sections in the 2026 Proxy Statement is incorporated herein by reference:
•Executive Compensation — Summary Compensation Table, Chief Executive Officer Agreement, Management Incentive Plan, Benefits and Other Perquisites, Executive Change in Control Plan, Pay Versus Performance, Equity Based Plan, Outstanding Equity Awards, and Director Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information included under the following sections in the 2026 Proxy Statement is incorporated herein by reference:
•Beneficial Ownership of Common Stock
The following table summarizes our equity compensation plans as of December 31, 2025:

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)(1)
Equity compensation plans approved by security holders	131,025	$12.51	1,062,190
Equity compensation plans not approved by security holders	—	—	—
Total	131,025	$12.51	1,062,190

(1)Represents future shares available under the stockholders-approved 2021 Plan effective June 24, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information included under the following sections in the 2026 Proxy Statement is incorporated herein by reference:
•Information about Directors and Executive Officers — Policies and Procedures Regarding Related Party Transactions
•Corporate Governance and Board Matters — Board of Directors
Item 14. Principal Accountant Fees and Services.

Information included under the following section in the 2026 Proxy Statement is incorporated herein by reference:
•Proposal 4 — Ratification of Independent Registered Public Accounting Firm

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

10.17*	Employee Agreement, dated July 1, 2025, between OP Bancorp, Open Bank, and Sang K. Oh incorporated by reference to the Current Report on Form 8-K, filed by the Registrant on May 29, 2025

19.1	OP Bancorp Insider Trading Policy, filed herewith

21.1	Subsidiaries of OP Bancorp (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-223444) filed on March 5, 2018)

23.1	Consent of Crowe, LLP, filed herewith

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
*Denotes management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP Bancorp

Date: March 13, 2026	By:	/s/ Sang K. Oh
Sang K. Oh President and Chief Executive Officer
POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of Sang K. Oh and Jaehyun Park, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature / Name	Title	Date
/s/ SANG K. OH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2026
Sang K. Oh

/s/ JAEHYUN PARK	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2026
Jaehyun Park

/s/ MIN J. KIM	Director	March 13, 2026
Min J. Kim

/s/ HYUNG J. KIM	Director	March 13, 2026
Hyung J. Kim

/s/ SUNNY KWON	Director	March 13, 2026
Sunny Kwon

/s/ YONG SIN SHIN	Director	March 13, 2026
Yong Sin Shin

/s/ MYUNG SHIN SOHN	Director	March 13, 2026
Myung Shin Sohn

/s/ KI WON YOON	Director	March 13, 2026
Ki Won Yoon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of OP Bancorp
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OP Bancorp (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses – Loans

As of December 31, 2025, the Bank had a gross loan portfolio of $2.19 billion and a related allowance for credit losses (ACL) on loans of $28.0 million. As described in Notes 1 and 3 to the financial statements, the Company uses a probability of default (PD)/loss given default (LGD) quantitative model using transition matrices and a qualitative framework to estimate expected credit losses on loans held for investment. The quantitative component of the model provides forecasts of PD and LGD based on forecasted national unemployment rates using regression analysis and under a weighted multiple scenario approach. The Company’s qualitative framework is designed to quantify the credit risk impact of other trends and changes within the loan portfolio. The parameters for making adjustments are established under a credit risk matrix that provides different possible scenarios for the qualitative factor adjustments.

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
Los Angeles, California
March 13, 2026

OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands)	2025	2024
ASSETS
Cash and due from banks	$10,911	$12,267
Interest-bearing deposits with banks	156,400	122,676
Cash and cash equivalents	167,311	134,943
AFS debt securities, at fair value	192,785	185,909
Other investments	17,208	16,437
Loans held-for-sale	11,443	4,581
Net Loans (net of allowance for credit losses of $27,975 and $24,796)	2,165,694	1,932,056
Premises and equipment, net	5,744	5,449
Accrued interest receivable	10,482	9,188
Servicing assets	10,057	10,834
Company owned life insurance	23,616	22,912
Deferred tax assets ("DTA"), net	12,438	14,893
Other real estate owned ("OREO")	—	1,237
Operating right-of-use ("ROU") assets	8,804	7,415
Other assets	24,644	20,159
Total assets	$2,650,226	$2,366,013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$520,865	$504,928
Interest-bearing:
Money market and others	388,066	329,095
Time deposits greater than $250	683,956	565,813
Other time deposits	687,660	627,449
Total deposits	2,280,547	2,027,285
Federal Home Loan Bank ("FHLB") advances	75,000	95,000
Subordinated note (net of unamortized debt issuance cost of $414,000)	24,586	—
Accrued interest payable	14,595	16,067
Operating lease liabilities	11,175	7,857
Other liabilities	16,430	14,811
Total liabilities	2,422,333	2,161,020
Shareholders’ equity
Preferred stock no par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – no par value; 50,000,000 shares authorized; 14,889,540 and 14,819,866 shares issued and outstanding	73,018	73,697
Additional paid-in capital	11,849	11,928
Retained earnings	153,283	134,781
Accumulated other comprehensive loss, net of tax	(10,257)	(15,413)
Total shareholders’ equity	227,893	204,993
Total liabilities and shareholders' equity	$2,650,226	$2,366,013

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2025	2024	2023
INTEREST INCOME
Interest and fees on loans	$136,874	$124,361	$110,463
Interest on AFS debt securities	6,312	6,227	6,131
Other interest income	7,142	7,032	5,071
Total interest income	150,328	137,620	121,665
Interest expense
Interest on deposits	68,849	68,121	49,435
Interest on borrowings	2,853	3,891	3,543
Interest on subordinated note	278	—	—
Total interest expense	71,980	72,012	52,978
Net interest income	78,348	65,608	68,687
Provision for credit losses	3,580	2,757	1,651
Net interest income after provision for credit losses	74,768	62,851	67,036
NONINTEREST INCOME
Service charges on deposits	3,204	3,261	2,123
Loan servicing fees, net of amortization	3,281	2,898	2,449
Gains on sale of loans	7,070	8,313	7,843
Other income	2,777	1,955	1,766
Total noninterest income	16,332	16,427	14,181
NONINTEREST EXPENSE
Salaries and employee benefits	35,987	31,717	29,593
Occupancy and equipment	6,760	6,673	6,490
Data processing and communication	1,456	2,245	2,109
Professional fees	1,793	1,535	1,571
FDIC insurance and regulatory assessments	1,783	1,672	1,457
Promotion and advertising	505	533	614
Directors’ fees	677	640	680
Foundation donation and other contributions	2,570	2,108	2,400
Other expenses	4,242	3,076	2,812
Total noninterest expense	55,773	50,199	47,726
INCOME BEFORE INCOME TAX EXPENSE	35,327	29,079	33,491
Income tax expense	9,692	8,010	9,573
NET INCOME	$25,635	$21,069	$23,918
EARNINGS PER SHARE("EPS") - BASIC	$1.72	$1.39	$1.55
EPS - DILUTED	$1.72	$1.39	$1.55

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net income	$25,635	$21,069	$23,918
Other comprehensive income, net of tax
Net change in AFS debt securities	5,579	216	2,392
Net change in cash flow hedge	(423)	(178)	—
Total other comprehensive income	5,156	38	2,392
Comprehensive income	$30,791	$21,107	$26,310

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at December 2022	15,270,344	$79,326	$9,743	$105,690	$(17,843)	$176,916
Cumulative effect related to adoption of ASC 326, net of tax	—	—	—	(1,484)	—	(1,484)
Net income	—	—	—	23,918	—	23,918
Other comprehensive income	—	—	—	—	2,392	2,392
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	178,576	888	(98)	—	—	790
Stock-based compensation, net	—	—	1,297	—	—	1,297
Repurchase of common stock	(448,484)	(3,934)	—	—	—	(3,934)
Cash dividends declared ($0.48 per share)	—	—	—	(7,269)	—	(7,269)
Balance at December 31, 2023	15,000,436	76,280	10,942	120,855	(15,451)	192,626
Net income	—	—	—	21,069	—	21,069
Other comprehensive income	—	—	—	—	38	38
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	98,058	160	(197)	—	—	(37)
Stock-based compensation, net	—	—	1,183	—	—	1,183
Repurchase of common stock	(278,628)	(2,743)	—	—	—	(2,743)
Cash dividends declared ($0.48 per share)	—	—	—	(7,143)	—	(7,143)
Balance at December 31, 2024	14,819,866	73,697	11,928	134,781	(15,413)	204,993
Net income	—	—	—	25,635	—	25,635
Other comprehensive income	—	—	—	—	5,156	5,156
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	135,061	—	(778)	—	—	(778)
Stock-based compensation, net	—	—	699	—	—	699
Repurchase of common stock (1)	(65,387)	(679)	—	—	—	(679)
Cash dividends declared ($0.48 per share)	—	—	—	(7,133)	—	(7,133)
Balance at December 31, 2025	14,889,540	$73,018	$11,849	$153,283	$(10,257)	$227,893

(1)As of December 31, 2025, the Company had repurchased 2,364,015 shares of common stock at an aggregate cost of $20.9 million. Repurchased shares may be reissued in accordance with the Company's Articles of Incorporation and applicable state law.
See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$25,635	$21,069	$23,918
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	3,580	2,757	1,651
Deferred income tax expense (benefit)	81	(1,600)	3
Depreciation, amortization and accretion, net	7,264	4,648	4,474
Gains on sale of loans	(7,070)	(8,313)	(7,843)
Stock-based compensation	699	1,183	1,297
Earnings on company owned life insurance	(704)	(679)	(620)
OREO valuation adjustment and loss on sale	56	—	—
Proceed from OREO sale	829	—	—
Origination of loans held-for-sale	(133,023)	(134,666)	(107,610)
Proceeds from sales of loans held-for-sale	130,504	137,352	154,593
Net change in:
Accrued interest receivable and other assets	(2,280)	10,450	(8,132)
Accrued interest payable and other liabilities	590	(958)	6,026
Net cash provided by operating activities	26,161	31,243	67,757
Cash flows from investing activities
Net change in loans receivable	(211,559)	(183,557)	(57,932)
Proceeds from matured, called, or paid-down AFS debt securities	30,720	27,671	24,368
Purchase of AFS debt securities	(29,623)	(19,082)	(5,647)
Purchase of loans	(23,723)	(6,421)	(27,604)
Purchase of FHLB stock	(541)	(87)	(4,045)
Purchase of premises and equipment, net	(2,801)	(1,562)	(2,184)
Net change in investments in low-income housing partnerships	(5,485)	(4,282)	(2,843)
Net cash used in investing activities	(243,012)	(187,320)	(75,887)
Cash flows from financing activities
Net change in deposits	253,262	219,727	(78,213)
Proceeds from stock option exercise	—	160	888
Proceeds from FHLB advances	125,000	20,000	105,000
Repayment of FHLB advances	(145,000)	(30,000)	—
Proceeds from issuance of subordinated note, net of cost	24,574	—	—
Repurchase of common stock	(706)	(2,743)	(3,934)
Cash dividend paid on common stock	(7,133)	(7,143)	(7,269)
Payments related to tax-withholding for vested restricted stock awards	(778)	(197)	(98)
Net cash provided by financing activities	249,219	199,804	16,374
Net change in cash and cash equivalents	32,368	43,727	8,244
Cash and cash equivalents at beginning of period	134,943	91,216	82,972
Cash and cash equivalents at end of period	$167,311	$134,943	$91,216

Supplemental cash flow information:
Cash paid during the period for:
Income taxes
Federal	$4,350	$5,000	$4,436
State/Local
California	2,891	3,050	3,880
All other states	228	213	77
Total income taxes paid	$7,469	$8,263	$8,393

Interest	$73,452	$68,573	$43,121
Supplemental noncash disclosure:
Initial recognition of right-of-use assets	$3,536	$984	$1,369
New commitments to low income housing partnership investments	5,000	—	6,000
Transfer of loan to OREO	—	1,237	—

See accompanying notes to consolidated financial statements

OP BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies

Organization

OP Bancorp is a California-based bank holding company for Open Bank, an FDIC-insured, state-chartered financial institution headquartered in Los Angeles. The Bank operates twelve full-service branches across California, Washington, Nevada and Texas, and five loan production offices in California, Georgia, Washington, Colorado, and Virginia. The Bank offers a full range of banking services to individuals and businesses
Significant Accounting Policies
Basis of Presentation and Principles of Consolidation: The accounting and reporting policies of the Company are prepared in accordance with GAAP and prevailing practices within the financial services industry. The Company's Consolidated Financial Statements include the accounts of OP Bancorp and its wholly owned bank subsidiary, Open Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items within the Consolidated Financial Statements and accompanying notes for the prior years have been reclassified to conform to the 2025 presentation.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that have a significant impact on the amounts reported within the Consolidated Financial Statements. The Company employs processes that rely on management's significant estimates and the judgments, particularly when determining the allowance for credit losses, income taxes, as well as certain fair value measurements. As with any estimate, actual results may differ from those estimates.
Segments: The Chief Executive Officer, as our Chief Operating Decision Maker (“CODM”), oversees the business as one reportable operating segment at the consolidated level. The CODM uses consolidated net income, along with net interest income, noninterest income and key noninterest expense categories such as compensation and benefits, information services, occupancy and general, administrative and other, to allocate resources and assess company performance.
Cash and Cash equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold.
Debt Securities: Debt securities purchased that the Company has the positive intent and ability to hold to their maturity classified as HTM and carried at amortized cost, net of allowance for credit losses. Debt securities not classified as trading or HTM securities are classified as AFS and carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Interest income including amortization of premium or accretion of discount is recognized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
AFS debt securities are measured for impairment if their fair value is less than the amortized cost. For ASF debt securities in an unrealized loss position, management evaluates whether the decline in fair value has resulted in from a credit-related loss or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Management (1) recognizes an allowance for credit losses by a charge to earnings for the credit-related component of the decline in fair value, and (2) recognizes in other comprehensive income (loss) any non-credit related components of the fair value decline. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security. The amortized cost of the AFS debt securities does not include accrued interest. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on AFS debt securities as the Company reverses any accrued interest if an AFS debt security is impaired. For additional information on allowance for credit losses on AFS debt securities, see Note 2. Securities to the Consolidated Financial Statements in this Form 10-K.
Equity Securities: The Company's investment in equity securities consist of both marketable and non-marketable equity securities:
•Marketable equity securities — When equity securities have readily determinable fair value such as mutual funds, they are carried at fair value, with unrealized gains and losses included in Other income on the Consolidated Statement of Income. The Company's CRA mutual funds are included in Other investments on the Consolidated Balance Sheet.
•Non-marketable equity securities — When equity securities do not have readily determinable fair value such as FHLB and PCBB stock, they are recorded at their cost minus impairment. The Company's FHLB and PCBB stock are included Other investments on the Consolidated Balance Sheet. Both cash and stock dividends are reported in Other interest income on the Consolidated Statement of Income.
Loans Held-for-Sale: Loans are classified as held-for-sale when they are specifically identified as available for immediate sale and management has formally committed to a plan to sell them. These loans are recorded at the lower of cost or fair value less costs to sell. In accordance with the Company's periodic evaluation process, certain loans may be reclassified from held-for-investment to held-for-sale. Any reduction in carrying value at the time of transfer is recognized as a charge-off against the allowance for credit losses. Loan origination fees, net of certain direct origination costs, are deferred until the sale and are factored into the lower of cost or fair value assessment and/or the gain or loss recognized upon sale. If the fair value of a loan is less than its cost, a valuation allowance is established with a corresponding charge to noninterest income. Should a loan or a portion thereof, become unsalable, it is transferred back to held-for-investment portfolio at the lower of cost or fair value as of the transfer date.
Loans Receivable: Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balance, net of deferred loan fees and costs, and an allowance for credit losses. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to interest income over the loan's term using the level-yield method without anticipating prepayments.
For CRE and C&I loans, the accrual of interest income is discontinued when a loan becomes 90 days past due, unless the loan is well-secured and collection is in process. Consumer loans are generally charged off no later than 120 days past due. Past due status is determined based on the contractual terms of the loan. Loans are placed on nonaccrual status or charged off earlier if collection of principal or interest is deemed doubtful. Nonaccrual loans, and loans past due 90 days still accruing include both smaller-balance homogeneous loans evaluated collectively for impairment and individually assessed loans.
All interest accrued but not received on loans placed on nonaccrual status is reversed against interest income. Subsequent interest receipts on such loans are recognized on a cash-basis or cost-recovery method until the loan qualifies for return to accrual status. Loans are returned to accrual status when all contractual principal and interest amounts are current and future payments are reasonably assured.

Allowance for Credit Losses on Loans: For loans that share risk characteristics, the Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of CECL, the Company elected not to consider accrued interest receivable in its estimated credit losses as the Company writes off uncollectible accrued interest receivable in a timely manner. Generally, loans are placed on nonaccrual status when they become 90 days or more past due, and any previously accrued but unpaid interest is reversed against interest income. Accrued interest receivable on loans totaled $8.8 million and $8.1 million as of December 31, 2025 and 2024, respectively.

For collectively evaluated loans, the Company uses transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approaches, incorporating quantitative factors and qualitative considerations in the calculation of the allowance. The model provides forecasts of PD and LGD based on national unemployment rates using regression analysis. The Company incorporates future economic conditions using a weighted multiple scenario approach: baseline and adverse. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. The Company segments loan portfolio by major loan type using the Call Report codes and internal loan risk ratings to determine the Bank's allowance for credit losses.

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

For loans that do not share similar risk characteristics such as nonaccrual loans above $500 thousand, the Company evaluates these loans on an individual basis. Such nonaccrual loans are considered to have different risk profiles than performing loans and are therefore evaluated individually. The Company elected to collectively assess nonaccrual loans with balances below $500 thousand along with the performing and accrual loans, in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. When a loan is individually evaluated for the allowance for credit losses, the Company uses one of two different asset valuation measurement methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; or 2) the fair value of the collateral for a collateral-dependent loan. For the collateral-dependent loans, the Company obtains a new "as-is" valuation appraisal to determine an updated fair value of collateral. To ensure that appraised values remain current, the Company obtains updated appraisals every twelve months from a qualified independent appraiser. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an allowance for credit losses with a corresponding charge to the provision for credit losses.

The Company maintains a separate allowance for credit losses for its off-balance sheet commitments. The Company uses an estimated funding rate to allocate an allowance to undrawn exposures. This funding rate serves as a credit conversion factor, reflecting the likelihood that undrawn lines of credit may be drawn at any point. The funding rate is determined based on a look-back period of 8 quarters. Credit loss is not estimated for off-balance sheet commitments that are unconditionally cancellable by the Company.

Loan Modifications: The Company follows ASC 310-20 for all loan modifications, including those for borrowers in financial difficulty. A modification is considered a new loan only if: (1) the new term are as favorable as those offered to others with similar risk; and (2) changes to the original loan terms are more than minor. If not, the modification is accounted for as a continuation of the existing loan, prospectively adjusting the effective interest rate. Modification may include rate reductions, principal forgiveness, term extensions, or payment delays, aiming to minimize loss and avoid foreclosure. The Company applies its standard credit loss methodology for all modified loans.
Servicing Assets: When loans are sold with servicing retained, the Company initially recognizes servicing assets at fair value, with the resulting impact reflected in gains on sales of loans. Fair value is determined using a valuation model that estimates the present value of expected future net servicing income. This model incorporates assumptions that market participants would use, including servicing costs, the discount rates, prepayment speeds, and default and loss rates. To ensure reliability, the Company compares model inputs and results to published industry benchmarks. After initial recognition, servicing assets are subsequently measured using the amortization method. Under this approach, servicing assets are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are evaluated for impairment by comparing their fair value to their carrying amount. If fair value is less than carrying amount, impairment is recognized through a valuation allowance, with changes reported in noninterest income. The fair values of servicing rights may fluctuate due to changes in estimated or actual prepayment speeds, default rates, and losses.
Servicing fee income, reported as other income, represents fees earned for servicing loans and is based on a contractual percentage of the outstanding principal. These fees are recognized as income when earned. Amortization of servicing assets is netted against loan servicing fee income. Late fees and ancillary fees related to loan servicing are not material.

Derivatives: The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company uses interest rate swaps to eliminate or reduce the variability of interest payments on floating rate liability due to changes in contractually specified interest rates.

The Company records interest rate swaps on the Consolidated Balance Sheets at fair value in Other assets or Other liabilities. The net increase or decrease in interest rate swaps is included in Accrued interest receivable and other assets or Accrued interest payable and other liabilities within the statement of cash flows. We enter into International Swaps and Derivatives Association, Inc. ("ISDA") master netting agreements with cash flow hedge counterparty. Where enforceable, these agreements allow the Company to use or liquidate collateral and offset amounts with counterparties in case of default or certain events. For balance sheet presentation, the Company does not elect to use the offsetting option permitted under ASC 210-20-45-1. Accordingly, the interest rate swaps are reported at gross fair value without offsetting assets, liabilities, or collateral, even with netting agreements.

Accounting for changes in the fair value of interest rate swaps depends on whether the swaps have been designated as derivatives within a qualifying hedging relationship and whether they meet the criteria required for hedge accounting. Derivatives designated and qualifying as hedges of exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally aligns the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.

The Company designates interest rate swaps as cash flow hedges for accounting purpose. For cash flow hedges that are designated and qualified, gains or losses are initially recorded in accumulated other comprehensive income ("AOCI"). These amounts are subsequently reclassified into interest expense during the period(s) in which the hedged transactions impact earnings. Specifically, amounts recognized in AOCI related to these derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

The Company discontinues hedge accounting when hedging relationship ceases to meet the qualifying criteria (e.g., failing effectiveness tests, instrument expiration, sale, termination, or exercise). Once hedge accounting is discontinued, any subsequent changes in fair value are recorded as non-interest income. For discontinued cash flow hedges where the forecasted cash flows or transactions are still expected to occur, gains or losses that previously accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.
Company Owned Life Insurance: The Company has purchased life insurance policies on primarily certain executives, recorded at the cash surrender value on the consolidated balance sheet, adjusted for expected charges or amounts due at settlement.
Transfers of Financial Assets: Financial asset transfers are accounted for as sales when the Company no longer controls assets. Control is considered surrendered once the assets are separated from the Company, the transferee has full right to use or trade the assets without restrictions, and the Company does not retain control through any agreement to repurchase the assets before their mature.
Premises and Equipment: Premises and equipment are recorded at cost minus accumulated depreciation. Equipment and furnishings are depreciated over 3 to 10 years, while leasehold improvements are amortized over either the lease term or their useful life, whichever is shorter using straight-line depreciation. Repairs and maintenance are expensed as incurred.

Other Real Estate Owned: OREO is property obtained through foreclosure or deed in lieu, recorded at fair value at acquisition. It is carried at the lower of its carrying value or fair value minus estimated cost to sell. Further write-downs are charged to noninterest expense. Income, expenses, and gains or losses from these properties are included in Other income or Other expenses in the Consolidated Statements of Income.
Operating Lease Right of Use Assets and Lease Liabilities: Operating lease ROU assets represent the Company's right to use leased property, and operating lease liabilities represent its obligation to make lease payments. Both are measured at the present value of the future minimum lease payments over the lease term at commencement date using the Company's incremental borrowing rate. Lease terms include periods subject to extension or termination options when it is reasonably certain that such options will be exercised. Operating lease ROU assets or lease liabilities are not recognized for short-term leases.

Contracts are evaluated at inception to determine if they constitute a lease. The majority of the Company's operating lease agreements relate to branch locations, office space, and certain equipment. Operating lease expense, comprising amortization of operating lease ROU assets and interest on the lease liabilities, is recognized on a straight-line basis throughout the lease term in occupancy expense. Occupancy expense also includes variable lease costs such as utilities, maintenance, property taxes, insurance, and rend adjustments tied to indices like the Consumer Price Index, which are expensed as incurred.
Loan Commitments and Related Financial Instruments: Off-balance sheet credit instruments, such as loan commitments and commercial letters of credit, expose the Company to potential loss, which are recorded when funded.
Low Income Housing Partnership Investments: Low income housing partnership investments are reported net of amortization using the proportional amortization method and are included in Other assets on the Consolidated Balance Sheets. Tax credits are recognized in Income tax expense on the Consolidated Statement of Income and funding commitments are included to Other liabilities on the Consolidated Balance Sheets.
Stock-Based Compensation: The Company grants time-based restricted stock awards ("RSA"), which include service conditions for vesting. Stock-based compensation for these time-based RSA is based on their grant values. Compensation cost is amortized on a straight-time basis over the required service period, generally defined as the vesting period.

Earnings Per Share: Basic EPS is calculated by dividing net income attributable to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS is calculated by dividing net income attributable to common shareholders by the weighted-average common shares outstanding during the period, adjusted for the dilutive effect of outstanding share-based awards using the treasury stock method.
Income Taxes: The Company files consolidated federal and various state tax returns. Income tax expense includes current and deferred components. Current tax reflects taxes payable or refundable for the period. Deferred tax expense results from changes in DTA and deferred tax liabilities ("DTL") between period, and is determined using the asset and liability method. Under the balance sheet method, the net DTA or DTL is based on the tax effects of the difference between the book and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTA and DTL is recognized in income in the period that includes the enactment date.
DTA is subject to a more-likely-than-not test to determine if the full amount should be recognized in financial statements. The Company assesses the likelihood of realization of DTA based on both positive and negative factors available, including projected future taxable income, recent performance and tax planning. If the test is not met, a valuation allowance is required for the DTA.
The Company accounts for uncertainty in income taxes in accordance with ASC 740, which prescribes a two-step approach for evaluating and measuring tax positions. A tax benefit is recognized only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based solely on the technical merits of the positions. If a tax position does not meet this recognition threshold, the Company records a liability for unrecognized tax benefits. For tax positions that meet the recognition threshold, the amount of tax benefit recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Comprehensive Income: Comprehensive income includes both net income and other comprehensive income. Other comprehensive income comprises net changes in unrealized gains and losses on AFS debt securities and cash flow hedges, net of taxes.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as detailed in Note 14. Fair Value of Financial Instruments. These fair value estimates require significant judgment and involve uncertainties related to interest rates, credit risk, prepayments, and other factors, particularly when active markets do not exist for certain items. As a result, changes in assumptions or market conditions could have a substantial impact on these fair value estimates.

Accounting Pronouncements Adopted in 2025

Standard	Description	Effective Date	Effect on Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures.	December 31, 2025
The Company adopted ASU 2023-09 on December 31, 2025. The amendments have been applied retrospectively to all prior periods presented. Refer to Note 10. Income Taxes to the Consolidated Financial Statements in this Form 10-K.

The following standard was adopted on January 1, 2025, but it did not have a material impact on the Company's Consolidated Financial Statements.
•ASU 2024-02, Codification Improvements - Amendments to Remove Reference to the Concepts Statements
Accounting Pronouncements Adopted in 2026
The following standards were adopted on January 1, 2026, but they did not have a material impact on the Company's Consolidated Financial Statements:
•ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments
•ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Account Receivable and Contract Assets
Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on Financial Statements
ASU 2024-03, Income Statement -Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
ASU 2024-03 requires disaggregated disclosure of income statement expenses, including disaggregated information about certain costs/expenses in a table format in the note to the financial statements in both annual and interim financial statements.
		December 31, 2027	The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.
ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans
ASU 2025-08 expands the population of acquired financial assets subject to the "gross-up approach" in Topic 326. Under ASU 2025-08, loans excluding credit cards that are acquired without credit deterioration and deemed "seasoned" are subject to the gross-up approach at acquisition. A purchased seasoned loan is non-purchased credit deteriorated (PCD) that are acquired in a business combination or non-PCD that are purchased at least 90 days after origination and the acquirer is not involved in the origination of the loans.
January 1, 2027
The Company has evaluated ASU 2025-08 and does not expect the adoption to have a material impact on its Consolidated Financial Statements or disclosures, as the guidance primarily affects prospective acquisitions of seasoned loans. The Company will continue to monitor its activities for any transactions that may be impacted by the new guidance.

Note 2. Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities as of December 31, 2025 and 2024:

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$35,279	$—	$(2,585)	$32,694
Residential collateralized mortgage obligations	165,103	1,219	(11,859)	154,463
Municipal securities - tax exempt	5,913	—	(285)	5,628
Total AFS debt securities	$206,295	$1,219	$(14,729)	$192,785

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$41,521	$—	$(4,445)	$37,076
Residential collateralized mortgage obligations	160,187	312	(17,458)	143,041
Municipal securities - tax exempt	5,830	37	(75)	5,792
Total AFS debt securities	$207,538	$349	$(21,978)	$185,909

Expected maturities may differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and estimated fair value of AFS debt securities as of December 31, 2025, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
Within one year	$30	$30
After one year through five years	583	571
After five years through ten years	16,869	15,935
After ten years	188,813	176,249
Total AFS debt securities	$206,295	$192,785

The following tables present the fair values and the associated gross unrealized losses of AFS debt securities, aggregated by length of time that the securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024:

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	$—	$32,694	$(2,585)	$32,694	$(2,585)
Residential collateralized mortgage obligations	—	—	80,404	(11,859)	80,404	(11,859)
Municipal securities - tax exempt	3,038	(57)	2,590	(228)	5,628	(285)
Total AFS debt securities	$3,038	$(57)	$115,688	$(14,672)	$118,726	$(14,729)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$5,442	$(133)	$31,634	$(4,312)	$37,076	$(4,445)
Residential collateralized mortgage obligations	27,614	(214)	93,236	(17,244)	120,850	(17,458)
Municipal securities - tax exempt	895	(19)	1,788	(56)	2,683	(75)
Total AFS debt securities	$33,951	$(366)	$126,658	$(21,612)	$160,609	$(21,978)

As of December 31, 2025 and 2024, the number of AFS debt securities in an unrealized loss position was 78 and 84, respectively.
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
As of December 31, 2025 and 2024, the Company's AFS debt securities portfolio was primarily composed of securities issued, guaranteed, or otherwise supported by the U.S. government. These securities were considered to have a zero credit loss assumption, and no material changes in credit ratings or adverse conditions were identified. Approximately 97% of the portfolio consisted of residential mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies, including Ginnie Mae, Fannie Mae and Freddie Mac. The remaining 3% consisted of the portfolio comprised of tax-exempt municipal securities. These securities were evaluated using similar criteria, including issuer credit ratings and financial condition. No significant deterioration in credit quality or adverse developments were noted for these securities, and there were no downgrades in credit ratings during the period. Based on this evaluation, the Company did not record an allowance for credit losses on its AFS debt securities as of December 31, 2025 and 2024. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1. Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

As of December 31, 2025 and 2024, there were no pledged securities to secure public deposits, borrowing and letters of credit from the FHLB and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
FHLB stock	$13,156	$12,615
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified (1)	3,757	3,532
Time deposits placed in other banks	105	100
Total other investments	$17,208	$16,437

(1)The Company recorded $114 thousand, $(32) thousand, and $48 thousand unrealized gains (losses) for the years ended December 31, 2025, 2024 and 2023, respectively. The unrealized gains (losses) of the mutual fund are included in Other income in the Consolidated Statements of Income.
Note 3. Loans and Allowance for Credit Losses on Loans

The following table presents the composition of the loan portfolio as of December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
CRE	$1,132,223	$980,247
SBA—real estate	242,041	231,962
SBA—non-real estate	22,482	21,748
C&I	221,270	213,097
Home mortgage	574,300	509,524
Consumer	1,353	274
Gross loans	2,193,669	1,956,852
Allowance for credit losses	(27,975)	(24,796)
Net loans (1)	$2,165,694	$1,932,056

(1)Includes net deferred loan cost (fees) and net unamortized premiums (discounts) of $(331) thousand and $(702) thousand as of December 31, 2025 and 2024, respectively.

For the Company's accounting policy on allowance for credit losses on loans and unfunded commitments, see Note 1. Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K. The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment and unfunded commitments for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)		CRE	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Balance as of December 31, 2022		$6,951	$1,607	$207	$1,643	$8,826	$7	$19,241
Impact of CECL adoption		875	(238)	(142)	(320)	1,753	(4)	1,924
Provision for (reversal of) credit losses	(a)	723	321	73	(11)	466	10	1,582
Charge-offs		(686)	(46)	(35)	(97)	—	—	(864)
Recoveries		52	13	44	—	—	1	110
Balance as of December 31, 2023		7,915	1,657	147	1,215	11,045	14	21,993
Provision for (reversal of) credit losses	(a)	1,375	3,966	271	673	(3,361)	(11)	2,913
Charge-offs		—	(66)	(27)	(44)	—	—	(137)
Recoveries		—	—	27	—	—	—	27
Balance as of December 31, 2024		9,290	5,557	418	1,844	7,684	3	24,796
Provision for (reversal of) credit losses	(a)	1,186	1,241	183	(313)	1,363	6	3,666
Charge-offs		(129)	(413)	(36)	(198)	(91)	—	(867)
Recoveries		80	—	22	278	—	—	380
Balance as of December 31, 2025		$10,427	$6,385	$587	$1,611	$8,956	$9	$27,975

		Year Ended December 31,
($ in thousands)		2025	2024	2023
Unfunded commitments
Allowance for credit losses on unfunded commitments, beginning of period		$359	$515	$263
Impact of CECL adoption		—	—	183
(Reversal of) provision for credit losses	(b)	(86)	(156)	69
Allowance for credit losses on unfunded commitments, end of period		273	359	515
Provision for credit losses	(a) + (b)	$3,580	$2,757	$1,651

Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale or operation of the underlying collateral and there are no other available and reliable sources of repayment. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. Generally, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure.

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 and 2024, for which repayment is expected to be obtained through the sale or operation of the underlying collateral.

($ in thousands)	Hotel / Motel	Retail	Single-Family Residential	Total(1)(2)
As of December 31, 2025
CRE	$2,134	$211	$1,079	$3,424
SBA—real estate	4,891	1,528	—	6,419
Home mortgage	—	—	589	589
Total	$7,025	$1,739	$1,668	$10,432
As of December 31, 2024
CRE	$1,580	$363	$—	$1,943
SBA—real estate	3,702	2,006	—	5,708
Total	$5,282	$2,369	$—	$7,651

(1)Excludes guaranteed portion of SBA loans totaling $12.7 million and $15.2 million as of December 31, 2025 and 2024.
(2)The allowance for credit losses allocated to these loans as of December 31, 2025 and 2024 was $1.3 million and $1.2 million, respectively.

The following table presents the amortized cost in nonaccrual loans and loans past due 90 or more days and still accruing interest as of December 31, 2025 and 2024:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total(1)
As of December 31, 2025
CRE	$554	$2,870	$3,424	$—	$3,424
SBA—real estate	7,343	1,851	9,194	—	9,194
SBA—non-real estate	646	—	646	—	646
C&I	218	—	218	—	218
Home mortgage	—	589	589	—	589
Total	$8,761	$5,310	$14,071	$—	$14,071
As of December 31, 2024
CRE	$363	$1,580	$1,943	$—	$1,943
SBA—real estate	2,006	3,702	5,708	—	5,708
SBA—non-real estate	169	—	169	—	169
Total	$2,538	$5,282	$7,820	$—	$7,820

(1)    Excludes guaranteed portion of loans of $20.9 million and $16.3 million as of December 31, 2025 and 2024, respectively.
Nonaccrual loans and loans past due 90 or more include both (i) loans with similar risk characteristics that are collectively evaluated for allowance, and (ii) loans that do not share similar risk characteristics that are individually evaluated for allowance. Under the Company's policy, nonaccrual loans with outstanding balances above the $500 thousand threshold that lack shared risk characteristics are subject to individual evaluation for expected credit losses.

The following table represents the aging analysis of the gross loans as of December 31, 2025 and 2024:

	Still Accruing
($ in thousands)	30-59 Days Past Due (1)	60-89 Days Past Due	90 or More Days Past Due	Nonaccrual Loans (2)	Current Accruing Loans	Total
As of December 31, 2025
CRE	$—	$—	$—	$3,424	$1,128,799	$1,132,223
SBA—real estate	2,532	1,163	—	9,194	229,152	242,041
SBA—non-real estate	30	5	—	646	21,801	22,482
C&I	—	—	—	218	221,052	221,270
Home mortgage	557	2,005	—	589	571,149	574,300
Consumer	—	—	—	—	1,353	1,353
Total	$3,119	$3,173	$—	$14,071	$2,173,306	$2,193,669
As of December 31, 2024 (3)
CRE	$—	$—	$—	$1,943	$978,304	$980,247
SBA—real estate	237	74	—	5,708	225,943	231,962
SBA—non-real estate	133	137	—	169	21,309	21,748
C&I	15	—	—	—	213,082	213,097
Home mortgage	2,774	5,594	—	—	501,156	509,524
Consumer	—	—	—	—	274	274
Total	$3,159	$5,805	$—	$7,820	$1,940,068	$1,956,852

(1)Excludes guaranteed portion of loans totaling $3.2 million as of December 31, 2025, with the excluded portion classified within "Current Accruing" loans. No such guaranteed portion existed as of December 31, 2024.
(2)Excludes guaranteed portion of loans totaling $20.9 million and $16.3 million as of December 31, 2025 and 2024, respectively, with the excluded portion classified within "Current Accruing" loans.
(3)Revised to conform with the current presentation.

Loan Modifications to Borrowers Experiencing Financial Difficulty

To help borrowers facing financial difficulty, the Company may agree to modify the contractual terms of a loan as a way to mitigate loss. These modifications are handled individually, aiming to create terms that support both repayment and the borrower's financial needs. A borrower is considered as experiencing financial difficulty when there is significant uncertainty regarding the borrower's ability to meet required debt payments or secure comparable financing from another creditor at a market rate for similar debt. Modification may include, but not limited to, payment delays, interest rate reductions, term extensions, principal forgiveness, or a combination of such modifications.

The following table presents the amortized cost of loans as December 31, 2025 that were modified for borrowers experiencing financial difficulty during the years ended December 31, 2025, 2024 and 2023 by loan class and modification type:

Year Ended December 31, 2025	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Interest Only	Total
CRE	$2,635	$3,138	$5,773	0.51%
SBA—real estate(1)	3,772	—	3,772	1.56%
SBA—non-real estate(1)	46	—	46	0.21%
Total	$6,453	$3,138	$9,591

Year Ended December 31, 2024	Modification Type				Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Interest Only	Term Extension	Total
CRE	$1,580	$—	$—	$1,580	0.16%
SBA—real estate(1)	3,702	391	—	4,093	1.76%
C&I	—	—	400	400	0.19%
Total	$5,282	$391	$400	$6,073

Year Ended December 31, 2023	Modification Type			Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Term Extension	Total
CRE	$—	$625	$625	0.07%
SBA—real estate(1)	2,969	—	2,969	1.32%
SBA—non-real estate	131	—	131	0.87%
Home mortgage	354	—	354	0.07%
Total	$354	$625	$4,079

(1)Excludes guaranteed portion of SBA loans totaling $7.8 million, $7.4 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Year Ended December 31, 2025
Payment Delay:
CRE	Deferment of Payment by a weighted average of	0.4 years
SBA—real estate	Deferment of Payment by a weighted average of	0.4 years
SBA—non-real estate	Deferment of Payment by a weighted average of	0.5 years

Interest Only:
CRE	Interest only Payment by a weighted average of	0.5 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Year Ended December 31, 2024
Payment Delay:
CRE	Deferment of Payment by a weighted average of	0.5 years
SBA—real estate	Deferment of Payment by a weighted average of	0.9 years
Term Extension:
C&I	Extended term by a weighted average of	0.6 years
Interest Only:
SBA—real estate	Interest only Payment by a weighted average of	0.5 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Year Ended December 31, 2023
Payment Delay:
SBA—real estate	Deferment of Payment by a weighted average of	0.7 years
SBA—non-real estate	Deferment of Payment by a weighted average of	0.2 years
Home mortgage	Deferment of Payment by a weighted average of	0.5 years
Term Extension:
CRE	Extended term by a weighted average of	1.0 year

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received modifications within the past 12 months as of December 31, 2025, 2024 and 2023, and subsequently defaulted in the years ended December 31, 2025, 2024 and 2023.

For the years ended December 31, 2025 and 2024, the Company had no additional commitments to lend to borrowers whose loans were modified during the period. In comparison, the Company had additional commitments totaling $3.6 million to lend to borrowers whose loans were modified as of December 31, 2023.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans that were modified during the last 12 months as of December 31, 2025, 2024 and 2023:

	Payment Performance as of December 31, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$4,193	$1,580	$—	$5,773
SBA—real estate(1)	1,485	—	2,287	3,772
SBA—non-real estate(1)	46	—	—	46
Total	$5,724	$1,580	$2,287	$9,591

	Payment Performance as of December 31, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$1,580	$—	$—	$1,580
SBA—real estate(1)	4,093	—	—	4,093
C&I	400	—	—	400
Total	$6,073	$—	$—	$6,073

	Payment Performance as of December 31, 2023
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$625	$—	$—	$625
SBA—real estate(1)	2,232	—	737	2,969
SBA—non-real estate	131	—	—	131
Home mortgage	354	—	—	354
Total	$3,342	$—	$737	$4,079

(1)Excludes guaranteed portion of SBA loans totaling $7.8 million, $7.4 million, and $2.4 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following tables present the loan portfolio's amortized cost and current year-to-date gross write-offs by loan type, risk rating and year of origination as of December 31, 2025 and 2024:

	December 31, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2025	2024	2023	2022	2021	Prior
CRE
Pass	$341,466	$243,845	$87,232	$222,690	$158,119	$57,954	$10,553	$—	$1,121,859
Special mention	—	592	—	—	2,179	—	—	—	2,771
Substandard	—	—	1,580	5,802	—	211	—	—	7,593
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$341,466	$244,437	$88,812	$228,492	$160,298	$58,165	$10,553	$—	$1,132,223
Year-to-date charge-offs	$—	$—	$—	$—	$—	$129	$—	$—	$129
SBA— real estate
Pass	$45,147	$26,310	$25,059	$47,886	$11,362	$68,727	$—	$—	$224,491
Special mention	—	1,989	—	3,409	457	1,246	—	—	7,101
Substandard	—	593	1,190	4,542	345	3,779	—	—	10,449
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$45,147	$28,892	$26,249	$55,837	$12,164	$73,752	$—	$—	$242,041
Year-to-date charge-offs	$—	$—	$—	$—	$—	$413	$—	$—	$413
SBA—non-real estate
Pass	$5,838	$7,538	$3,697	$1,695	$79	$2,967	$—	$—	$21,814
Special mention	13	—	—	—	—	—	—	—	13
Substandard	—	183	89	169	—	214	—	—	655
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$5,851	$7,721	$3,786	$1,864	$79	$3,181	$—	$—	$22,482
Year-to-date charge-offs	$—	$—	$3	$—	$—	$33	$—	$—	$36
C&I
Pass	$7,942	$19,098	$8,737	$10,379	$11,799	$1,364	$159,857	$756	$219,932
Special mention	—	—	—	—	—	—	1,000	—	1,000

Substandard	—	—	—	—	218	—	120	—	338
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$7,942	$19,098	$8,737	$10,379	$12,017	$1,364	$160,977	$756	$221,270
Year-to-date charge-offs	$—	$—	$41	$157	$—	$—	$—	$—	$198
Home mortgage
Pass	$136,984	$33,996	$50,255	$244,188	$64,949	$41,788	$—	$—	$572,160
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,140	—	—	—	—	2,140
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$136,984	$33,996	$50,255	$246,328	$64,949	$41,788	$—	$—	$574,300
Year-to-date charge-offs	$—	$—	$—	$77	$—	$14	$—	$—	$91
Consumer
Pass	$—	$—	$—	$—	$—	$—	$1,353	$—	$1,353
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$—	$1,353	$—	$1,353
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$537,377	$330,787	$174,980	$526,838	$246,308	$172,800	$171,763	$756	$2,161,609
Special mention	13	2,581	—	3,409	2,636	1,246	1,000	—	10,885
Substandard	—	776	2,859	12,653	563	4,204	120	—	21,175
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$537,390	$334,144	$177,839	$542,900	$249,507	$178,250	$172,883	$756	$2,193,669
Year-to-date charge-offs	$—	$—	$44	$234	$—	$589	$—	$—	$867

	December 31, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total(1)
($ in thousands)	2024	2023	2022	2021	2020	Prior
CRE
Pass (1)	$201,141	$85,056	$191,287	$137,425	$88,993	$250,291	$17,012	$—	$971,205
Special mention	—	—	579	2,246	—	—	—	—	2,825
Substandard (1)	—	1,580	—	—	—	4,637	—	—	6,217
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$201,141	$86,636	$191,866	$139,671	$88,993	$254,928	$17,012	$—	$980,247
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass (1)	$31,441	$26,508	$48,821	$21,396	$16,166	$77,671	$—	$—	$222,003
Special mention	—	—	2,345	—	—	739	—	—	3,084
Substandard (1)	—	1,182	2,520	291	—	2,882	—	—	6,875
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$31,441	$27,690	$53,686	$21,687	$16,166	$81,292	$—	$—	$231,962
Year-to-date charge-offs	$—	$—	$—	$66	$—	$—	$—	$—	$66
SBA—non-real estate
Pass (1)	$10,443	$4,498	$2,198	$154	$1,421	$2,865	$—	$—	$21,579
Special mention	—	—	—	—	—	—	—	—	—
Substandard (1)	—	—	121	—	39	9	—	—	169
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$10,443	$4,498	$2,319	$154	$1,460	$2,874	$—	$—	$21,748
Year-to-date charge-offs	$—	$—	$—	$—	$—	$27	$—	$—	$27
C&I
Pass	$19,712	$11,525	$14,016	$18,122	$3,356	$2,664	$140,278	$3,024	$212,697

Special mention	—	—	—	—	—	—	400	—	400
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$19,712	$11,525	$14,016	$18,122	$3,356	$2,664	$140,678	$3,024	$213,097
Year-to-date charge-offs	$—	$44	$—	$—	$—	$—	$—	$—	$44
Home mortgage
Pass	$42,112	$63,000	$284,208	$70,326	$17,749	$32,129	$—	$—	$509,524
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$42,112	$63,000	$284,208	$70,326	$17,749	$32,129	$—	$—	$509,524
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$27	$—	$—	$—	$—	$—	$247	$—	$274
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$27	$—	$—	$—	$—	$—	$247	$—	$274
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass (1)	$304,876	$190,587	$540,530	$247,423	$127,685	$365,620	$157,537	$3,024	$1,937,282
Special mention	—	—	2,924	2,246	—	739	400	—	6,309
Substandard (1)	—	2,762	2,641	291	39	7,528	—	—	13,261
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$304,876	$193,349	$546,095	$249,960	$127,724	$373,887	$157,937	$3,024	$1,956,852
Year-to-date charge-offs	$—	$44	$—	$66	$—	$27	$—	$—	$137

(1)As of December 31, 2025 and 2024, $27.3 million and $16.3 million, respectively, of criticized loans with payments guaranteed by government agencies were classified as "Pass" rated.
Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
Leasehold improvements	$11,009	$10,019
Furniture and fixtures	5,480	4,902
Equipment and others	4,000	3,831
Total premises and equipment	20,489	18,752
Accumulated depreciation	(14,745)	(13,303)
Total premises and equipment, net	$5,744	$5,449

Total depreciation expense included in Occupancy and equipment in the Consolidated Statements of Income was $1.4 million for both the years ended December 31, 2025 and 2024 and $1.3 million for the year ended December 31, 2023.
Note 5. Servicing Assets

The Company recognizes the rights to service SBA loans for others as servicing assets when the benefit of servicing is expected to more than adequately compensation the Company for performing the servicing. Servicing assets are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2025 and 2024, the Company serviced SBA loans for others with principal balances of $682.9 million and $700.9 million, respectively.
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and evaluates each group for impairment based on the fair value. Based on the impairment test as of December 31, 2025 and 2024, there was no valuation allowance for impairment.
The following table presents the activity in the servicing assets for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Beginning balance	$10,834	$11,741	$12,759
Additions from loans sold with servicing retained	2,727	2,841	3,400
Amortized to expense	(3,504)	(3,748)	(4,418)
Ending balance	$10,057	$10,834	$11,741

The fair value of the servicing assets was $14.8 million as of December 31, 2025, which was determined using discount rates ranging from 4.97% to 11.77% and prepayment speeds ranging from 12.90% to 13.60%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $16.2 million as of December 31, 2024, which was determined using discount rates ranging from 4.07% to 11.29% and prepayment speeds ranging from 12.90% to 13.60% depending on the stratification of the specific assets.
The fair value of the servicing assets was $17.2 million as of December 31, 2023, which was determined using discount rates ranging from 3.75% to 11.00% and prepayment speeds ranging from 12.80% to 13.20% depending on the stratification of the specific assets.
Note 6. Leases
The Company leases buildings mainly for bank branches and office space from nonaffiliated parties with lease terms of 1 to 10 years as of December 31, 2025. Certain lease arrangements have optional extensions of about 5 years, but these are not included in the lease term unless reasonably certain.

The table below summarizes total lease cost for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Operating lease cost	$2,479	$2,352	$2,280
Variable lease cost	638	985	844
Total lease cost	$3,117	$3,337	$3,124

The tables below summarize other information related to the Company’s operating leases as of the associated period:

	As of and For Year Ended December 31,
($ in thousands)	2025	2024	2023
Operating right-of-use assets	$8,804	$7,415	$8,497
Operating lease liabilities	11,175	7,857	9,341
Weighted average remaining lease term - operating leases	4.5 years	4.7 years	5.5 years
Weighted average discount rate - operating leases	2.97%	2.45%	2.47%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$560	$2,751	$2,511

Rent expense was $3.1 million, $3.3 million and $3.1 million for the years ended December 31, 2025 and 2024 and 2023, respectively.

The table below summarizes the remaining contractually obligated lease payments and a reconciliation to the lease liability reported on the Consolidated Balance Sheets as of December 31, 2025:

($ in thousands)	Amount
2026	$3,038
2027	2,930
2028	2,510
2029	2,169
2030	640
Thereafter	819
Total lease payments	12,106
Discount to present value	(931)
Total lease liability	$11,175

Note 7. Deposits
Time deposits that exceed the FDIC insurance limit of $250 thousand as of December 31, 2025 and 2024 were $684.0 million and $565.8 million, respectively.

The following table presents the scheduled contractual maturities of time deposits as of December 31, 2025:

($ in thousands)	Amount
2026	$1,368,947
2027	1,626
2028	945
2029	68
2030 and thereafter	30
Total	$1,371,616

Note 8. Borrowing Arrangements
As of December 31, 2025, the Company had $75.0 million advances from FHLB with a weighted average interest rate of 3.55% and a weighted average remaining term of 2.1 years, compared to $95.0 million advances with a weighted average interest rate of 4.34% and a weighted average remaining term of 0.2 years as of December 31, 2024. The Company has a letter of credit with the FHLB in the amount of $135.0 million and $100.0 million to secure public deposits as of December 31, 2025 and 2024, respectively.

The Company had available borrowing capacity from the following institutions as of December 31, 2025:

($ in thousands)	Amount
FHLB	$443,629
Federal Reserve Bank	208,859
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$752,488

The Company has pledged approximately $1.64 billion and $1.41 billion of loans as collateral for these lines of credit as of December 31, 2025 and 2024, respectively.
Note 9. Subordinated Note
On November 7, 2025, OP Bancorp issued in a private placement a $25.0 million principal amount of fixed-to-floating rate note due 2035 (the "2035 Note"). The 2035 Note will mature on November 15, 2035, From the original issue date to, but excluding, November 15, 2030, the 2035 Note will bear interest at a fixed rate of 7.50% per annum and payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2026. Thereafter, until maturity or earlier redemption, the 2035 Note will bear interest a floating rate, reset quarterly, equal to the three-month term Secured Overnight Financing Rate ("SOFR") plus 411 basis points and payable in arrears on February 15, May 15, August 15, and November 15 of each year. The Company may, at its option, redeem the 2035 Note, in whole or part, at any time after the fifth anniversary of issuance, subject to any required regulatory approvals. The 2035 Note is qualified as tier 2 capital under current regulatory guidelines and interpretations. Debt issuance costs incurred in connection with the issuance of the 2035 Note totaled $426 thousand and were capitalized in accordance with ASC 835-30. These costs are presented as a direct deduction from the carrying amount of the subordinated note on the Consolidated Balance Sheet and are amortized into interest expense over the contractual term of the note using the straight-line method. As of December 31, 2025, the balance of the 2035 Note, net of unamortized debt issuance cost was $24.6 million. The amortization of debt issuance cost was $12 thousand for the year ended December 31, 2025.

Note 10. Income Taxes
The following table presents the components of income taxes expense (benefit) from continuing operations for the years ended December 31, 2025, 2024 and 2023. The Company conducts operations solely in the U.S. and does not have any foreign operations; accordingly, the Company does not have pretax income or income tax expense related to foreign jurisdictions:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Current income tax expense:
Federal	$6,712	$6,610	$6,238
State	2,899	3,000	3,332
Total current income tax expense	9,611	9,610	9,570
Deferred income tax expense (benefit):
Federal	(91)	(982)	217
State	172	(618)	(214)
Total deferred income tax expense (benefit)	81	(1,600)	3
Total income tax expense	$9,692	$8,010	$9,573

The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024 (1)		2023 (1)
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax rate	$7,419	21.0%	$6,107	21.0%	$7,033	21.0%
State and local income taxes, net of federal income tax effect (2)	2,490	7.0	2,255	7.8	2,696	8.0
Tax credits, net of amortization (3)	(215)	(0.6)	(201)	(0.7)	(105)	(0.3)
Nontaxable or nondeductible items	7	0.0	54	0.2	64	0.2
Other	(9)	0.0	(205)	(0.7)	(115)	(0.3)
Total	$9,692	27.4%	$8,010	27.6%	$9,573	28.6%

(1)Prior periods were retrospectively presented in accordance with ASU 2023-09.
(2)State tax in California made up the majority (greater than 50 percent) of the tax effect in this category.
(3)Includes impacts of affordable housing tax credit investments.

The significant components of deferred tax assets and liabilities as of December 31, 2025 and 2024 are reflected in the following table:

	December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Organizational costs	$13	$15
Allowance for credit losses	7,981	7,331
Loans held for sale	235	108
Stock-based compensation	103	574
Accrued compensation	295	322
Lease liability	3,188	2,323
State taxes	619	645
Net unrealized loss on AFS debt securities	3,854	6,394
Net unrealized loss on swap	241	75
Nonaccrual loan interest income	—	224
Other	177	242
Total deferred tax assets	16,706	18,253
Deferred tax liabilities:
Loan origination costs	(795)	(388)
Depreciation	(932)	(498)
Right of use asset	(2,512)	(2,192)
Other	(29)	(282)
Total deferred tax liabilities	(4,268)	(3,360)
Net deferred tax asset	$12,438	$14,893

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management reevaluated all positive and negative evidence that existed and concluded all deferred tax assets are realizable. Therefore, no valuation allowance was necessary as of December 31, 2025 and 2024. There were no interest or penalties recognized as a component of Income tax expense in the years ended December 31, 2025 or 2024.

The Company is subject to U.S. Federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination by Federal taxing authorities for tax years prior to 2022 and for state and local taxing authorities for tax years prior to 2021.
Note 11. Commitments and Contingencies
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

The following table presents the distribution of undisbursed credit-related commitments as of December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
Loan commitments	$325,072	$261,446
Standby letter of credit	23,389	21,059
Commercial letter of credit	63	49
Total undisbursed credit related commitments	$348,524	$282,554

Investments in low-income housing partnership

The Company invests in qualified affordable housing partnerships. The following table shows the investments and unfunded commitments of the Company's low-income housing partnerships as of December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
Investments in low-income housing partnerships (1)	$18,155	$15,191
Unfunded commitments to fund investments for low-income housing partnerships (1)	7,137	7,622

(1)These balances are reflected in Other assets and Other liabilities on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2042.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $2.0 million, $1.7 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, the Company recognized tax credits and other benefits of $2.9 million, $2.5 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Legal Proceedings
From time to time the Company or the Bank are parties to legal proceedings in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss is probable and its amount can be reasonably estimated with specificity or within a given range. Management estimates the likelihood and the amount of a possible loss using current available information from legal proceedings, advice from legal counsel, and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from any legal proceedings. The Company is not presently subject to any legal action for which an accrual is required and, accordingly, no accrual has been recorded; however, actual exposure and ultimate losses may differ from current expectations. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to management as of December 31, 2025, management does not believe there are any pending legal proceedings to which the Company or the Bank is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note 12. Stock-Based Compensation
The Company has one stock-based compensation plan, the OP Bancorp 2021 Equity Incentive Plan ("2021 Plan") as of December 31, 2025. The Board of Directors approved the 2021 Plan, an equity incentive plan for granting stock options and restricted stock awards to key employees, officers, and non-employee directors of the Company. An aggregate of 1,500,000 shares of the Company’s common stock were authorized under the 2021 Plan. The exercise prices of stock options granted under the plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. There are no stock options granted under the 2021 Plan as of December 31, 2025 and 2024.

Restricted stock awards issued under the 2021 Plan may or may not be subject to vesting provisions. These awards do not confer voting rights or receive dividend entitlements until the shares have vested.

The following table presents a summary of the activity in the Company’s restricted stock awards under the 2021 Plan for the year ended December 31, 2025:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding (unvested), as of January 1, 2025	250,088	$11.78	$3,954
Awards granted	96,423	13.04
Awards vested	(193,138)	11.96
Awards forfeited	(22,348)	11.18
Outstanding (unvested), as of December 31, 2025	131,025	$12.51	$1,850

The following table presents compensation cost and the related tax benefit for the restricted stock awards under the 2021 Plan for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Stock compensation cost	$699	$1,165	$1,286
Tax benefit (provision) realized from awards vested	61	(3)	(34)

There were 1,062,190 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of December 31, 2025. The Company had approximately $1.3 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of December 31, 2025. The Company expects to recognize these costs over a weighted average period of 3.1 years.
Note 13. Employee Benefit Plan
The Company sponsors a defined contribution plan, the 401(k) profit sharing plan (the “401(k) Plan”), which provides retirement benefits funded by participant contributions and, at the Company's discretion, employer contributions. Employees are eligible to participate in the 401(k) Plan on the first day of the calendar month following completion of three months of service and attainment of age 18. Participants may contribute up to the maximum amount permitted under applicable IRS Code limitations. Each year, the Company may elect to make matching contributions to the 401(k) Plan. Employer contributions totaled $1.2 million, $1.1 million and $986 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 14. Fair Value of Financial Instruments
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
Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.
AFS Debt Securities — The fair values of investment securities are determined by matrix pricing, which is a mathematical technique used to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management obtains the fair values of investment securities on a monthly basis from a third-party pricing service.
Equity Investments — The Company has an equity investment with readily determinable fair value. The fair value for the equity investment with readily determinable fair value is obtained from unadjusted quoted prices in active markets on the date of measurement and classified as Level 1.
Derivatives — The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Assets:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$32,694	$—	$32,694	$—
Residential collateralized mortgage obligations	154,463	—	154,463	—
Municipal securities - tax exempt	5,628	—	5,628	—
Equity Investments:
Mutual fund - CRA qualified	3,757	3,757	—	—
Liabilities:
Derivative financial instruments	$888	$—	$888	$—
December 31, 2024
Assets:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,076	$—	$37,076	$—
Residential collateralized mortgage obligations	143,041	—	143,041	—
Municipal securities - tax exempt	5,792	—	5,792	—
Equity Investments:
Mutual fund - CRA qualified	3,532	3,532	—	—
Derivative financial instruments	368	—	368	—
Liabilities:
Derivative financial instruments	$579	$—	$579	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value and write-downs of individual assets.
Collateral-dependent loans — Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale or operation of the underlying collateral and there are no other available and reliable sources of repayment. Fair value for collateral-dependent loans are measured based on the value of the collateral securing these loans and are classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraisals may utilize a single valuation approach or a combination or approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Appraised values are reviewed by management using historical knowledge, market considerations, and knowledge of the client and client’s business.

Other Real Estate Owned — Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of December 31, 2025 and 2024:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Collateral-dependent loans:
CRE	$450	$—	$—	$450
SBA—real estate	3,330	—	—	3,330
Total	$3,780	$—	$—	$3,780
December 31, 2024
Collateral-dependent loans:
CRE	$173	$—	$—	$173
SBA—real estate	952	—	—	952
OREO (1)	1,237	—	—	1,237
Total	$2,362	$—	$—	$2,362

(1)Represents the carrying value of OREO property that was written down subsequent to its initial classification as OREO.

The following table presents the increase (decrease) in value of certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized during the respective periods:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Collateral-dependent loans:
SBA—real estate	$27	$—	$—
Total	$27	$—	$—

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of December 31, 2025 and 2024:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs(1)
December 31, 2025
Collateral-dependent loans:
CRE	$450	Income approach - income capitalization	Capitalization rate	7.9% to 11.0%	8.3%
SBA—real estate	3,145	Income approach - income capitalization	Capitalization rate	6.0% to 12.4%	8.9%
SBA—real estate	185	Sales comparison	Market data comparison	(13.0)% to 13.0%	1.5%
December 31, 2024
Collateral-dependent loans:
CRE	$173	Income approach - income capitalization	Capitalization rate	5.5% to 7.3%	6.0%
SBA—real estate	$539	Income approach - income capitalization	Capitalization rate	5.5% to 7.3%	10.4%
SBA—real estate	$413	Sales comparison approach	Market data / purchase price	n/a	n/a
OREO	$1,237	Sales comparison approach	Market data comparison	(3.7)% to 2.2%	(0.5)%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of December 31, 2025 and 2024.

Financial Instruments

The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of December 31, 2025 and 2024 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	December 31, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$167,311	$167,311	$—	$—	$167,311
Loans held-for-sale	11,443	—	12,267	—	12,267
Loans receivable, net	2,165,694	—	—	2,243,772	2,243,772
Accrued interest receivable, net	10,482	7	1,708	8,767	10,482
Other investments:
FHLB and PCBB stock	13,346	N/A	N/A	N/A	N/A
Time deposits placed	105	—	105	—	105
Servicing assets	10,057	—	—	14,846	14,846
Financial liabilities:
Deposits	2,280,547	—	2,283,339	—	2,283,339
FHLB advances	75,000	—	75,792	—	75,792
Subordinated note, net	24,586	—	24,845	—	24,845
Accrued interest payable	14,595	—	14,595	—	14,595

	December 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$134,943	$134,943	$—	$—	$134,943
Loans held-for-sale	4,581	—	4,946	—	4,946
Loans receivable, net	1,932,056	—	—	1,986,813	1,986,813
Accrued interest receivable, net	9,188	181	888	8,119	9,188
Other investments:
FHLB and PCBB stock	12,805	N/A	N/A	N/A	N/A
Time deposits placed	100	—	100	—	100
Servicing assets	10,834	—	—	16,159	16,159
Financial liabilities:
Deposits	2,027,285	—	2,026,092	—	2,026,092
FHLB advances	95,000	—	94,986	—	94,986
Accrued interest payable	16,067	—	16,067	—	16,067

Note 15. Derivative Financial Instruments

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. As of December 31, 2025, the Company anticipates reclassifying an estimated $580 thousand of pre-tax of deferred net gains from AOCI into earnings during the next 12 months. For the Company's accounting policy on derivatives, see Note 1. Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2025 and 2024:

	Derivative Assets			Derivative Liabilities
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2025
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$—	Other assets	$—	$75,000	Other liabilities	$888
Total derivatives designated as hedging instruments			$—			$888
December 31, 2024
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$25,000	Other assets	$368	$50,000	Other liabilities	$579
Total derivatives designated as hedging instruments			$368			$579

The following table presents the pre-tax changes in AOCI from cash flow hedges for the years ended December 31, 2025 and 2024:

($ in thousands)	(Losses) gains Recognized in AOCI	Location of Gains (Losses) Reclassified from AOCI into Earnings	Gains (Losses) Reclassified from AOCI into Earnings
Year Ended December 31, 2025
Interest rate contracts	$(531)	Interest expense on deposits	$57
Total	$(531)		$57
Year Ended December 31, 2024
Interest rate contracts	$75	Interest expense on deposits	$328
Total	$75		$328

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025
Derivatives assets	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—
December 31, 2024
Derivatives assets	$368	$—	$368	$—	$368	$—
Total	$368	$—	$368	$—	$368	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2025
Derivatives liabilities	$888	$—	$888	$—	$888	$—
Total	$888	$—	$888	$—	$888	$—
December 31, 2024
Derivatives liabilities	$579	$—	$579	$—	$579	$—
Total	$579	$—	$579	$—	$579	$—

Note 16. Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends. equity repurchases and compensation based on the amount of the shortfall. As of both December 31, 2025 and 2024, the Bank met all capital adequacy requirements. On November 7, 2025, the Company issued a $25.0 million subordinated note. This qualified as Tier 2 capital at the consolidated level and Tier 1 capital at the Bank level under current regulatory guidelines and interpretations.

The following tables present the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	December 31, 2025
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$289,562	13.31%	N/A	N/A	N/A	N/A
Bank	289,464	13.30	$174,139	8.00%	$217,673	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A
Bank	262,255	12.05	130,604	6.00	174,139	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A
Bank	262,255	12.05	97,953	4.50	141,488	6.50
Tier 1 capital (to average assets)
Consolidated	237,791	8.99	N/A	N/A	N/A	N/A
Bank	262,255	9.91	105,826	4.00	132,282	5.00

	December 31, 2024
	Actual(1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$244,659	12.60%	N/A	N/A	N/A	N/A
Bank	242,966	12.50	$155,463	8.00%	$194,328	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A
Bank	218,675	11.25	116,597	6.00	155,463	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	220,390	11.35	N/A	N/A	N/A	N/A
Bank	218,675	11.25	87,448	4.50	126,313	6.50
Tier 1 capital (to average assets)
Consolidated	220,390	9.27	N/A	N/A	N/A	N/A
Bank	218,675	9.20	95,055	4.00	118,819	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purpose.

Note 17. Earnings Per Share

The following table presents the calculation of the basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023. For more information on the calculation of EPS, see Note 1. Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K:

	Year Ended December 31,
($ in thousands, except share and per share data)	2025	2024	2023
Basic
Net income	$25,635	$21,069	$23,918
Distributed and undistributed earnings allocated to participating securities	—	(375)	(476)
Net income allocated to common shares	$25,635	$20,694	$23,442
Weighted average common shares outstanding	14,872,429	14,871,876	15,149,597
Basic EPS	$1.72	$1.39	$1.55
Diluted
Net income allocated to common shares	$25,635	$20,694	$23,442
Weighted average common shares outstanding for basic earnings per common share	14,872,429	14,871,876	15,149,597
Add: Dilutive effects of assumed exercises of stock options (1)	33,625	—	9,260
Average shares and dilutive potential common shares	14,906,054	14,871,876	15,158,857
Diluted EPS	$1.72	$1.39	$1.55

(1)Approximately 16 thousand weighted-average shares of anti-dilutive restricted stock awards were excluded from the diluted EPS computation for the year ended December 31, 2025. no shares of common stock was antidilutive for the years of December 31, 2024 and 2023.

Note 18. Related-Party Transactions
During the years ended December 31, 2025, 2024 and 2023, the Company made charitable contributions totaling $2.6 million, $2.1 million, and $2.4 million, respectively, to the Open Stewardship Foundation. The Foundation's Board of Directors and Executive Officers are comprised primarily of the Company's insiders, all of whom serve on a voluntary basis and receive no compensation for their service. The Company's bylaws require an annual donation to the Foundation equal to 10% of consolidated after-tax net income, subject to legal and regulatory restrictions. The transaction was reviewed and approved in accordance with the Company's related-party transaction policy. The Company had no other material related-party transactions requiring disclosure.

Note 19. Parent Company Condensed Financial Statements

The following tables present the Parent Company-only condensed financial statements:

Condensed Balance Sheets

	December 31,
($ in thousands)	2025	2024
Assets
Cash and cash equivalents	$973	$1,463
Investment in bank subsidiary	252,356	203,278
Other assets	190	390
Total assets	$253,519	$205,131
Liabilities and shareholders' equity
Subordinated note (net of unamortized debt issuance cost of $414,000)	$24,586	$—
Other liabilities	1,040	138
Shareholders’ equity	227,893	204,993
Total liabilities and shareholders' equity	$253,519	$205,131

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Income
Dividends from bank subsidiary	$7,686	$10,560	$11,789
Expense
Interest expense on subordinated note	278	—	—
Salaries and employee benefits	264	238	227
Occupancy and equipment	255	268	260
Directors’ fees	205	219	228
Other expense	304	300	234
Total expense	1,306	1,025	949
Income before income tax benefit and equity in undistributed income of bank subsidiary	6,380	9,535	10,840
Income tax benefit	254	295	252
Equity in undistributed income of bank subsidiary	19,001	11,239	12,826
Net income	25,635	21,069	23,918
Other comprehensive income, net of tax	5,156	38	2,392
Comprehensive income	$30,791	$21,107	$26,310

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$25,635	$21,069	$23,918
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of bank subsidiary	(19,001)	(11,239)	(12,826)
Other, net	790	37	(789)
Net change in:
Other assets	200	(213)	145
Other liabilities	929	79	59
Net cash provided by operating activities	8,553	9,733	10,507
Cash flows from investing activities
Payments for investments in bank subsidiary	(25,000)	—	—
Net cash used in investing activities	(25,000)	—	—
Cash flows from financing activities
Proceeds from issuance of subordinated note, net of cost	24,574	—	—
Common stock:
Issuance of stock pursuant to various stock plans	—	160	888
Repurchase	(706)	(2,743)	(3,934)
Cash dividends paid	(7,133)	(7,143)	(7,269)
Payments related to tax-withholding for vested restricted stock awards	(778)	(197)	(98)
Net cash provided by (used in) financing activities	15,957	(9,923)	(10,413)
Net change in cash and cash equivalents	(490)	(190)	94
Cash and cash equivalents at beginning of year	1,463	1,653	1,559
Cash and cash equivalents at end of year	$973	$1,463	$1,653