Form 10-Q
period 2026-03-31
OP Bancorp
filed 2026-05-15
CIK 1722010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Number of shares outstanding of the Registrant’s Common Stock as of April 30, 2026 was 14,894,239.

INTRODUCTION

This Quarterly Report on Form 10-Q (this "Form 10-Q") is filed by OP Bancorp, a California corporation and a registered bank holding company (“Company”) with respect to its consolidated financial condition, results of operations, and business as of March 31, 2026. The Company’s primary business operations are conducted through its wholly owned subsidiary, Open Bank, a California chartered commercial bank (“Bank”), and unless the context requires otherwise, statements about the Company generally are intended to describe the consolidated operations of the Company and the Bank.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash and due from banks	$12,842	$10,911
Interest-bearing deposits with banks	147,418	156,400
Cash and cash equivalents	160,260	167,311
Available-for-sale ("AFS") debt securities, at fair value	209,006	192,785
Other investments	17,213	17,208
Loans held-for-sale	9,498	11,443
Net loans (net of allowance for credit losses on loans of $28,406 and $27,975)	2,205,853	2,165,694
Premises and equipment, net	5,516	5,744
Accrued interest receivable	10,683	10,482
Servicing assets	9,834	10,057
Company owned life insurance	23,794	23,616
Deferred tax assets, net	12,417	12,438
Operating right-of-use assets	8,253	8,804
Other assets	26,300	24,644
TOTAL ASSETS	$2,698,627	$2,650,226

LIABILITIES
Deposits:
Noninterest-bearing	$546,550	$520,865
Interest-bearing:
Money market and others	398,756	388,066
Time deposits greater than $250	743,153	683,956
Other time deposits	638,835	687,660
Total deposits	2,327,294	2,280,547
Federal Home Loan Bank ("FHLB") advances	75,000	75,000
Subordinated note (net of unamortized debt issuance cost of $392 and $414)	24,607	24,586
Accrued interest payable	15,181	14,595
Operating lease liabilities	10,508	11,175
Other liabilities	13,326	16,430
Total liabilities	2,465,916	2,422,333
SHAREHOLDERS' EQUITY
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – no par value; 50,000,000 shares authorized; 14,894,239 and 14,889,540 shares issued and outstanding	73,018	73,018
Additional paid-in capital	11,995	11,849
Retained earnings	158,730	153,283
Accumulated other comprehensive loss, net of tax	(11,032)	(10,257)
Total shareholders’ equity	232,711	227,893
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,698,627	$2,650,226

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2026	2025
INTEREST INCOME
Interest and fees on loans	$34,879	$31,689
Interest on AFS debt securities	1,761	1,496
Other interest income	1,897	1,674
Total interest income	38,537	34,859
Interest expense
Interest on deposits	16,845	16,608
Interest on borrowings	679	833
Interest on subordinated note	490	—
Total interest expense	18,014	17,441
Net interest income	20,523	17,418
Provision for credit losses	412	736
Net interest income after provision for credit losses	20,111	16,682
NONINTEREST INCOME
Service charges on deposits	463	1,000
Loan servicing fees, net of amortization	722	1,007
Gains on sale of loans	2,050	2,019
Other income	797	790
Total noninterest income	4,032	4,816
NONINTEREST EXPENSE
Salaries and employee benefits	9,276	8,776
Occupancy and equipment	1,811	1,581
Data processing and communication	411	296
Professional fees	399	407
FDIC insurance and regulatory assessments	418	487
Promotion and advertising	120	156
Directors’ fees	144	180
Foundation donation and other contributions	725	556
Other expenses	929	1,375
Total noninterest expense	14,233	13,814
INCOME BEFORE INCOME TAX EXPENSE	9,910	7,684
Income tax expense	2,676	2,124
NET INCOME	$7,234	$5,560
BASIC EARNINGS PER SHARE ("EPS")	$0.49	$0.37
DILUTED EPS	$0.48	$0.37

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net income	$7,234	$5,560
Other comprehensive (loss) income, net of tax:
Net change in AFS debt securities	(1,084)	2,233
Net change in cash flow hedges	309	(362)
Total other comprehensive (loss) income	(775)	1,871
Comprehensive income	$6,459	$7,431

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at December 31, 2025	14,889,540	$73,018	$11,849	$153,283	$(10,257)	$227,893
Net income	—	—	—	7,234	—	7,234
Other comprehensive loss	—	—	—	—	(775)	(775)
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	4,699	—	(34)	—	—	(34)
Stock-based compensation, net	—	—	180	—	—	180
Cash dividends declared ($0.12 per share)	—	—	—	(1,787)	—	(1,787)
Balance at March 31, 2026	14,894,239	$73,018	$11,995	$158,730	$(11,032)	$232,711

Balance at December 31, 2024	14,819,866	$73,697	$11,928	$134,781	$(15,413)	$204,993
Net income	—	—	—	5,560	—	5,560
Other comprehensive income	—	—	—	—	1,871	1,871
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	94,395	—	(717)	—	—	(717)
Stock-based compensation, net	—	—	160	—	—	160
Repurchase of common stock	—	—	—	—	—	—
Cash dividends declared ($0.12 per share)	—	—	—	(1,778)	—	(1,778)
Balance at March 31, 2025	14,914,261	$73,697	$11,371	$138,563	$(13,542)	$210,089

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cash flows from operating activities
Net income	$7,234	$5,560
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	412	736
Deferred income tax expense	330	923
Depreciation, amortization and accretion, net	2,067	1,280
Gains on sale of loans	(2,050)	(2,019)
Stock-based compensation	180	160
Earnings on company owned life insurance	(178)	(172)
Origination of loans held-for-sale	(31,596)	(32,216)
Proceeds from sales of loans held-for-sale	34,877	33,580
Net change in:
Accrued interest receivable and other assets	(2,308)	(1,238)
Accrued interest payable and other liabilities	(1,251)	(977)
Net cash provided by operating activities	7,717	5,617
Cash flows from investing activities
Net change in loans receivable	(40,021)	(85,216)
Proceeds from matured, called, or paid-down AFS debt securities	11,783	6,600
Purchase of loans	—	(1,750)
Purchase of AFS debt securities	(29,706)	—
Purchase of premises and equipment, net	(114)	(1,424)
Net change in investments in low-income housing partnerships	(1,636)	—
Net cash used in investing activities	(59,694)	(81,790)
Cash flows from financing activities
Net change in deposits	46,747	162,586
Proceeds from FHLB advances	25,000	—
Repayment of FHLB advances	(25,000)	(20,000)
Cash dividend paid on common stock	(1,787)	(1,778)
Payments related to tax-withholding for vested restricted stock awards	(34)	(717)
Net cash provided by financing activities	44,926	140,091
Net change in cash and cash equivalents	(7,051)	63,918
Cash and cash equivalents at beginning of period	167,311	134,943
Cash and cash equivalents at end of period	$160,260	$198,861
Supplemental cash flow information:
Cash paid during the period for:
Income taxes
State/Local
New York	$25	$14
Virginia	2	—
New Jersey	2	—
Georgia	2	7
Total income taxes paid	$31	$21
Interest	17,428	18,514

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
The accompanying unaudited Consolidated Financial Statements and notes thereto have been prepared in accordance with the Securities and Exchange Commission's (“SEC”) rules and regulations for Form 10-Q, conform to practices within the banking industry, and include all of information and disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial results for the interim periods presented, including eliminating intercompany transactions and balances. Certain items in our Consolidated Financial Statements and notes for prior periods have been reclassified to conform to the current presentation. Reclassification had no effect on prior year net income or shareholders' equity. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report on Form 10-K”). Descriptions of our significant accounting policies are included in Note 1. Significant Accounting Policies to Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

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

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$33,911	$—	$(2,625)	$31,286
Residential collateralized mortgage obligations	184,192	652	(12,647)	172,197
Municipal securities - tax exempt	5,929	—	(406)	5,523
Total AFS debt securities	$224,032	$652	$(15,678)	$209,006

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$35,279	$—	$(2,585)	$32,694
Residential collateralized mortgage obligations	165,103	1,219	(11,859)	154,463
Municipal securities - tax exempt	5,913	—	(285)	5,628
Total AFS debt securities	$206,295	$1,219	$(14,729)	$192,785

Expected maturities may differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of AFS debt securities as of March 31, 2026, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
Within one year	$14	$14
After one year through five years	501	490
After five years through ten years	20,594	19,061
After ten years	202,923	189,441
Total AFS debt securities	$224,032	$209,006

The following tables present the fair values and the associated gross unrealized losses of AFS debt securities, aggregated by length of time that the securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$4,293	$(34)	$26,993	$(2,591)	$31,286	$(2,625)
Residential collateralized mortgage obligations	36,810	(297)	77,347	(12,350)	114,157	(12,647)
Municipal securities - tax exempt	2,977	(124)	2,546	(282)	5,523	(406)
Total AFS debt securities	$44,080	$(455)	$106,886	$(15,223)	$150,966	$(15,678)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	$—	$32,694	$(2,585)	$32,694	$(2,585)
Residential collateralized mortgage obligations	—	—	80,404	(11,859)	80,404	(11,859)
Municipal securities - tax exempt	3,038	(57)	2,590	(228)	5,628	(285)
Total AFS debt securities	$3,038	$(57)	$115,688	$(14,672)	$118,726	$(14,729)

As of March 31, 2026 and December 31, 2025, the number of AFS debt securities in an unrealized loss position was 83 and 78, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company's AFS debt securities portfolio was primarily composed of securities issued, guaranteed, or otherwise supported by the U.S. government. These securities were considered to have a zero credit loss assumption, and no material changes in credit ratings or adverse conditions were identified. Approximately 97% of the portfolio consisted of residential mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies, including Ginnie Mae, Fannie Mae and Freddie Mac. The remaining 3% consisted of the portfolio comprised of tax-exempt municipal securities. These securities were evaluated using similar criteria, including issuer credit ratings and financial condition. No significant deterioration in credit quality or adverse developments were noted for these securities, and there were no downgrades in credit ratings during the period. Based on this evaluation, the Company did not record an allowance for credit losses on its AFS debt securities as of March 31, 2026 and December 31, 2025. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1. Significant Accounting Policies to Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

The amortized cost of the AFS debt securities excluded accrued interest receivables of $627 thousand and $604 thousand as of March 31, 2026 and December 31, 2025, respectively, which are included in Accrued interest receivable on the Consolidated Balance Sheets. For additional information on the Company's accounting policy related to securities' accrued interest receivables and impairment, see Note 1.Significant Accounting Policies to Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

As of March 31, 2026 and December 31, 2025, there were no pledged securities to secure public deposits, borrowing and letters of credit from the FHLB and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
FHLB stock	$13,156	$13,156
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified (1)	3,762	3,757
Time deposits placed in other banks	105	105
Total other investments	$17,213	$17,208

(1)The Company recorded $(24) thousand and $52 thousand unrealized (losses) gains for the three months ended March 31, 2026 and 2025 respectively. The unrealized (losses) gains of the mutual fund are included in other income in the Consolidated Statements of Income.
Note 3 — Loans and Allowance for Credit Losses on Loans

Loans

The following table presents the composition of the loan portfolio as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Commercial real estate ("CRE")	$1,173,366	$1,132,223
Small Business Administration ("SBA")—real estate	260,714	242,041
SBA—non-real estate	23,468	22,482
C&I	219,367	221,270
Home mortgage	556,952	574,300
Consumer	392	1,353
Gross loans	2,234,259	2,193,669
Allowance for credit losses	(28,406)	(27,975)
Net loans (1)	$2,205,853	$2,165,694

(1)Includes net deferred loan costs (fees) and net unamortized premiums (discounts) of $(844) thousand as of March 31, 2026 and $(331) thousand as of December 31, 2025.

Allowance for Credit Losses on Loans

For loans that share risk characteristics, the Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of Current Expected Credit Losses ("CECL"), the Company elected not to consider accrued interest receivable in its estimated credit losses as the Company writes off the uncollectible accrued interest receivable in a timely manner. Generally, loans are placed on nonaccrual status when they become 90 days or more past due, and any previously accrued but unpaid interest is reversed against interest income. Accrued interest receivable on loans totaled $8.9 million and $8.8 million as of March 31, 2026 and December 31, 2025, respectively.

For collectively evaluated loans, the Company uses transition matrices to develop the Probability of Default ("PD") and Loss Given Default ("LGD") approaches, incorporating quantitative factors and qualitative considerations in the calculation of the allowance. The model provides forecasts of PD based on national unemployment rates using regression analysis. The Company incorporates future economic conditions using a weighted multiple scenario approach: baseline and adverse. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. The Company segments the loan portfolio by major loan type using the Call Report codes and internal loan risk ratings to determine the Bank's allowance for credit losses.

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

The Company maintains a separate allowance for credit losses for its off-balance sheet commitments. The Company uses an estimated funding rate to allocate an allowance to undrawn exposures. This funding rate serves as a credit conversion factor, reflecting the likelihood that undrawn lines of credit may be drawn at any time. The funding rate is determined based on a look-back period of eight quarters. Credit loss is not estimated for off-balance sheet commitments that are unconditionally cancellable by the Company.

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment and unfunded commitments for the three months ended March 31, 2026 and 2025:

($ in thousands)		CRE	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Balance as of December 31, 2024		$9,290	$5,557	$418	$1,844	$7,684	$3	$24,796
Provision for (reversal of) credit losses	(a)	(280)	(176)	89	(105)	1,162	(3)	687
Charge-offs		—	—	(10)	(29)	(91)	—	(130)
Recoveries		—	—	15	—	—	—	15
Balance as of March 31, 2025		$9,010	$5,381	$512	$1,710	$8,755	$—	$25,368

Balance as of December 31, 2025		$10,427	$6,385	$587	$1,611	$8,956	$9	$27,975
Provision for (reversal of) credit losses	(a)	1,566	595	87	237	(2,079)	(6)	400
Charge-offs		—	(31)	—	—	—	—	(31)
Recoveries		14	45	3	—	—	—	62
Balance as of March 31, 2026		$12,007	$6,994	$677	$1,848	$6,877	$3	$28,406

($ in thousands)		Three Months Ended March 31,
Unfunded commitments		2026	2025
Allowance for credit losses on unfunded commitments, beginning of period		$274	$360
(Reversal of) provision for credit losses	(b)	12	49
Allowance for credit losses on unfunded commitments, end of period		$286	$409
Provision for credit losses	(a) + (b)	$412	$736

Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral, and there are no other available and reliable sources of repayment. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. Generally, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure.

The following table represents the amortized cost basis of collateral-dependent loans by property type as of March 31, 2026 and December 31, 2025, for which repayment is expected to be obtained through the sale of the underlying collateral:

($ in thousands)	Hotel / Motel	Retail	Single-Family Residential	Office	Total (1)(2)
As of March 31, 2026
CRE	$6,228	$—	$1,079	$—	$7,307
SBA—real estate	5,327	2,538	—	—	7,865
SBA—non-real estate	—	—	14	139	153
Total	$11,555	$2,538	$1,093	$139	$15,325
				$139
As of December 31, 2025
CRE	$2,134	$211	$1,079	$—	$3,424
SBA—real estate	4,891	1,528	—	—	6,419
Home mortgage	—	—	589	—	589
Total	$7,025	$1,739	$1,668	$—	$10,432

(1)Excludes guaranteed portion of SBA loans totaling $23.4 million and $12.7 million as of March 31, 2026 and December 31, 2025, respectively.
(2)The allowance for credit losses allocated to these loans as of March 31, 2026 and December 31, 2025 was $2.4 million and $1.3 million, respectively.

The following table presents the amortized cost in nonaccrual loans and loans past due 90 or more days and still accruing interest as of March 31, 2026 and December 31, 2025:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total (1)
As of March 31, 2026
CRE	$4,648	$2,659	$7,307	$—	$7,307
SBA—real estate	7,862	2,070	9,932	—	9,932
SBA—non-real estate	665	—	665	—	665
C&I	393	—	393	—	393
Home mortgage	—	—	—	—	—
Total	$13,568	$4,729	$18,297	$—	$18,297
As of December 31, 2025
CRE	$554	$2,870	$3,424	$—	$3,424
SBA—real estate	7,343	1,851	9,194	—	9,194
SBA—non-real estate	646	—	646	—	646
C&I	218	—	218	—	218
Home mortgage	—	589	589	—	589
Total	$8,761	$5,310	$14,071	$—	$14,071

(1)    Excludes guaranteed portion of loans totaling $30.8 million and $20.9 million as of March 31, 2026 and December 31, 2025, respectively.
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

The following table represents the aging analysis of gross loans as of March 31, 2026 and December 31, 2025:

	Still Accruing
($ in thousands)	30-59 Days Past Due (1)	60-89 Days Past Due	90 or More Days Past Due	Nonaccrual Loans (2)	Current Accruing Loans	Total
As of March 31, 2026
CRE	$—	$—	$—	$7,307	$1,166,059	$1,173,366
SBA—real estate	4,307		—	9,932	246,475	260,714
SBA—non-real estate	1,067	—	—	665	21,736	23,468
C&I	9	17	—	393	218,948	219,367
Home mortgage	3,911	—	—	—	553,041	556,952
Consumer	—	—	—	—	392	392
Total	$9,294	$17	$—	$18,297	$2,206,651	$2,234,259
As of December 31, 2025
CRE	$—	$—	$—	$3,424	$1,128,799	$1,132,223
SBA—real estate	2,532	1,163	—	9,194	229,152	242,041
SBA—non-real estate	30	5	—	646	21,801	22,482
C&I	—	—	—	218	221,052	221,270
Home mortgage	557	2,005	—	589	571,149	574,300
Consumer	—	—	—	—	1,353	1,353
Total	$3,119	$3,173	$—	$14,071	$2,173,306	$2,193,669

(1)Excludes guaranteed portion of loans totaling $947 thousand and $3.2 million as of March 31, 2026 and December 31, 2025, respectively, with the excluded portion classified within "Current Accruing" loans.
(2)Excludes guaranteed portion of loans totaling $30.8 million as of March 31, 2026, including $28.6 million in SBA—real estate and $2.0 million in SBA—non-real estate and $20.9 million as of December 31, 2025, including $18.9 million in SBA—real estate and $1.7 million in SBA—non-real estate.

Loan Modifications to Borrowers Experiencing Financial Difficulty

To help borrowers facing financial difficulty, the Company may agree to modify the contractual terms of a loan as a way to mitigate loss. These modifications are handled individually, aiming to create terms that support both repayment and the borrower's financial needs. A borrower is considered as experiencing financial difficulty when there is significant uncertainty regarding the borrower's ability to meet required debt payments or secure comparable financing from another creditor at a market rate for similar debt. Modifications may include, but not limited to, payment delays, interest rate reductions, term extensions, principal forgiveness, or a combination of such modifications.

The following tables present the amortized cost of loans as of March 31, 2026 that were modified for borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025 by loan segment and modification type:

Three Months Ended March 31, 2026	Modification Type		Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Total
SBA—real estate (1)	$1,744	$1,744	0.67%
Total	$1,744	$1,744

Three Months Ended March 31, 2025	Modification Type		Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Total
CRE (2)	$3,155	$3,155	0.31%
SBA—real estate (1)	649	649	1.08%
Total	$3,804	$3,804

(1)Excludes guaranteed portion of SBA loans totaling $3.0 million as of March 31, 2026. In comparison, excludes guaranteed portion of SBA loans totaling $1.9 million as of March 31, 2025.
(2)Interest-only payment arrangements are included within payment deferments as other-than-significant payment delays under ASC 310-10-50-39.

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended March 31, 2026
Payment Delay:
SBA—real estate	Deferment of payment by a weighted average of	0.5 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended March 31, 2025
Payment Delay:
CRE (1)	Deferment of payment by a weighted average of	0.5 years
SBA—real estate	Deferment of payment by a weighted average of	0.5 years

(1)Interest-only payment arrangements are included within payment deferments as other-than-significant payment delays under ASC 310-10-50-39.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received modifications within the previous 12 months preceding March 31, 2026 and 2025, and subsequently defaulted in three months ended March 31, 2026, and 2025.

For the three months ended March 31, 2026, and 2025, the Company had no additional commitments to lend to borrowers whose loans were modified during the periods.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that were modified in the twelve months ended March 31, 2026 and 2025:

	Payment Performance as of March 31, 2026
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$2,598	$—	$—	$2,598
SBA—real estate (1)	3,828	1,097	—	4,925
SBA—non-real estate	—	46	—	46
Total	$6,426	$1,143	$—	$7,569

	Payment Performance as of March 31, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$4,735	$—	$—	$4,735
SBA—real estate (1)	4,095	—	—	4,095
C&I	250	—	—	250
Total	$9,080	$—	$—	$9,080

(1)Excludes guaranteed portion of SBA loans totaling $12.6 million and $7.4 million as of March 31, 2026 and 2025, respectively.

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

The following table presents the loan portfolio's amortized cost and current year-to-date gross write-offs by loan type, risk rating and year of origination as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
($ in thousands)	2026	2025	2024	2023	2022	Prior
CRE
Pass (1)	$97,705	$333,051	$242,742	$78,628	$220,558	$178,436	$12,189	$—	$1,163,309
Special mention	—	—	589	—	—	2,161	—	—	2,750
Substandard (1)	—	—	—	1,580	5,727	—	—	—	7,307
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$97,705	$333,051	$243,331	$80,208	$226,285	$180,597	$12,189	$—	$1,173,366
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass (1)	$19,973	$43,988	$25,364	$28,542	$44,829	$78,668	$—	$—	$241,364
Special mention (1)	—	—	2,724	—	2,295	1,266	—	—	6,285
Substandard (1)	—	1,004	606	1,238	6,670	3,547	—	—	13,065
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$19,973	$44,992	$28,694	$29,780	$53,794	$83,481	$—	$—	$260,714
Year-to-date charge-offs	$—	$19	$—	$—	$9	$3	$—	$—	$31
SBA—non-real estate
Pass (1)	$1,795	$5,653	$7,783	$3,352	$1,536	$2,684	$—	$—	$22,803
Special mention	—	—	—	—	—	—	—	—	—
Substandard (1)	—	13	192	89	168	203	—	—	665
Doubtful (1)	—	—	—	—	—	—	—	—	—
Subtotal	$1,795	$5,666	$7,975	$3,441	$1,704	$2,887	$—	$—	$23,468
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I
Pass	$4,274	$4,848	$18,280	$8,113	$9,703	$11,862	$159,936	$730	$217,746
Special mention	—	—	—	—	—	—	1,107	—	1,107
Substandard	—	—	—	—	—	394	120	—	514
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$4,274	$4,848	$18,280	$8,113	$9,703	$12,256	$161,163	$730	$219,367
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home mortgage
Pass	$7,058	$129,273	$33,324	$44,721	$237,343	$103,691	$—	$—	$555,410
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,542	—	—	—	1,542
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$7,058	$129,273	$33,324	$44,721	$238,885	$103,691	$—	$—	$556,952
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$10	$—	$—	$—	$—	$—	$382	$—	$392
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$10	$—	$—	$—	$—	$—	$382	$—	$392
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$130,815	$516,813	$327,493	$163,356	$513,969	$375,341	$172,507	$730	$2,201,024
Special mention (1)	—	—	3,313	—	2,295	3,427	1,107	—	10,142
Substandard (1)	—	1,017	798	2,907	14,107	4,144	120	—	23,093
Doubtful (1)	—	—	—	—	—	—	—	—	—
Subtotal	$130,815	$517,830	$331,604	$166,263	$530,371	$382,912	$173,734	$730	$2,234,259
Year-to-date charge-offs	$—	$19	$—	$—	$9	$3	$—	$—	$31

	December 31, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
($ in thousands)	2025	2024	2023	2022	2021	Prior
CRE
Pass (1)	$341,466	$243,845	$87,232	$222,690	$158,119	$57,954	$10,553	$—	$1,121,859
Special mention	—	592	—	—	2,179	—	—	—	2,771
Substandard (1)	—	—	1,580	5,802	—	211	—	—	7,593
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$341,466	$244,437	$88,812	$228,492	$160,298	$58,165	$10,553	$—	$1,132,223
Year-to-date charge-offs	$—	$—	$—	$—	$—	$129	$—	$—	$129
SBA— real estate
Pass (1)	$45,147	$26,310	$25,059	$47,886	$11,362	$68,727	$—	$—	$224,491
Special mention (1)	—	1,989	—	3,409	457	1,246	—	—	7,101
Substandard (1)	—	593	1,190	4,542	345	3,779	—	—	10,449
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$45,147	$28,892	$26,249	$55,837	$12,164	$73,752	$—	$—	$242,041
Year-to-date charge-offs	$—	$—	$—	$—	$—	$413	$—	$—	$413
SBA—non-real estate
Pass (1)	$5,838	$7,538	$3,697	$1,695	$79	$2,967	$—	$—	$21,814
Special mention (1)	13	—	—	—	—	—	—	—	13
Substandard (1)	—	183	89	169	—	214	—	—	655
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$5,851	$7,721	$3,786	$1,864	$79	$3,181	$—	$—	$22,482
Year-to-date charge-offs	$—	$—	$3	$—	$—	$33	$—	$—	$36
C&I
Pass	$7,942	$19,098	$8,737	$10,379	$11,799	$1,364	$159,857	$756	$219,932
Special mention	—	—	—	—	—	—	1,000	—	1,000
Substandard	—	—	—	—	218	—	120	—	338
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$7,942	$19,098	$8,737	$10,379	$12,017	$1,364	$160,977	$756	$221,270
Year-to-date charge-offs	$—	$—	$41	$157	$—	$—	$—	$—	$198
Home mortgage
Pass	$136,984	$33,996	$50,255	$244,188	$64,949	$41,788	$—	$—	$572,160
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,140	—	—	—	—	2,140
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$136,984	$33,996	$50,255	$246,328	$64,949	$41,788	$—	$—	$574,300
Year-to-date charge-offs	$—	$—	$—	$77	$—	$14	$—	$—	$91
Consumer
Pass	$—	$—	$—	$—	$—	$—	$1,353	$—	$1,353

Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$—	$1,353	$—	$1,353
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass (1)	$537,377	$330,787	$174,980	$526,838	$246,308	$172,800	$171,763	$756	$2,161,609
Special mention (1)	13	2,581	—	3,409	2,636	1,246	1,000	—	10,885
Substandard (1)	—	776	2,859	12,653	563	4,204	120	—	21,175
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$537,390	$334,144	$177,839	$542,900	$249,507	$178,250	$172,883	$756	$2,193,669
Year-to-date charge-offs	$—	$—	$44	$234	$—	$589	$—	$—	$867

(1)As of March 31, 2026 and December 31, 2025, $32.0 million and $27.3 million, respectively, of criticized loans with payments guaranteed by government agencies were classified as "Pass" rated.
Note 4 — Premises and Equipment

The following table presents information regarding the premises and equipment as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Leasehold improvements	$11,061	$11,009
Furniture and fixtures	5,533	5,480
Equipment and others	3,930	4,000
Total premises and equipment	20,524	20,489
Accumulated depreciation	(15,008)	(14,745)
Total premises and equipment, net	$5,516	$5,744

Total depreciation expense included in Occupancy and equipment in the Consolidated Statements of Income was $342 thousand and $347 thousand for the three months ended March 31, 2026 and 2025, respectively,
Note 5 — Servicing Assets

The Company recognizes the rights to service SBA loans for others as servicing assets when the benefit of servicing is expected to more than adequately compensate the Company for performing the servicing. Servicing assets are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of March 31, 2026 and December 31, 2025, the Company serviced SBA loans for others with principal balances of $672.8 million and $682.9 million, respectively.
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and evaluates each group for impairment based on the fair value. Based on the impairment test as of March 31, 2026 and December 31, 2025, there was no impairment.

The following table presents the activity in the servicing assets for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Beginning balance	$10,057	$10,834
Additions from loans sold with servicing retained	714	681
Amortized to expense	(937)	(667)
Ending balance	$9,834	$10,848

The fair value of the servicing assets was $14.7 million as of March 31, 2026, which was determined using discount rates ranging from 4.50% to 11.64% and prepayment speeds ranging from 12.90% to 13.60%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $16.2 million as of March 31, 2025, which was determined using discount rates ranging from 4.32% to 12.90% and prepayment speeds ranging from 11.49% to 13.60% depending on the stratification of the specific assets.
Note 6 — Borrowing Arrangements
As of March 31, 2026, the Company had $75.0 million advances from FHLB with a weighted average interest rate of 3.56% and a weighted average remaining term of 2.0 years, compared to $75.0 million with a weighted average interest rate of 3.55% and a weighted average remaining term of 2.1 years as of December 31, 2025. The Company had letters of credit from the FHLB in the amount of $170.0 million and $135.0 million to secure public deposits as of March 31, 2026 and December 31, 2025, respectively.

The Company had available borrowing capacity from the following institutions as of March 31, 2026:

($ in thousands)	March 31, 2026
FHLB	$417,723
Federal Reserve Bank	204,140
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$721,863

The Company has pledged approximately $1.66 billion and $1.64 billion of loans as collateral for these lines of credit as of March 31, 2026 and December 31, 2025, respectively.
Note 7. Subordinated Note
On November 7, 2025, OP Bancorp issued in a private placement a $25.0 million principal amount of fixed-to-floating rate note due 2035 (the "2035 Note"). The 2035 Note will mature on November 15, 2035. From the original issue date to, but excluding, November 15, 2030, the 2035 Note will bear interest at a fixed rate of 7.50% per annum and payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2026. Thereafter, until maturity or earlier redemption, the 2035 Note will bear interest at a floating rate, reset quarterly, equal to the three-month term Secured Overnight Financing Rate ("SOFR") plus 411 basis points and payable in arrears on February 15, May 15, August 15, and November 15 of each year. The Company may, at its option, redeem the 2035 Note, in whole or part, at any time after the fifth anniversary of issuance, subject to any required regulatory approvals. The 2035 Note is qualified as tier 2 capital under current regulatory guidelines and interpretations. Debt issuance costs incurred in connection with the issuance of the 2035 Note totaled $426 thousand and were capitalized in accordance with ASC 835-30. These costs are presented as a direct deduction from the carrying amount of the subordinated note on the Consolidated Balance Sheet and are amortized into interest expense over the contractual term of the note using the straight-line method. As of both March 31, 2026 and December 31, 2025, the balance of the 2035 Note, net of unamortized debt issuance cost was $24.6 million. The amortization of debt issuance cost was $21 thousand for three months ended March 31, 2026.
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

The following table presents the distribution of undisbursed credit-related commitments as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Loan commitments	$353,701	$325,072
Standby letter of credit	24,389	23,389
Commercial letter of credit	—	63
Total undisbursed credit related commitments	$378,090	$348,524

Investments in low-income housing partnership

The Company invests in certain affordable housing partnerships. The following table shows the investments and unfunded commitments of the Company's affordable housing partnerships as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Investments in low-income housing partnerships (1)	$17,587	$18,155
Unfunded commitments to fund investments for low-income housing partnerships (1)	5,501	7,137

(1)These balances are reflected in other assets and other liabilities on the consolidated balance sheets. The Company expects to finish fulfilling these commitments during the year ending 2042.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received, and recognizes the amortization in income tax expense on the consolidated statements of income. The Company recognized amortization expense of $568 thousand and $497 thousand for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company recognized tax credits and other benefits of $730 thousand and $733 thousand for the three months ended March 31, 2026 and 2025, respectively.

Legal Proceedings
From time to time the Company or the Bank are parties to legal proceedings in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss is probable and its amount can be reasonably estimated with specificity or within a given range. Management estimates the likelihood and the amount of a possible loss using current available information from legal proceedings, advice from legal counsel, and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from any legal proceedings. The Company is not presently subject to any legal action for which an accrual is required and, accordingly, no accrual has been recorded; however, the Company acknowledges that actual exposure and ultimate losses may differ from current expectations. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to management as of March 31, 2026, management does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s Consolidated Financial Statements.
Note 9 — Stock-Based Compensation Plan
The Company has one stock-based compensation plan, the OP Bancorp 2021 Equity Incentive Plan ("2021 Plan") as of March 31, 2026. The Board of Directors approved the 2021 Plan, an equity incentive plan for granting stock options and restricted stock awards to key employees, officers, and non-employee directors of the Company. An aggregate of 1,500,000 shares of the Company’s common stock were authorized under the 2021 Plan. The exercise prices of stock options granted under the 2021 Plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. There were no stock options granted under the 2021 Plan as of March 31, 2026 and December 31, 2025.

Restricted stock awards issued under the 2021 Plan may or may not be subject to vesting provisions. These awards do not confer voting rights or receive dividend entitlements until the shares have vested. Stock compensation cost for the restricted stock awards are recognized based on the grant-date fair value over the vesting period.

The following table presents a summary of the activity in the Company’s restricted stock awards under the 2021 Plan for the three months ended March 31, 2026:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding (unvested), as of January 1, 2026	131,025	$12.51	$1,850
Awards vested	(7,233)	13.00
Outstanding (unvested), as of March 31, 2026	123,792	$12.49	$1,646

The following table presents compensation cost and the related tax benefit for the restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Stock compensation cost	$180	$160
Tax benefit (provision) realized from awards vested	1	30

There were 1,064,724 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of March 31, 2026. The Company had approximately $1.2 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of March 31, 2026. The Company expects to recognize these costs over a weighted average period of 2.9 years.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Assets:
AFS debt securities:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$31,286	$—	$31,286	$—
Residential collateralized mortgage obligations	172,197	—	172,197	—
Municipal securities - tax exempt	5,523	—	5,523	—
Equity Investments:
Mutual fund - CRA qualified	3,762	3,762	—	—
Derivative assets:
Interest rate products	59	—	59	—
Liabilities:
Derivative liabilities:
Interest rate products	548	—	548	—

December 31, 2025
Assets:
AFS debt securities:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$32,694	$—	$32,694	$—
Residential collateralized mortgage obligations	154,463	—	154,463	—
Municipal securities - tax exempt	5,628	—	5,628	—
Equity Investments:
Mutual fund - CRA qualified	3,757	3,757	—	—
Liabilities:
Derivative liabilities:
Interest rate products	888	—	888	—

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

Other real estate owned — Fair value of OREO is determined primarily based on third-party appraisals, less costs to sell and therefore, is classified as Level 3. Appraisals are required annually and may be updated more frequently when circumstances require, and the fair value adjustments are made to OREO based on the updated appraisals, as appropriate.

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Collateral-dependent loans:
CRE	$3,801	$—	$—	$3,801
SBA—real estate	4,312	—	—	4,312
SBA—non-real estate	92	—	—	92
Total	$8,205	$—	$—	$8,205

December 31, 2025
Collateral-dependent loans:
CRE	$450	$—	$—	$450
SBA—real estate	3,330	—	—	3,330
Total	$3,780	$—	$—	$3,780
Total

The following table presents the increase (decrease) in the fair value of certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized during the respective periods:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Collateral-dependent loans:
CRE	$4	$49
SBA—real estate	(260)	274
Total	$(256)	$323

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of March 31, 2026 and December 31, 2025:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Input Value
March 31, 2026
Collateral-dependent loans:	$7,159	Fair value of collateral	Selling cost	8.5%
	1,046	Fair value of collateral	Selling cost and Discount	28.5%

December 31, 2025
Collateral-dependent loans:	$2,383	Fair value of collateral	Selling cost	8.5%
	1,397	Fair value of collateral	Selling cost and Discount	28.5%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of March 31, 2026 and December 31, 2025.

Financial Instruments

The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	March 31, 2026
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$160,260	$160,260	$—	$—	$160,260
Loans held for sale	9,498	—	10,283	—	10,283
Net loans	2,205,853	—	—	2,264,983	2,264,983
Accrued interest receivable, net	10,683	952	821	8,910	10,683
Other investments:
FHLB and PCBB stock	13,346	N/A	N/A	N/A	N/A
Time deposits placed	105	—	105	—	105
Servicing assets	9,834	—	—	14,749	14,749
Financial liabilities:
Deposits	2,327,294	—	2,328,330	—	2,328,330
FHLB advances	75,000	—	88,979	—	88,979
Subordinated note, net	24,607	—	29,193	—	29,193
Accrued interest payable	15,181	—	15,181	—	15,181

	December 31, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$167,311	$167,311	$—	$—	$167,311
Loans held for sale	11,443	—	12,267	—	12,267
Net loans	2,165,694	—	—	2,243,772	2,243,772
Accrued interest receivable, net	10,482	7	1,708	8,767	10,482
Other investments:
FHLB and PCBB stock	13,346	N/A	N/A	N/A	N/A
Time deposits placed	105	—	105	—	105
Servicing assets	10,057	—	—	14,846	14,846
Financial liabilities:
Deposits	2,280,547	—	2,283,339	—	2,283,339
FHLB advances	75,000	—	75,792	—	75,792
Subordinated note, net	24,586	—	24,845	—	24,845
Accrued interest payable	14,595	—	14,595	—	14,595

Note 11 — Derivative Financial Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. As of March 31, 2026, the Company anticipates reclassifying an estimated $394 thousand of pre-tax of deferred net gains from AOCI into earnings during the next 12 months. For the Company's accounting policy on derivatives, see Note 1. Significant Accounting Policies to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

The following table presents the notional amounts, fair values and classification on consolidated balance sheets of the Company's derivatives as of March 31, 2026 and December 31, 2025:

	Derivative Assets			Derivative Liabilities
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
March 31, 2026
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate products	$25,000	Other assets	$59	$50,000	Other liabilities	$548
Total derivatives designated as hedging instruments			$59			$548

December 31, 2025
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate products	$—	Other assets	$—	$75,000	Other liabilities	$888
Total derivatives designated as hedging instruments			$—			$888

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three months ended March 31, 2026 and 2025:

($ in thousands)	(Losses) Gains Recognized in AOCI	Location of Gains (Losses) Reclassified from AOCI into Earnings	Amount of Gains (Losses) Reclassified from AOCI into Earnings
Three Months Ended March 31, 2026
Interest rate products	$(338)	Interest expense on deposits	$(95)
Total	$(338)		$(95)
Three Months Ended March 31, 2025
Interest rate products	$(482)	Interest expense on deposits	$31
Total	$(482)		$31

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2026
Derivatives assets	$59	$—	$59	$—	$59	$—
Total	$59	$—	$59	$—	$59	$—

December 31, 2025
Derivatives assets	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2026
Derivatives liabilities	$548	$—	$548	$—	$548	$—
Total	$548	$—	$548	$—	$548	$—

December 31, 2025
Derivatives liabilities	$888	$—	$888	$—	$888	$—
Total	$888	$—	$888	$—	$888	$—

Note 12 — Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of both March 31, 2026 and December 31, 2025, the Bank met all applicable capital adequacy requirements.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	March 31, 2026
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$295,671	13.17%	N/A	N/A	N/A	N/A
Bank	296,036	13.18	$179,679	8.00%	$224,599	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	242,998	10.83	N/A	N/A	N/A	N/A
Bank	267,961	11.93	134,759	6.00	179,679	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	242,998	10.83	N/A	N/A	N/A	N/A
Bank	267,961	11.93	101,069	4.50	145,989	6.50
Tier 1 capital (to average assets)
Consolidated	242,998	9.07	N/A	N/A	N/A	N/A
Bank	267,961	10.00	107,205	4.00	134,006	5.00

	December 31, 2025
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$289,562	13.31%	N/A	N/A	N/A	N/A
Bank	289,464	13.30	$174,139	8.00%	$217,673	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A
Bank	262,255	12.05	130,604	6.00	174,139	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A
Bank	262,255	12.05	97,953	4.50	141,488	6.50
Tier 1 capital (to average assets)
Consolidated	237,791	8.99	N/A	N/A	N/A	N/A
Bank	262,255	9.91	105,826	4.00	132,282	5.00

(1)The capital requirements are only applicable to the Bank, and the Company's ratios are included for comparison purposes.

Note 13 — Earnings Per Share

The following table presents the calculation of the basic and diluted EPS for the three months ended March 31, 2026 and 2025. For more information on the calculation of EPS, see Note 1. Significant Accounting Policies to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K:

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2026	2025
Basic
Net income	$7,234	$5,560
Distributed and undistributed earnings allocated to participating securities	—	(74)
Net income allocated to common shares	$7,234	$5,486
Weighted-average number of common shares outstanding	14,890,929	14,857,234
Basic EPS	$0.49	$0.37
Diluted
Net income allocated to common shares	$7,234	$5,486
Weighted-average number of common shares outstanding	14,890,929	14,857,234
Add: Dilutive impact of unvested restricted stock awards (1)	39,244	—
Average shares and dilutive potential common shares	14,930,173	14,857,234
Diluted earnings per common share	$0.48	$0.37

(1)Approximately eight thousand weighted-average shares of anti-dilutive restricted stock awards were excluded from the diluted EPS computation for the three months ended March 31, 2026. No shares of common stock were antidilutive for the three months ended March 31, 2025.

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
OP Bancorp (referred to herein on an unconsolidated basis as "OP Bancorp" and on a consolidated basis as the "Company") is a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank ("Open Bank" or the "Bank"), our wholly owned banking subsidiary, and we do not conduct material business operations other than through the Bank. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American communities within our primary market areas. We currently operate twelve full service branches: nine branches across Los Angeles and Orange Counties in California, as well as one branch each in Santa Clara, California; Carrollton, Texas; and Las Vegas, Nevada. As of May 2026, we operate two loan production offices, following the opening of a new office in Bellevue, Washington effective May 2026, and the closure of four other loan production offices (Pleasanton, California; Atlanta, Georgia; Aurora, Colorado; and Fairfax, Virginia) in April 2026, with the remaining office located in Lynnwood, Washington. We closed the four loan production offices due to limited market demand,

Our results of operations depend primarily on net interest income, which represents the interest we earn on loans and related products, reduced by the interest we pay on deposits and other borrowings including our senior subordinated note. In addition to net interest income, we derive earnings from fee income we receive in connection with our deposits, and from gains on sale and service of SBA loans. Our major operating expenses are salaries and related benefits we pay our management and staff, and rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities.

Current Developments

Interest Rate Environment

The Board of Governors of the Federal Reserve System ("Federal Reserve") maintained the Federal Funds Rate target range at 3.50% to 3.75% on April 29, 2026, marking the third consecutive policy pause this year. The FOMC reiterated that future rate decisions will remain data‑dependent as inflation continues to moderate unevenly and labor‑market indicators show signs of softening. Uncertainty has been heightened by ongoing geopolitical tensions in the Middle East, which have contributed to elevated oil prices and added upward pressure on inflation. The current rate environment continues to influence loan demand, deposit pricing, funding costs, and credit risk trends across the banking industry. These economic and geopolitical dynamics also increase the difficulty of forecasting interest‑rate movements and overall economic conditions, affecting the Company’s balance sheet management strategies and our ability to effectively price loans and longer‑term deposit products.

We believe we have responded effectively to the evolving dynamics of the banking environment. Our ability to navigate recent challenges is largely attributable to the continued loyalty of our customers and the dedication and expertise of our employees and management team.

FINANCIAL REVIEW

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2026	2025
Income Statement Data:
Interest income	$38,537	$34,859
Interest expense	18,014	17,441
Net interest income	20,523	17,418
Provision for credit losses	412	736
Noninterest income	4,032	4,816
Noninterest expense	14,233	13,814
Income before income taxes	9,910	7,684
Income tax expense	2,676	2,124
Net income	7,234	5,560
Per Share Data:
Basic EPS	$0.49	$0.37
Diluted EPS	0.48	0.37
Book value per common share, at period-end	15.62	14.09
Shares of common stock outstanding, at period-end	14,894,239	14,914,261
Performance Ratios:
Return on average assets ("ROAA") (1)	1.08%	0.92%
Return on average equity ("ROAE") (1)	12.56	10.73
Yield on average total loans (1)	6.33	6.39
Yield on average interest-earning assets (1)	6.00	6.04
Cost of average interest-bearing liabilities (1)	3.88	4.31
Cost of deposits (1)	2.97	3.23
Net interest margin (1)	3.19	3.01
Efficiency ratio (2)	57.97	62.13

(1)    Annualized.
(2)    Represent noninterest expense divided by the sum of net interest income and noninterest income.

			Change
($ in thousands)	March 31, 2026	December 31, 2025	% or Basis Point
Balance Sheet Data:
Gross loans	$2,234,259	$2,193,669	2%
Allowance for credit losses on loans	28,406	27,975	2%
Total assets	2,698,627	2,650,226	2%
Total deposits	2,327,294	2,280,547	2%
Shareholders’ equity	232,711	227,893	2%
Asset Quality Data:
Nonperforming loans to gross loans	0.82%	0.64%	18
Allowance for credit losses on loans to nonperforming loans	155	199	(44)%
Allowance for credit losses on loans to gross loans	1.27	1.28	(1)
Balance Sheet and Capital Ratios:
Gross loans to total deposits	96%	96%	0
Noninterest-bearing deposits to total deposits	23	23	0
Stockholders' equity to total assets	8.62	8.60	2
Tier 1 leverage capital ratio	9.07	8.99	8
Common equity tier 1 capital ratio	10.83	10.93	(10)
Tier 1 risk-based capital ratio	10.83	10.93	(10)
Total risk-based capital ratio	13.17	13.31	(14)

The Company's net income for the first quarter of 2026 was $7.2 million, up $1.7 million, or 30%, compared with $5.6 million in the same period a year ago. The year-over-year increase was primarily driven by higher net interest income. The following were notable elements of the Company's performance for the periods presented:
•Net interest income and net interest margin: First quarter 2026 net interest income increased to $20.5 million, up $3.1 million, or 18%, from the year ago quarter. First quarter 2026 net interest margin expanded 18 basis points to 3.19%.
•Profitability ratios: First quarter 2026 ROAA and ROAE of 1.08% and 12.56%, respectively, increasing 16 and 183 basis points year-over-year, respectively.
•Efficiency Ratios: First quarter 2026 efficiency ratio of 57.97% improved 416 basis points from the same period in 2025. The improvement in the efficiency ratios primarily reflected an increase in net interest income.
•Asset Growth: Total assets reached $2.70 billion as of March 31, 2026, up $48.4 million, or 2%, from December 31, 2025, primarily driven by a $40.6 million increase in gross loans.
•Loan Growth: Gross loans were $2.23 billion, up $40.6 million, or 2%, from December 31, 2025, primarily reflecting $41.1 million of CRE loan growth.
•Deposit Growth: Total deposits were $2.33 billion, up $46.7 million, or 2%, from December 31, 2025, reflecting growth across all major deposit categories.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's significant accounting policies are described in Note 1. Significant Accounting Policies to Consolidated Financial Statements in the 2025 Annual Report on Form 10-K. Certain policies involve critical accounting estimates requiring management judgment, and actual results may differ materially under different assumptions. Allowance for credit losses is considered critical to the Company's Consolidated Financial Statements, and there have been no material changes to our critical accounting policies and estimates since those described in our 2025 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Net Interest Income
The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of our total revenue. Management closely monitors total net interest income and the net interest margin. The timing and pace of recognizing premiums and discounts on interest-earning assets as well as the reversal of interest on nonaccrual loans affect our net interest margin, as changes in prepayment speeds and loan activity influence the effective yield on these assets. We seek to maximize net interest income without exposing the Company to excessive interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities.

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

	Three Months Ended March 31,
	2026			2025
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$145,013	$1,326	3.66%	$124,069	$1,372	4.42%
Other investments (2)	17,232	571	13.24	16,469	302	7.33
AFS debt securities	205,247	1,761	3.43	184,649	1,496	3.24
CRE	1,154,515	17,814	6.26	1,000,426	14,980	6.07
SBA	292,821	5,980	8.28	265,953	6,207	9.47
C&I	212,941	3,552	6.77	212,106	3,778	7.22
Home mortgage	565,185	7,508	5.31	526,326	6,718	5.11
Consumer	1,287	25	7.99	233	6	9.75
Loans (3)	2,226,749	34,879	6.33	2,005,044	31,689	6.39
Total interest-earning assets	2,594,241	38,537	6.00	2,330,231	34,859	6.04
Noninterest-earning assets	76,830			77,823
Total assets	$2,671,071			$2,408,054

Interest-bearing liabilities:
Money market deposits and others	$393,242	$3,009	3.10%	$353,804	$3,085	3.54%
Time deposits	1,390,491	13,836	4.04	1,208,032	13,523	4.54
Total interest-bearing deposits	1,783,733	16,845	3.83	1,561,836	16,608	4.31
Borrowings	75,834	679	3.63	78,944	833	4.28
Subordinated note	24,600	490	7.97	—	—	—
Total interest-bearing liabilities	1,884,167	18,014	3.88	1,640,780	17,441	4.31
Noninterest-bearing liabilities:
Noninterest-bearing deposits	516,722			522,054
Other noninterest-bearing liabilities	39,756			38,014
Total noninterest-bearing liabilities	556,478			560,068
Shareholders’ equity	230,426			207,206
Total liabilities and shareholders’ equity	$2,671,071			$2,408,054
Net interest income / interest rate spreads		$20,523	2.12%		$17,418	1.73%
Net interest margin			3.19%			3.01%

Cost of deposits			2.97%			3.23%
Cost of funds			3.04%			3.27%

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

	Three Months Ended March 31,
	2025 vs 2024
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$211	$(257)	$(46)
Other investments	19	250	269
AFS debt securities	192	73	265
CRE	2,342	492	2,834
SBA	588	(815)	(227)
C&I	40	(266)	(226)
Home mortgage	641	149	790
Consumer	23	(4)	19
Total loans	3,634	(444)	3,190
Total interest-earning assets	4,056	(378)	3,678
Interest-bearing liabilities:
Money market deposits and others	332	(408)	(76)
Time deposits	1,928	(1,615)	313
Total interest-bearing deposits	2,260	(2,023)	237
Borrowings	(31)	(123)	(154)
Subordinated note	245	245	490
Total interest-bearing liabilities	2,474	(1,901)	573
Net interest income	$1,582	$1,523	$3,105

Comparison for the Three Months Ended March 31, 2026 and 2025

Net interest income for the first quarter of 2026 increased year-over-year, primarily driven by higher interest income on loans.

Interest income on loans increased by $3.2 million, or 10%, primarily due to growth in average loan balances, reflecting strong loan production and portfolio growth.

Interest expense on interest-bearing deposits increased by $237 thousand or 1%, mainly due to an increase in average interest-bearing deposit balances. This was mostly offset by a reduction in interest-bearing deposit costs, driven by the repricing of time deposits following the federal funds rate cuts.

As a result, net interest margin increased by 18 basis points, as an 18% increase in net interest income outpaced an 11% increase in average earning assets, primarily driven by a 39 basis point increase in net interest spread.

Provision for Credit Losses
Comparison for the Three Months Ended March 31, 2026 and 2025
Provision for credit losses was $412 thousand for the first quarter of 2026, compared with $736 thousand in the same period a year ago. The decrease primarily reflected lower qualitative reserves resulting from shifts in portfolio characteristics, partially offset by the higher specific reserves associated with additional nonaccrual CRE loans.
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
Comparison for the Three Months Ended March 31, 2026 and 2025
The following table presents the components of noninterest income for the third quarters of 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposits	$463	$1,000	$(537)	(54)%
Loan servicing fees, net of amortization	722	1,007	(285)	(28)
Gains on sale of loans	2,050	2,019	31	2
Other income	797	790	7	1
Total noninterest income	$4,032	$4,816	$(784)	(16)%

Noninterest income for the first quarter of 2026 decreased year-over-year, primarily due to lower service charges on deposits and reduced loan servicing fees.

Service charges on deposit decreased by $537 thousand, or 54%, largely reflecting lower balances in existing business analysis accounts and the closure of certain currency exchange-related accounts during the third quarter of 2025.

Loan servicing fees, net of amortization decreased by $285 thousand or 28%, mainly due to higher amortization of servicing assets, driven by elevated payoff activity within the servicing portfolio.

Noninterest Expense
Comparison for the Three Months Ended March 31, 2026 and 2025
The following table presents the components of noninterest income for the third quarters of 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$9,276	$8,776	$500	6%
Occupancy and equipment	1,811	1,581	230	15
Data processing and communication	411	296	115	39
Professional fees	399	407	(8)	(2)
FDIC insurance and regulatory assessments	418	487	(69)	(14)
Promotion and advertising	120	156	(36)	(23)
Directors' fees	144	180	(36)	(20)
Foundation donation and other contributions	725	556	169	30
Other expenses	929	1,375	(446)	(32)
Total noninterest expense	$14,233	$13,814	$419	3%

Noninterest expense for the first quarter of 2026 increased year-over-year, primarily due to higher salaries and employee benefits and increased occupancy and equipment, partially offset by lower other expenses.

Salaries and employee benefits for the first quarter of 2026 increased $500 thousand, or 6%, mainly driven by staffing growth and annual merit-based salary adjustments effective April 2025, and higher benefits costs, including health insurance. This increase was partially offset by lower incentive accruals.

Occupancy and equipment for the first quarter of 2026 increased $230 thousand, or 15%, primarily due to the expiration of a common-area-maintenance concession on a lease that benefited the prior period.

Other expenses for the first quarter of 2026 decreased $446 thousand, or 32%, primarily reflecting lower business development and credit-related expenses.

Income Taxes
Income tax expense was $2.7 million and $2.1 million for the first quarters of 2026 and 2025, respectively. The effective income tax rate was 27.0% and 27.6% for the first quarters of 2026 and 2025, respectively. The increase in income tax expense was primarily driven by higher pre-tax income.
We recorded net deferred tax assets of $12.4 million as of both March 31, 2026 and December 31, 2025, respectively. After evaluating all available positive and negative evidence, including recent financial performance, projected future taxable income, and tax planning strategies, we have concluded that it was more- likely-than-not that net deferred tax assets as of March 31, 2026, will be fully realized in future periods.

FINANCIAL CONDITION
Investment Portfolio
The securities portfolio is the second largest component of our interest earning assets, after loans, and the structure and composition of this portfolio is important to an analysis of our financial condition. The portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it provides liquidity to even out cash flows from the loan and deposit activities of customers; (iii) it can be used as an interest rate risk management tool, because it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and our other funding sources; and (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.
We classify our debt securities as either AFS or held-to-maturity at the time of purchase. Accounting guidance requires AFS debt securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

The following table summarizes the fair value of the AFS debt securities portfolio as of the dates presented:

	March 31, 2026			December 31, 2025			Ratings as of March 31, 2026 (1)
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Loss	Amortized Cost	Fair Value	Net Unrealized Loss	AAA/AA	A
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$33,911	$31,286	$(2,625)	$35,279	$32,694	$(2,585)	100%	—%
Residential collateralized mortgage obligations	184,192	172,197	(11,995)	165,103	154,463	(10,640)	100	—
Municipal securities - tax exempt	5,929	5,523	(406)	5,913	5,628	(285)	—	100
Total AFS debt securities	$224,032	$209,006	$(15,026)	$206,295	$192,785	$(13,510)	97%	3%

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
AFS debt securities increased by $16.2 million, or 8%, to $209.0 million as of March 31, 2026 from December 31, 2025. This increase was primarily due to a $29.7 million of purchases in residential collateralized mortgage obligations during the first quarter of 2026, partially offset by $11.8 million in paydowns of residential collateralized mortgage obligations and mortgage-backed securities, and a $1.5 million increase in unrealized losses for the three months ended March 31, 2026.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The unrealized losses were primarily attributable to interest rate movement, not credit quality. These securities (Fannie Mae, Ginnie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the issuers of the securities are of high credit quality. We believe that the net unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, we expect full collection of the carrying amount of these securities, do not intend to sell the securities in an unrealized loss position, and believe it is more-likely-than-not we will not have to sell these securities prior to recovery of amortized cost. Accordingly, for AFS debt securities, we did not have allowance for credit losses as of March 31, 2026 and December 31, 2025.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$14	2.23%	$454	2.18%	$19,220	1.98%	$14,223	2.43%
Residential collateralized mortgage obligations	—	—	47	1.80	1,374	1.54	182,771	3.51
Municipal securities - tax exempt	—	—	—	—	—	—	5,929	5.70
Total AFS debt securities	$14	2.23%	$501	2.15%	$20,594	1.95%	$202,923	3.50%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	March 31, 2026		December 31, 2025		Change
($ in thousands)	Amount	% of Total	Amount	% of Total	$	%
CRE	$1,173,366	52%	$1,132,223	52%	$41,143	4%
SBA—real estate	260,714	12	242,041	11	18,673	8%
SBA—non-real estate	23,468	1	22,482	1	986	4%
C&I	219,367	10	221,270	10	(1,903)	(1)%
Home mortgage	556,952	25	574,300	26	(17,348)	(3)%
Consumer	392	0	1,353	0	(961)	(71)%
Gross loans	2,234,259	100%	2,193,669	100%	40,590	2%
Allowance for credit losses	(28,406)		(27,975)		(431)	2%
Net Loans(1)	$2,205,853		$2,165,694		$40,159	2%

(1)Includes net deferred loan costs (fees) and net unamortized premiums (unaccreted discounts) of $(844) thousand and $(331) thousand as of March 31, 2026 and December 31, 2025, respectively.
Gross loans increased $40.6 million, or 2%, to $2.23 billion as of March 31, 2026 from December 31, 2025. The growth was primarily driven by new loan originations in CRE and SBA loans, partially offset by payoffs in CRE and home mortgage loans, SBA loan sales, and paydowns in CRE loans.
Our loan portfolio is concentrated in CRE, which includes unguaranteed balances in SBA loans, home mortgage and commercial (primarily manufacturing, wholesale, and services-oriented entities). We do not have any material concentrations by industry or group of industries in the loan portfolio. However, 89% of our gross loans were secured by real property as of both March 31, 2026 and December 31, 2025.
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

Loans — CRE: Our CRE loans include both owner-occupied and non-occupied properties. We originate a mix of fixed- and adjustable-rate loans, with adjustable rates tied to the Wall Street Journal prime rate. As of March 31, 2026, our CRE loans totaled $1.17 billion, up from $1.13 billion as of December 31, 2025. During the first three months of 2026, we originated $83.3 million in new CRE loans. Approximately 78% of the CRE portfolio consisted of fixed-rate loans as of March 31, 2026, compared to 80% as of December 31, 2025. Our policy sets the maximum loan-to-value ("LTV") for CRE at 70%. Our weighted average LTV ratio was 49% as of both March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, our SBA portfolio totaled $284.2 million, up from $264.5 million as of December 31, 2025. Of the total portfolio, $260.7 million was secured by real estate, while $23.5 million was either unsecured or secured by business assets. In comparison, as of December 31, 2025, $242.0 million was secured by real estate and $22.5 million was either unsecured or secured by business assets.
Loans — C&I: C&I loans totaled $219.4 million as of March 31, 2026, down from $221.3 million as of December 31, 2025.
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
Home mortgage loans totaled $557.0 million as of March 31, 2026, down from $574.3 million as of December 31, 2025.The decrease primarily reflects $20.5 million in payoffs during the first quarter of 2026.
Allowance for Credit Losses
The Company maintains its allowance for credit losses at a level it believes is adequate to absorb estimated future credit losses in accordance with GAAP. For further details on the policies, methodologies and significant judgments used in determining the allowance, refer to Item 7. MD&A — Critical Accounting Estimates, and Item 8. Financial Statements — Note 1 — Business and Basis of Presentation to the Consolidated Financial Statements, in the 2025 Annual Report on Form 10-K, as well as Note 3 — Loans and Allowance for Credit Losses on Loans to the Consolidated Financial Statements in this Form 10-Q.
The allowance for credit losses on loans was $28.4 million as of March 31, 2026, an increase of $431 thousand from $28.0 million as of December 31, 2025. This increase was primarily driven by higher specific reserves associated with additional nonaccrual CRE loans, partially offset by lower qualitative reserves resulting from shifts in portfolio characteristics.

Analysis of the Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans by loan segments for the three months ended March 31, 2026 and 2025:

	As of and for the Three Months Ended March 31,
	2026					2025
($ in thousands)	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries		Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
CRE	$10,427	$1,566	$14		$12,007	$9,290	$(280)	$—	$9,010
SBA—real estate	6,385	595	14		6,994	5,557	(176)	—	5,381
SBA—non- real estate	587	87	3		677	418	89	5	512
C&I	1,611	237	—		1,848	1,844	(105)	(29)	1,710
Home mortgage	8,956	(2,079)	—		6,877	7,684	1,162	(91)	8,755
Consumer	9	(6)	—		3	3	(3)	$—	—
Total	$27,975	$400	$31	31	$28,406	$24,796	$687	$(115)	$25,368
Gross loans					$2,234,259				$2,043,885
Average gross loans					$2,206,685				$1,995,899
Net (recoveries) charge-offs to average gross loans (1)					(0.01)%				0.02%
Allowance for credit losses to gross loans					1.27%				1.24%

(1)    Annualized.

The following table presents an allocation of the allowance for credit losses on loans by portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025		Change
($ in thousands)	Amount	% to Total	Amount	% to Total	$	%
CRE	$12,007	42%	$10,427	37%	$1,580	15%
SBA—real estate	6,994	25	6,385	23	609	10%
SBA—non- real estate	677	2	587	2	90	15%
C&I	1,848	7	1,611	6	237	15%
Home mortgage	6,877	24	8,956	32	(2,079)	(23)%
Consumer	3	0	9	0	(6)	(67)%
Total	$28,406	100%	$27,975	100%	$431	2%

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

Nonperforming loans increased by $4.2 million, or 30% to $18.3 million as of March 31, 2026 from December 31, 2025. The increase was primarily driven by a single $4.1 million CRE relationship that migrated to nonaccrual. This loan is currently in active resolution and is expected to be fully paid off by the second quarter of 2026.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is initially recorded at fair value less costs to sell at the time of acquisition, establishing a new cost basis. Subsequent declines in fair value are recognized through valuation allowance and charged to expense. As of both March 31, 2026 and December 31, 2025, the Company had no OREO.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

			Change
($ in thousands)	March 31, 2026	December 31, 2025	$	% or Basis Point
Nonaccrual loans	$18,297	$14,071	$4,226	30%
Past due loans 90 days or more and still accruing	—	—	—	—%
Total nonperforming loans(1)	18,297	14,071	4,226	30%
Total nonperforming assets	$18,297	$14,071	4,226	30%

Nonperforming loans to gross loans	0.82%	0.64%	NA	18
Nonperforming assets to total assets	0.68	0.53	NA	15
Allowance for credit losses on loans to nonperforming loans	155	199	NA	(44)%

(1)Excludes guaranteed portion of SBA loans of $30.8 million and $20.9 million as of March 31, 2026 and December 31, 2025, respectively.
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

The following table show the composition of deposits by type as of the dates presented:

	March 31, 2026		December 31, 2025		Change
($ in thousands)	Amount	Percent	Amount	Percent	$	%
Noninterest-bearing demand	$546,550	24%	520,865	23%	$25,685	5%
Interest-bearing:
Money market and others	398,756	17	388,066	17	10,690	3%
Time deposits (greater than $250)	743,153	32	683,956	30	59,197	9%
Time deposits ($250 or less)	638,835	27	687,660	30	(48,825)	(7)%
Total interest-bearing	1,780,744	76	1,759,682	77	21,062	1%
Total deposits	$2,327,294	100%	$2,280,547	100%	$46,747	2%

The following tables set forth the maturity of time deposits as of March 31, 2026:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits (greater than $250)	$159,075	$286,942	$157,995	$139,141	$743,153
Time deposits ($250 or less)	303,647	159,114	99,555	76,519	638,835
Total time deposits	$462,722	$446,056	$257,550	$215,660	$1,381,988

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and CRE loans. As of March 31, 2026 and December 31, 2025, the Company had maximum borrowing capacity from the FHLB of $822.5 million and $806.1 million, respectively. We had borrowings from FHLB of $75.0 million as of both March 31, 2026 and December 31, 2025. The Company had estimated uninsured deposits of $1.15 billion, or 50% of total deposits, and $1.09 billion, or 48% of total deposits, as of March 31, 2026 and December 31, 2025, respectively.
Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, and effectively balancing the related costs. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.
Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of March 31, 2026 and December 31, 2025:

			Change
($ in thousands)	March 31, 2026	December 31, 2025	$	%
Deposits	$2,327,294	$2,280,547	$46,747	2%
Deposits as a % of total liabilities	94%	94%	NA	—%
Loans, net	$2,205,853	$2,165,694	$40,159	2%
Loans-to-deposits ratio	95%	95%	NA	—%

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
We had $100.0 million of unsecured federal funds lines with no amounts advanced as of both March 31, 2026 and December 31, 2025. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $204.1 million and $208.9 million as of March 31, 2026 and December 31, 2025, respectively. The Federal Reserve discount window lines were collateralized by a pool of CRE loans and C&I loans totaling $284.1 million and $290.7 million as of March 31, 2026 and December 31, 2025, respectively. We had no borrowings outstanding with the Federal Reserve as of March 31, 2026 or December 31, 2025. Our borrowing on these lines of credits is based upon our eligible collateral and thus may fluctuate from time to time.
Based on the values of loans pledged as collateral, we had $417.7 million of additional borrowing availability with the FHLB as of March 31, 2026. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.
In November 2025, the Company issued a 7.50% fixed-to-floating rate subordinated note due 2035 in the principal amount of $25.0 million (the "Note"). The Note will mature on November 15, 2035. The Note bears interest of a fixed rate of 7.50% per annum and payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2026. Thereafter, until maturity or earlier redemption, the Note will bear interest at a floating rate, reset quarterly, equal to the three-month term SOFR plus 411 basis points and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. The Note was designed to qualify as Tier 2 capital under applicable capital adequacy regulations. The Company intends to use the net proceeds for general corporate purposes, including without limitation, strengthening the regulatory capital of the Bank and supporting its growth.
We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of March 31, 2026 and December 31, 2025:

			Change
($ in thousands)	March 31, 2026	December 31, 2025	$	%
Liquid assets:
Cash and cash equivalents	$160,260	$167,311	$(7,051)	(4)%
AFS debt securities	209,006	192,785	16,221	8
Liquid assets	$369,266	$360,096	9,170	3%
Liquid assets to total deposits	16%	16%
Available borrowings:
FHLB	$417,723	$443,629	$(25,906)	(6)%
Federal Reserve Bank	204,140	208,859	(4,719)	(2)
Pacific Coast Bankers Bank	50,000	50,000	—	—
Zions Bank	25,000	25,000	—	—
First Horizon Bank	25,000	25,000	—	—
Total available borrowings	$721,863	$752,488	$(30,625)	(4)%
Total available borrowings to total deposits	31%	33%

Liquid assets and available borrowings to total deposits	47%	49%

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
The table below summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2026 and December 31, 2025. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of March 31, 2026, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since March 31, 2026 that management believes would change this classification.

As of March 31, 2026	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$295,671	13.17%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	296,036	13.18	$179,679	8.00%	$224,599	10.00%	$235,829	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	242,998	10.83	N/A	N/A	N/A	N/A	N/A	N/A
Bank	267,961	11.93	134,759	6.00	179,679	8.00	190,909	8.50
CET1 capital (to risk-weighted assets)
Consolidated	242,998	10.83	N/A	N/A	N/A	N/A	N/A	N/A
Bank	267,961	11.93	101,069	4.50	145,989	6.50	157,219	7.00
Tier 1 leverage (to average assets)
Consolidated	242,998	9.07	N/A	N/A	N/A	N/A	N/A	N/A
Bank	267,961	10.00	107,205	4.00	134,006	5.00	107,205	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purposes.

As of December 31, 2025	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$289,562	13.31%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	289,464	13.30	$174,139	8.00%	$217,673	10.00%	$228,557	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A	N/A	N/A
Bank	262,255	12.05	130,604	6.00	174,139	8.00	185,022	8.50
CET1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A	N/A	N/A
Bank	262,255	12.05	97,953	4.50	141,488	6.50	152,371	7.00
Tier 1 leverage (to average assets)
Consolidated	237,791	8.99	N/A	N/A	N/A	N/A	N/A	N/A
Bank	262,255	9.91	105,826	4.00	132,282	5.00	105,826	4.00

(1)    The capital requirements are only applicable to the Bank, and our ratios are included for comparison purposes.
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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2026 and December 31, 2025 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
+300 basis points	2.22%	(0.16)%	(20.69)%	(21.31)%
+200 basis points	2.07	0.31	(10.04)	(10.83)
+100 basis points	1.07	(0.03)	(3.14)	(3.66)
-100 basis points	(0.39)	2.44	2.86	2.28
-200 basis points	(1.24)	5.90	0.32	(0.57)
-300 basis points	(0.32)	12.30	(6.91)	(6.66)

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

Our business is highly dependent on the collection, storage, transmittal, sharing, processing and retention of information about our customers and employees. To accomplish these activities, we rely heavily upon electronic infrastructure that we own or that we obtain via license or other contractual arrangements with third parties. These technologies affect, among other things, our customers’ ability to access and transfer funds, initiate and pay loans and leases, communicate with our customer service teams, and engage in a variety of other activities that form the foundation of modern financial services businesses. Likewise, our employee data and related technologies allow us to communicate with our employees, compensate our staff, maintain timekeeping, payroll and benefits records, and comply with an increasingly complex web of labor and employment laws and regulations. Further, the increasing perpetration of cybersecurity attacks by nation-state actors and sponsored groups, coupled with the ongoing military conflict between the United States and Iran and by the United States against certain paramilitary or terrorist groups believed to be sponsored by Iran, may have the effect of increasing the risk, frequency or intensity of such incidents. The loss, interruption or disruption of these systems may damage our relationships with customers and correspondingly may harm our reputation. Compromises or interruptions in our employment-related systems may cause challenges in our relationships with our employees, upon whom we are heavily dependent in the conduct of our business and the development and maintenance of our relationships with customers and prospective customers, and in certain circumstances may expose us to liabilities under certain federal and state employment laws.

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

Volatility and uncertainty in interest rates, combined with Iran-related energy concerns that may contribute to higher inflation and operating costs, could adversely affect our loan portfolio, interest income, and financial condition, and may result in increased credit losses or higher provision expense.

Although the Federal Reserve Open Markets Committee (commonly referred to as “the Fed”) has recently made modest incremental reductions in benchmark interest rates, the current interest rate environment remains significantly elevated from that of the recent past, and recent indications as of the date of this report are that further reductions are uncertain as to both timing and degree. Interest rates affect both our ability to reprice variable-rate loans and to originate new fixed-rate loans, and in times of significant uncertainty about interest rates, such as the present, clients and prospective investors often reduce their borrowing levels, which tends to have a deflating effect on our outstanding loan balances and thus on our interest income. In addition, geopolitical conflicts, including tensions in the Middle East, may contribute to volatility in global energy prices, which could increase inflationary pressures and operating costs across the economy and indirectly affect our borrowers' financial condition, credit quality, and demand for loans.

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

Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for credit losses, which could materially and adversely affect our business, financial condition and results of operations. For information about the average age of our loans, see MD&A. Financial Condition — Nonperforming Loans in the 2025 Annual Report on Form 10-K.

Risks Related to our SBA Loan Program

Recent changes to the requirements for new SBA loans may significantly reduce our ability to participate in these programs.

In February 2026, SBA announced revisions to its SBA loan program eligibility requirements, effective March 1, 2026, eliminating the prior exception that permitted limited ownership by certain non‑U.S. persons. Because a substantial portion of the Company’s banking activities involves SBA lending, this change could reduce the pool of eligible borrowers and adversely affect SBA loan originations, secondary market activity, and customer relationships. While management has evaluated the potential impact of this rule change on its SBA lending operations to date, the Company cannot predict the full effect on future lending volumes, asset quality, results of operations, or financial condition, particularly if SBA requirements or related federal policies continue to evolve.

SBA lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Further, any changes to the SBA program in addition to those described in the preceding risk factor, such as changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, we may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

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

Processes that management uses to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models and, ultimately, on the judgment of our executive leadership and our management-level accounting and credit analysis personnel. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

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

We have a significant deferred tax asset and we cannot assure that it will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates and may depend, upon other things, on the likelihood and timing of the recognition of taxable income against which accrued operating loss carryforwards may be offset. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization and valuation of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under U.S. generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or repurchase activities during the quarter ended March 31, 2026.
Item 5. Other Information

None of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the repurchase or sale of the Company's securities during the quarter ended March 31, 2026.

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

OP Bancorp

Date: May 15, 2026	By:	/s/ Sang K. Oh
Sang K. Oh President and Chief Executive Officer (Duly Authorized Officer)

Date: May 15, 2026	By:	/s/ JAEHYUN PARK
Jaehyun Park Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)