Form 10-Q
period 2026-06-30
OP Bancorp
filed 2026-08-07
CIK 1722010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Number of shares outstanding of the Registrant’s Common Stock as of July 31, 2026 was 14,932,615.

INTRODUCTION

This Quarterly Report on Form 10-Q (this "Form 10-Q") is filed by OP Bancorp, a California corporation and a registered bank holding company (“Company”) with respect to its consolidated financial condition, results of operations, and business as of June 30, 2026. The Company’s primary business operations are conducted through its wholly owned subsidiary, Open Bank, a California chartered commercial bank (“Bank”), and unless the context requires otherwise, statements about the Company generally are intended to describe the consolidated operations of the Company and the Bank.
FORWARD-LOOKING STATEMENTS

Certain matters set forth herein constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not statements of historical fact are forward-looking. Forward-looking statements in this Form 10-Q include comments about the Company’s current business plans and expectations regarding future operating results, as well as management’s statements about expected future events and economic developments, plans, strategies and objectives. All such statements reflect the current intentions, beliefs and expectations of the Company’s executive management based on currently available information and current and expected market conditions. Forward-looking statements can sometimes be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. Readers should not construe these statements as assurances of a given level of performance, or as promises that we will take the actions our management currently expects.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash and due from banks	$21,812	$10,911
Interest-bearing deposits with banks	153,239	156,400
Cash and cash equivalents	175,051	167,311
Available-for-sale ("AFS") debt securities, at fair value	202,506	192,785
Other investments	18,824	17,208
Loans held-for-sale	21,305	11,443
Net loans (net of allowance for credit losses on loans of $28,100 and $27,975)	2,230,961	2,165,694
Premises and equipment, net	5,298	5,744
Accrued interest receivable	10,172	10,482
Servicing assets	10,280	10,057
Company owned life insurance	23,975	23,616
Deferred tax assets, net	12,456	12,438
Operating right-of-use assets	7,732	8,804
Other assets	25,746	24,644
TOTAL ASSETS	$2,744,306	$2,650,226

LIABILITIES
Deposits:
Noninterest-bearing	$552,300	$520,865
Interest-bearing:
Money market and others	426,501	388,066
Time deposits greater than $250	746,386	683,956
Other time deposits	643,152	687,660
Total deposits	2,368,339	2,280,547
Federal Home Loan Bank ("FHLB") advances	75,000	75,000
Subordinated note (net of unamortized debt issuance cost of $371 and $414)	24,629	24,586
Accrued interest payable	15,949	14,595
Operating lease liabilities	9,865	11,175
Other liabilities	11,881	16,430
Total liabilities	2,505,663	2,422,333
SHAREHOLDERS' EQUITY
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – no par value; 50,000,000 shares authorized; 14,926,750 and 14,889,540 shares issued and outstanding	73,018	73,018
Additional paid-in capital	12,128	11,849
Retained earnings	164,624	153,283
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(11,127)	(10,257)
Total shareholders’ equity	238,643	227,893
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,744,306	$2,650,226

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$35,731	$34,263	$70,610	$65,952
Interest on AFS debt securities	1,824	1,437	3,585	2,933
Other interest income	638	1,965	2,535	3,639
Total interest income	38,193	37,665	76,730	72,524
Interest expense
Interest on deposits	16,891	17,475	33,736	34,083
Interest on borrowings	744	469	1,423	1,302
Interest on subordinated note	490	—	980	—
Total interest expense	18,125	17,944	36,139	35,385
Net interest income	20,068	19,721	40,591	37,139
(Reversal of) provision for credit losses	(149)	1,206	263	1,942
Net interest income after provision for credit losses	20,217	18,515	40,328	35,197
NONINTEREST INCOME
Service charges on deposits	515	1,017	978	2,017
Loan servicing fees, net of amortization	974	900	1,696	1,907
Gains on sale of loans	3,370	1,441	5,420	3,460
Other income	792	610	1,589	1,400
Total noninterest income	5,651	3,968	9,683	8,784
NONINTEREST EXPENSE
Salaries and employee benefits	9,733	9,075	19,009	17,851
Occupancy and equipment	1,901	1,584	3,712	3,165
Data processing and communication	380	306	791	602
Professional fees	454	418	853	825
FDIC insurance and regulatory assessments	387	506	805	993
Promotion and advertising	104	232	224	388
Directors’ fees	164	198	308	378
Foundation donation and other contributions	811	636	1,536	1,192
Other expenses	892	1,082	1,821	2,457
Total noninterest expense	14,826	14,037	29,059	27,851
INCOME BEFORE INCOME TAX EXPENSE	11,042	8,446	20,952	16,130
Income tax expense	3,064	2,113	5,740	4,237
NET INCOME	$7,978	$6,333	$15,212	$11,893
BASIC EARNINGS PER SHARE ("EPS")	$0.54	$0.42	$1.02	$0.79
DILUTED EPS	$0.53	$0.42	$1.02	$0.79

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$7,978	$6,333	$15,212	$11,893
Other comprehensive (loss) income, net of tax:
Net change in AFS debt securities	(308)	(186)	(1,392)	2,047
Net change in cash flow hedges	213	(136)	522	(498)
Total other comprehensive (loss) income	(95)	(322)	(870)	1,549
Comprehensive income	$7,883	$6,011	$14,342	$13,442

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at March 31, 2026	14,894,239	$73,018	$11,995	$158,730	$(11,032)	$232,711
Net income	—	—	—	7,978	—	7,978
Other comprehensive loss	—	—	—	—	(95)	(95)
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	32,511	—	(60)	—	—	(60)
Stock-based compensation, net	—	—	193	—	—	193
Cash dividends declared ($0.14 per share)	—	—	—	(2,084)	—	(2,084)
Balance at June 30, 2026	14,926,750	$73,018	$12,128	$164,624	$(11,127)	$238,643

Balance at March 31, 2025	14,914,261	$73,697	$11,371	$138,563	$(13,542)	$210,089
Net income	—	—	—	6,333	—	6,333
Other comprehensive loss	—	—	—	—	(322)	(322)
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	36,740	—	(40)	—	—	(40)
Stock-based compensation, net	—	—	153	—	—	153
Repurchase of common stock	(65,387)	(713)	—	—	—	(713)
Cash dividends declared ($0.12 per share)	—	—	—	(1,782)	—	(1,782)
Balance at June 30, 2025	14,885,614	$72,984	$11,484	$143,114	$(13,864)	$213,718

	Common Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at December 31, 2025	14,889,540	$73,018	$11,849	$153,283	$(10,257)	$227,893
Net income	—	—	—	15,212	—	15,212
Other comprehensive loss	—	—	—	—	(870)	(870)
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	37,210	—	(94)	—	—	(94)
Stock-based compensation, net	—	—	373	—	—	373
Cash dividends declared ($0.26 per share)	—	—	—	(3,871)	—	(3,871)
Balance at June 30, 2026	14,926,750	$73,018	$12,128	$164,624	$(11,127)	$238,643

Balance at December 31, 2024	14,819,866	$73,697	$11,928	$134,781	$(15,413)	$204,993
Net income	—	—	—	11,893	—	11,893
Other comprehensive income	—	—	—	—	1,549	1,549
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	131,135	—	(757)	—	—	(757)
Stock-based compensation, net	—	—	313	—	—	313
Repurchase of common stock	(65,387)	(713)	—	—	—	(713)
Cash dividends declared ($0.24 per share)	—	—	—	(3,560)	—	(3,560)
Balance at June 30, 2025	14,885,614	$72,984	$11,484	$143,114	$(13,864)	$213,718

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
($ in thousands)	2026	2025
Cash flows from operating activities
Net income	$15,212	$11,893
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	263	1,942
Deferred income tax expense	329	1,287
Depreciation, amortization and accretion, net	3,816	2,596
Gains on sale of loans	(5,420)	(3,460)
Stock-based compensation	373	313
Earnings on company owned life insurance	(359)	(347)
Origination of loans held-for-sale	(97,922)	(73,911)
Proceeds from sales of loans held-for-sale	88,024	60,685
Net change in:
Accrued interest receivable and other assets	(1,747)	(2,466)
Accrued interest payable and other liabilities	(2,163)	129
Net cash provided by (used in) operating activities	406	(1,339)
Cash flows from investing activities
Net change in loans receivable	(55,598)	(100,678)
Proceeds from matured, called, or paid-down AFS debt securities	22,706	14,118
Purchase of loans	(5,426)	(13,778)
Purchase of AFS debt securities	(34,491)	—
Purchase of FHLB stock	(1,592)	(540)
Purchase of premises and equipment, net	(241)	(2,144)
Net change in investments in low-income housing partnerships	(1,851)	(2,607)
Net cash used in investing activities	(76,493)	(105,629)
Cash flows from financing activities
Net change in deposits	87,792	227,443
Proceeds from FHLB advances	40,000	50,000
Repayment of FHLB advances	(40,000)	(95,000)
Repurchase of common stock	—	(713)
Cash dividend paid on common stock	(3,871)	(3,560)
Payments related to tax-withholding for vested restricted stock awards	(94)	(757)
Net cash provided by financing activities	83,827	177,413
Net change in cash and cash equivalents	7,740	70,445
Cash and cash equivalents at beginning of period	167,311	134,943
Cash and cash equivalents at end of period	$175,051	$205,388
Supplemental cash flow information:
Cash paid during the period for:
Income taxes
Federal	$3,420	$1,600
State/Local
California	2,560	1,840
All other states	111	56
Total income taxes paid	$6,091	$3,496
Interest	$34,785	$35,733
Supplemental noncash disclosure:
Initial recognition of right-of-use assets	$41	$3,536
New commitments to low income housing partnership investment	$—	$5,000

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

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,225	$—	$(2,803)	$34,422
Residential collateralized mortgage obligations	174,793	345	(12,863)	162,275
Municipal securities - tax exempt	5,946	11	(148)	5,809
Total AFS debt securities	$217,964	$356	$(15,814)	$202,506

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$35,279	$—	$(2,585)	$32,694
Residential collateralized mortgage obligations	165,103	1,219	(11,859)	154,463
Municipal securities - tax exempt	5,913	—	(285)	5,628
Total AFS debt securities	$206,295	$1,219	$(14,729)	$192,785

Expected maturities may differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of AFS debt securities as of June 30, 2026, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
Within one year	$7	$7
After one year through five years	426	416
After five years through ten years	21,165	19,387
After ten years	196,366	182,696
Total AFS debt securities	$217,964	$202,506

The following tables present the fair values and the associated gross unrealized losses of AFS debt securities, aggregated by length of time that the securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$8,779	$(121)	$25,643	$(2,682)	$34,422	$(2,803)
Residential collateralized mortgage obligations	50,641	(573)	74,357	(12,290)	124,998	(12,863)
Municipal securities - tax exempt	—	—	2,690	(148)	2,690	(148)
Total AFS debt securities	$59,420	$(694)	$102,690	$(15,120)	$162,110	$(15,814)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	$—	$32,694	$(2,585)	$32,694	$(2,585)
Residential collateralized mortgage obligations	—	—	80,404	(11,859)	80,404	(11,859)
Municipal securities - tax exempt	3,038	(57)	2,590	(228)	5,628	(285)
Total AFS debt securities	$3,038	$(57)	$115,688	$(14,672)	$118,726	$(14,729)

As of June 30, 2026 and December 31, 2025, the number of AFS debt securities in an unrealized loss position was 87 and 78, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company's AFS debt securities portfolio was primarily composed of securities issued, guaranteed, or otherwise supported by the U.S. government. These securities were considered to have a zero credit loss assumption, and no material changes in credit ratings or adverse conditions were identified. Approximately 97% of the portfolio consisted of residential mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies, including Ginnie Mae, Fannie Mae and Freddie Mac. The remaining 3% consisted of the portfolio comprised of tax-exempt municipal securities. These securities were evaluated using similar criteria, including issuer credit ratings and financial condition. No significant deterioration in credit quality or adverse developments was noted for these securities, and there were no downgrades in credit ratings during the period. Based on this evaluation, the Company did not record an allowance for credit losses on its AFS debt securities as of June 30, 2026 and December 31, 2025. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1. Significant Accounting Policies to Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

The amortized cost of the AFS debt securities excluded accrued interest receivables of $660 thousand and $604 thousand as of June 30, 2026 and December 31, 2025, respectively, which are included in Accrued interest receivable on the Consolidated Balance Sheets. For additional information on the Company's accounting policy related to securities' accrued interest receivables and impairment, see Note 1.Significant Accounting Policies to Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

As of June 30, 2026 and December 31, 2025, there were no pledged securities to secure public deposits, borrowing and letters of credit from the FHLB and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
FHLB stock	$14,748	$13,156
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified (1)	3,777	3,757
Time deposits placed in other banks	109	105
Total other investments	$18,824	$17,208

(1)The Company recorded $15 thousand and $39 thousand unrealized losses for the three and six months ended June 30, 2026, respectively. In comparison, the Company recorded $12 thousand and $64 thousand unrealized gains for the three and six months ended June 30, 2025, respectively. The unrealized (losses) gains of the mutual fund are included in other income in the Consolidated Statements of Income.
Note 3 — Loans and Allowance for Credit Losses on Loans

Loans

The following table presents the composition of the loan portfolio as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Commercial real estate ("CRE")	$1,190,117	$1,132,223
Small Business Administration ("SBA")—real estate	254,470	242,041
SBA—non-real estate	24,084	22,482
Commercial and industrial ("C&I")	221,623	221,270
Home mortgage	568,512	574,300
Consumer	255	1,353
Gross loans	2,259,061	2,193,669
Allowance for credit losses	(28,100)	(27,975)
Net loans (1)	$2,230,961	$2,165,694

(1)Includes net deferred loan costs (fees) and net unamortized premiums (discounts) of $(1.8) million as of June 30, 2026 and $(331) thousand as of December 31, 2025.

Allowance for Credit Losses on Loans

For loans that share risk characteristics, the Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of Current Expected Credit Losses ("CECL"), the Company elected not to consider accrued interest receivable in its estimated credit losses as the Company writes off the uncollectible accrued interest receivable in a timely manner. Generally, loans are placed on nonaccrual status when they become 90 days or more past due, and any previously accrued but unpaid interest is reversed against interest income. Accrued interest receivable on loans totaled $9.2 million and $8.8 million as of June 30, 2026 and December 31, 2025, respectively.

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

The Company evaluates loans individually when they do not share similar risk characteristics with other loans in the portfolio and are not eligible for the practical expediency threshold. As a practical expedient, the Company generally does not individually evaluate loans with an outstanding net exposure of less than $500 thousand, net of government guarantees, where applicable. Instead, expected credit losses for these loans are estimated on a collective basis within the applicable loan segment. Loans with an outstanding net exposure of $500 thousand or greater that do not share similar risk characteristics with the collectively evaluated population are assessed individually, as appropriate.

When a loan is individually evaluated for the allowance for credit losses, the Company uses one of two valuation methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (2) for collateral-dependent loans, the fair value of the underlying collateral. For collateral-dependent loans, the Company obtains an updated "as-is" appraisal or other appropriate valuation to estimate the collateral's fair value. To help ensure valuations remain current, appraisals are generally updated every twelve months by a qualified independent appraiser. If the fair value of the collateral is less than the loan's amortized cost basis, the Company records an allowance for credit losses with a corresponding provision for credit losses.

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

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment and unfunded commitments for the three months ended June 30, 2026 and 2025:

($ in thousands)		CRE	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Balance as of March 31, 2026		$12,007	$6,994	$677	$1,848	$6,877	$3	$28,406
Provision for (reversal of) credit losses	(a)	(817)	593	179	(203)	118	(1)	(131)
Charge-offs		—	(2)	(159)	(63)	—	—	(224)
Recoveries		—	35	14	—	—	—	49
Balance as of June 30, 2026		$11,190	$7,620	$711	$1,582	$6,995	$2	$28,100

Balance as of March 31, 2025		$9,010	$5,381	$512	$1,710	$8,755	$—	$25,368
Provision for (reversal of) credit losses	(a)	9	931	(17)	(372)	704	—	1,255
Charge-offs		(129)	(413)	—	—	—	—	(542)
Recoveries		80	—	4	121	—	—	205
Balance as of June 30, 2025		$8,970	$5,899	$499	$1,459	$9,459	$—	$26,286

($ in thousands)		CRE	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Balance as of December 31, 2025		$10,427	$6,385	$587	$1,611	$8,956	$9	$27,975
Provision for (reversal of) credit losses	(a)	749	1,188	266	34	(1,961)	(7)	269
Charge-offs		—	(33)	(159)	(63)	—	—	(255)
Recoveries		14	80	17	—	—	—	111
Balance as of June 30, 2026		$11,190	$7,620	$711	$1,582	$6,995	$2	$28,100

Balance as of December 31, 2024		$9,290	$5,557	$418	$1,844	$7,684	$3	$24,796
(Reversal of) provision for credit losses	(a)	(271)	755	72	(477)	1,866	(3)	1,942
Charge-offs		(129)	(413)	(10)	(29)	(91)	—	(672)
Recoveries		80	—	19	121	—	—	220
Balance as of June 30, 2025		$8,970	$5,899	$499	$1,459	$9,459	$—	$26,286

($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Unfunded commitments		2026	2025	2026	2025
Allowance for credit losses on unfunded commitments, beginning of period		$286	$409	$274	$360
Reversal of provision for credit losses	(b)	(18)	(49)	(6)	—
Allowance for credit losses on unfunded commitments, end of period		$268	$360	$268	$360
(Reversal of) provision for credit losses	(a) + (b)	$(149)	$1,206	$263	$1,942

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

The following table represents the amortized cost basis of collateral-dependent loans by property type as of June 30, 2026 and December 31, 2025, for which repayment is expected to be obtained through the sale of the underlying collateral:

($ in thousands)	Hotel / Motel	Retail	Single-Family Residential	Office	Total (1)(2)
As of June 30, 2026
CRE	$2,106	$—	$1,641	$—	$3,747
SBA—real estate	5,038	2,682	—	—	7,720
SBA—non-real estate	—	14	—	140	154
Home mortgage	—	—	1,425	—	1,425
Total	$7,144	$2,696	$3,066	$140	$13,046
As of December 31, 2025
CRE	$2,134	$211	$1,079	$—	$3,424
SBA—real estate	4,891	1,528	—	—	6,419
Home mortgage	—	—	589	—	589
Total	$7,025	$1,739	$1,668	$—	$10,432

(1)Excludes guaranteed portion of SBA loans totaling $22.5 million and $12.7 million as of June 30, 2026 and December 31, 2025, respectively.
(2)The allowance for credit losses allocated to these loans as of June 30, 2026 and December 31, 2025 was $2.2 million and $1.3 million, respectively.

The following table presents the amortized cost in nonaccrual loans and loans past due 90 or more days and still accruing interest as of June 30, 2026 and December 31, 2025:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans	90 or More Days Past Due & Still Accruing	Total (1)
As of June 30, 2026
CRE	$1,192	$2,555	$3,747	$—	$3,747
SBA—real estate	6,482	3,864	10,346	892	11,238
SBA—non-real estate	—	854	854	—	854
C&I	—	—	—	—	—
Home mortgage	—	1,425	1,425	—	1,425
Total	$7,674	$8,698	$16,372	$892	$17,264
As of December 31, 2025
CRE	$554	$2,870	$3,424	$—	$3,424
SBA—real estate	7,343	1,851	9,194	—	9,194
SBA—non-real estate	646	—	646	—	646
C&I	218	—	218	—	218
Home mortgage	—	589	589	—	589
Total	$8,761	$5,310	$14,071	$—	$14,071

(1)    Excludes guaranteed portion of loans totaling $30.5 million and $20.9 million as of June 30, 2026 and December 31, 2025, respectively.
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

The following table represents the aging analysis of gross loans as of June 30, 2026 and December 31, 2025:

	Still Accruing
($ in thousands)	30-59 Days Past Due (1)	60-89 Days Past Due	90 or More Days Past Due	Nonaccrual Loans (2)	Current Accruing Loans	Total
As of June 30, 2026
CRE	$723	$—	$—	$3,747	$1,185,647	$1,190,117
SBA—real estate	2,648	516	892	10,346	240,068	254,470
SBA—non-real estate	525	456	—	854	22,249	24,084
C&I	26	77	—	—	221,520	221,623
Home mortgage	3,152	2,363	—	1,425	561,572	568,512
Consumer	—	—	—	—	255	255
Total	$7,074	$3,412	$892	$16,372	$2,231,311	$2,259,061
As of December 31, 2025
CRE	$—	$—	$—	$3,424	$1,128,799	$1,132,223
SBA—real estate	2,532	1,163	—	9,194	229,152	242,041
SBA—non-real estate	30	5	—	646	21,801	22,482
C&I	—	—	—	218	221,052	221,270
Home mortgage	557	2,005	—	589	571,149	574,300
Consumer	—	—	—	—	1,353	1,353
Total	$3,119	$3,173	$—	$14,071	$2,173,306	$2,193,669

(1)Excludes guaranteed portion of loans totaling $3.2 million as of December 31, 2025, with the excluded portion classified within "Current Accruing" loans. As of June 30, 2026, there was no guaranteed portion.
(2)Excludes guaranteed portion of loans totaling $30.5 million as of June 30, 2026, including $28.5 million in SBA—real estate and $2.0 million in SBA—non-real estate and $20.9 million as of December 31, 2025, including $18.9 million in SBA—real estate, $1.7 million in SBA—non-real estate, and $319 thousand in a CRE loan

Loan Modifications to Borrowers Experiencing Financial Difficulty

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

The following tables present the amortized cost of loans as of June 30, 2026 that were modified for borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025 by loan segment and modification type:

Three Months Ended June 30, 2026	Modification Type		Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Total
CRE	$2,161	$2,161	0.18%
Total	$2,161	$2,161

Three Months Ended June 30, 2025	Modification Type		Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Total
CRE	$1,084	$1,084	0.11%
SBA—real estate (1)	2,081	2,081	0.86%
Total	$3,165	$3,165

Six Months Ended June 30, 2026	Modification Type		Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Total
CRE	$2,161	$2,161	0.18%
SBA—real estate (1)	1,723	1,723	0.68%
Total	$3,884	$3,884

Six Months Ended June 30, 2025	Modification Type		Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Total
CRE (2)	$4,239	$4,239	0.42%
SBA—real estate (1)	2,730	2,730	1.13%
Total	$6,969	$6,969

(1)    Excludes guaranteed portion of SBA loans totaling $2.9 million and $3.2 million as of June 30, 2026 and June 30, 2025, respectively.
(2)    Interest-only payment arrangements are included within payment deferments as other-than-significant payment delays under ASC 310-10-50-39.

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Payment Delay:
CRE	Deferment of payment by a weighted average of	0.5 years	0.5 years
SBA—real estate	Deferment of payment by a weighted average of	N/A	0.5 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Payment Delay:
CRE (1)	Deferment of payment by a weighted average of	0.3 years	0.4 years
SBA—real estate	Deferment of payment by a weighted average of	0.3 years	0.3 years

(1)Interest-only payment arrangements are included within payment deferments as other-than-significant payment delays under ASC 310-10-50-39.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received modifications within the previous 12 months preceding June 30, 2026 and 2025, and subsequently defaulted in three and six months ended June 30, 2026, and 2025.

For both the six months ended June 30, 2026, and 2025, the Company had no additional commitments to lend to borrowers included in the tables above.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that were modified in the twelve months ended June 30, 2026 and 2025:

	Payment Performance as of June 30, 2026
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$2,161	$1,580	$—	$3,741
SBA—real estate (1)	1,723	2,073	—	3,796
Total	$3,884	$3,653	$—	$7,537

	Payment Performance as of June 30, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$1,733	$1,580	$—	$3,313
SBA—real estate (1)	5,236	—	1,960	7,196
Total	$6,969	$1,580	$1,960	$10,509

(1)Excludes guaranteed portion of SBA loans totaling $9.3 million and $7.4 million as of June 30, 2026 and 2025, respectively.

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

The following table presents the loan portfolio's amortized cost and current year-to-date gross write-offs by loan type, risk rating and year of origination as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
($ in thousands)	2026	2025	2024	2023	2022	Prior
CRE
Pass	$177,212	$328,072	$239,198	$75,101	$208,373	$144,604	$10,340	$—	$1,182,900
Special mention	—	—	586	—	—	—	—	—	586
Substandard	—	—	—	2,969	1,501	2,161	—	—	6,631
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$177,212	$328,072	$239,784	$78,070	$209,874	$146,765	$10,340	$—	$1,190,117
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass (1)	$27,804	$42,304	$24,774	$28,473	$39,706	$70,475	$—	$—	$233,536
Special mention (1)	—	—	2,722	—	1,196	2,942	—	—	6,860
Substandard (1)	—	982	851	1,238	6,055	4,948	—	—	14,074
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$27,804	$43,286	$28,347	$29,711	$46,957	$78,365	$—	$—	$254,470
Year-to-date charge-offs	$—	$19	$—	$—	$11	$3	$—	$—	$33
SBA—non-real estate
Pass (1)	$3,479	$5,514	$7,196	$3,229	$1,502	$2,239	$—	$—	$23,159
Special mention	—	—	71	—	—	—	—	—	71
Substandard (1)	—	14	442	52	168	178	—	—	854
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$3,479	$5,528	$7,709	$3,281	$1,670	$2,417	$—	$—	$24,084
Year-to-date charge-offs	$—	$—	$46	$88	$—	$25	$—	$—	$159
C&I
Pass	$10,398	$4,647	$17,246	$7,430	$9,069	$10,439	$160,299	$705	$220,233
Special mention	—	—	—	—	—	—	1,315	—	1,315
Substandard	—	—	—	75	—	—	—	—	75
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$10,398	$4,647	$17,246	$7,505	$9,069	$10,439	$161,614	$705	$221,623
Year-to-date charge-offs	$—	$16	$13	$34	$—	$—	$—	$—	$63
Home mortgage
Pass	$43,437	$123,224	$29,308	$42,068	$227,449	$100,064	$—	$—	$565,550
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,962	—	—	—	2,962
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$43,437	$123,224	$29,308	$42,068	$230,411	$100,064	$—	$—	$568,512
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$70	$—	$—	$—	$—	$—	$185	$—	$255
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$70	$—	$—	$—	$—	$—	$185	$—	$255
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans

Pass (1)	$262,400	$503,761	$317,722	$156,301	$486,099	$327,821	$170,824	$705	$2,225,633
Special mention (1)	—	—	3,379	—	1,196	2,942	1,315	—	8,832
Substandard (1)	—	996	1,293	4,334	10,686	7,287	—	—	24,596
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$262,400	$504,757	$322,394	$160,635	$497,981	$338,050	$172,139	$705	$2,259,061
Year-to-date charge-offs	$—	$35	$59	$122	$11	$28	$—	$—	$255

	December 31, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
($ in thousands)	2025	2024	2023	2022	2021	Prior
CRE
Pass (1)	$341,466	$243,845	$87,232	$222,690	$158,119	$57,954	$10,553	$—	$1,121,859
Special mention	—	592	—	—	2,179	—	—	—	2,771
Substandard (1)	—	—	1,580	5,802	—	211	—	—	7,593
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$341,466	$244,437	$88,812	$228,492	$160,298	$58,165	$10,553	$—	$1,132,223
Year-to-date charge-offs	$—	$—	$—	$—	$—	$129	$—	$—	$129
SBA— real estate
Pass (1)	$45,147	$26,310	$25,059	$47,886	$11,362	$68,727	$—	$—	$224,491
Special mention (1)	—	1,989	—	3,409	457	1,246	—	—	7,101
Substandard (1)	—	593	1,190	4,542	345	3,779	—	—	10,449
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$45,147	$28,892	$26,249	$55,837	$12,164	$73,752	$—	$—	$242,041
Year-to-date charge-offs	$—	$—	$—	$—	$—	$413	$—	$—	$413
SBA—non-real estate
Pass (1)	$5,838	$7,538	$3,697	$1,695	$79	$2,967	$—	$—	$21,814
Special mention (1)	13	—	—	—	—	—	—	—	13
Substandard (1)	—	183	89	169	—	214	—	—	655
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$5,851	$7,721	$3,786	$1,864	$79	$3,181	$—	$—	$22,482
Year-to-date charge-offs	$—	$—	$3	$—	$—	$33	$—	$—	$36
C&I
Pass	$7,942	$19,098	$8,737	$10,379	$11,799	$1,364	$159,857	$756	$219,932
Special mention	—	—	—	—	—	—	1,000	—	1,000
Substandard	—	—	—	—	218	—	120	—	338
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$7,942	$19,098	$8,737	$10,379	$12,017	$1,364	$160,977	$756	$221,270
Year-to-date charge-offs	$—	$—	$41	$157	$—	$—	$—	$—	$198
Home mortgage
Pass	$136,984	$33,996	$50,255	$244,188	$64,949	$41,788	$—	$—	$572,160
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,140	—	—	—	—	2,140
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$136,984	$33,996	$50,255	$246,328	$64,949	$41,788	$—	$—	$574,300
Year-to-date charge-offs	$—	$—	$—	$77	$—	$14	$—	$—	$91
Consumer
Pass	$—	$—	$—	$—	$—	$—	$1,353	$—	$1,353
Special mention	—	—	—	—	—	—	—	—	—

Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$—	$1,353	$—	$1,353
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass (1)	$537,377	$330,787	$174,980	$526,838	$246,308	$172,800	$171,763	$756	$2,161,609
Special mention (1)	13	2,581	—	3,409	2,636	1,246	1,000	—	10,885
Substandard (1)	—	776	2,859	12,653	563	4,204	120	—	21,175
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$537,390	$334,144	$177,839	$542,900	$249,507	$178,250	$172,883	$756	$2,193,669
Year-to-date charge-offs	$—	$—	$44	$234	$—	$589	$—	$—	$867

(1)As of June 30, 2026 and December 31, 2025, $35.8 million and $27.3 million, respectively, of criticized loans with payments guaranteed by government agencies were classified as "Pass" rated.
Note 4 — Premises and Equipment

The following table presents information regarding the premises and equipment as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Leasehold improvements	$11,082	$11,009
Furniture and fixtures	5,500	5,480
Equipment and others	3,987	4,000
Total premises and equipment	20,569	20,489
Accumulated depreciation	(15,271)	(14,745)
Total premises and equipment, net	$5,298	$5,744

Total depreciation expense included in Occupancy and equipment in the Consolidated Statements of Income was $344 thousand and $394 thousand for the three months ended June 30, 2026 and 2025, respectively, and $686 thousand and $741 thousand for the six months ended June 30, 2026 and 2025, respectively.
Note 5 — Servicing Assets

The Company recognizes the rights to service SBA loans for others as servicing assets when the benefit of servicing is expected to more than adequately compensate the Company for performing the servicing. Servicing assets are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of June 30, 2026 and December 31, 2025, the Company serviced SBA loans for others with principal balances of $697.4 million and $682.9 million, respectively.
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and evaluates each group for impairment based on the fair value. Based on the impairment test as of June 30, 2026 and December 31, 2025, there was no impairment.

The following table presents the activity in the servicing assets for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$9,834	$10,848	$10,057	$10,834
Additions from loans sold with servicing retained	1,107	570	1,821	1,251
Amortized to expense	(661)	(846)	(1,598)	(1,513)
Ending balance	$10,280	$10,572	$10,280	$10,572

The fair value of the servicing assets was $15.1 million as of June 30, 2026, which was determined using discount rates ranging from 4.50% to 12.02% and prepayment speeds ranging from 12.90% to 13.60%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $15.7 million as of June 30, 2025, which was determined using discount rates ranging from 4.76% to 11.53% and prepayment speeds ranging from 12.90% to 13.60% depending on the stratification of the specific assets.
Note 6 — Borrowing Arrangements
As of June 30, 2026, the Company had $75.0 million in advances from FHLB with a weighted average interest rate of 3.56% and a weighted average remaining term of 1.8 years, compared to $75.0 million with a weighted average interest rate of 3.55% and a weighted average remaining term of 2.1 years as of December 31, 2025. The Company had letters of credit from the FHLB in the amount of $170.0 million and $135.0 million to secure public deposits as of June 30, 2026 and December 31, 2025, respectively.

The Company had available borrowing capacity from the following institutions as of June 30, 2026:

($ in thousands)	June 30, 2026
FHLB	$429,846
Federal Reserve Bank	216,666
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$746,512

The Company has pledged approximately $1.69 billion and $1.64 billion of loans as collateral for these lines of credit as of June 30, 2026 and December 31, 2025, respectively.
Note 7. Subordinated Note
On November 7, 2025, OP Bancorp issued in a private placement a $25.0 million principal amount of fixed-to-floating rate note due 2035 (the "2035 Note"). The 2035 Note will mature on November 15, 2035. From the original issue date to, but excluding, November 15, 2030, the 2035 Note will bear interest at a fixed rate of 7.50% per annum and payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2026. Thereafter, until maturity or earlier redemption, the 2035 Note will bear interest at a floating rate, reset quarterly, equal to the three-month term Secured Overnight Financing Rate ("SOFR") plus 411 basis points and payable in arrears on February 15, May 15, August 15, and November 15 of each year. The Company may, at its option, redeem the 2035 Note, in whole or part, at any time after the fifth anniversary of issuance, subject to any required regulatory approvals. The 2035 Note is qualified as tier 2 capital under current regulatory guidelines and interpretations. Debt issuance costs incurred in connection with the issuance of the 2035 Note totaled $426 thousand and were capitalized in accordance with ASC 835-30. These costs are presented as a direct deduction from the carrying amount of the subordinated note on the Consolidated Balance Sheet and are amortized into interest expense over the contractual term of the note using the straight-line method. As of both June 30, 2026 and December 31, 2025, the balance of the 2035 Note, net of unamortized debt issuance cost was $24.6 million. The amortization of debt issuance cost was $22 thousand and $43 thousand for three and six months ended June 30, 2026, respectively.
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

The following table presents the distribution of undisbursed credit-related commitments as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Loan commitments	$361,167	$325,072
Standby letter of credit	30,034	23,389
Commercial letter of credit	62	63
Total undisbursed credit related commitments	$391,263	$348,524

Investments in low-income housing partnership

The Company invests in certain affordable housing partnerships. The following table shows the investments and unfunded commitments of the Company's affordable housing partnerships as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Investments in low-income housing partnerships (1)	$17,018	$18,155
Unfunded commitments to fund investments for low-income housing partnerships (1)	5,286	7,137

(1)These balances are reflected in other assets and other liabilities on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2042.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received, and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $568 thousand and $565 thousand for the three months ended June 30, 2026 and 2025, respectively, and $1.1 million for both the six months ended June 30, 2026 and 2025. In addition, the Company recognized tax credits and other benefits of $730 thousand and $578 thousand for the three months ended June 30, 2026 and 2025, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

Legal Proceedings
From time to time the Company or the Bank are parties to legal proceedings in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss is probable and its amount can be reasonably estimated with specificity or within a given range. Management estimates the likelihood and the amount of a possible loss using current available information from legal proceedings, advice from legal counsel, and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from any legal proceedings. The Company is not presently subject to any legal action for which an accrual is required and, accordingly, no accrual has been recorded; however, the Company acknowledges that actual exposure and ultimate losses may differ from current expectations. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to management as of June 30, 2026, management does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s Consolidated Financial Statements.
Note 9 — Stock-Based Compensation Plan
The Company has one stock-based compensation plan, the OP Bancorp 2021 Equity Incentive Plan ("2021 Plan") as of June 30, 2026. The Board of Directors approved the 2021 Plan, an equity incentive plan for granting stock options and restricted stock awards to key employees, officers, and non-employee directors of the Company. An aggregate of 1,500,000 shares of the Company’s common stock was authorized under the 2021 Plan. The exercise prices of stock options granted under the 2021 Plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. There were no stock options granted under the 2021 Plan as of June 30, 2026 and December 31, 2025.

Restricted stock awards issued under the 2021 Plan may or may not be subject to vesting provisions. These awards do not confer voting rights or receive dividend entitlements until the shares have vested. Stock compensation cost for the restricted stock awards are recognized based on the grant-date fair value over the vesting period.

The following table presents a summary of the activity in the Company’s restricted stock awards under the 2021 Plan for the six months ended June 30, 2026:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding (unvested), as of January 1, 2026	131,025	$12.51	$1,850
Awards granted	13,657	14.06
Awards vested	(43,952)	11.45
Awards forfeited	(1,350)	13.03
Outstanding (unvested), as of June 30, 2026	99,380	$13.20	$1,490

The following table presents compensation cost and the related tax benefit for the restricted stock awards under the 2021 Plan for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Stock compensation cost	$193	$153	$373	$313
Tax benefit realized from awards vested	37	32	38	52

There were 1,056,625 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of June 30, 2026. The Company had approximately $1.1 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of June 30, 2026. The Company expects to recognize these costs over a weighted average period of 3.1 years.

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
AFS Debt Securities —The fair values of investment securities are determined by matrix pricing, which is a mathematical technique used to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management obtains fair values of investment securities on a monthly basis from a third-party pricing service.
Equity Investments — The Company has an equity investment with readily determinable fair value. The fair value is obtained from unadjusted quoted prices in active markets on the date of measurement and classified as Level 1.
Derivatives —The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Assets:
AFS debt securities:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$34,422	$—	$34,422	$—
Residential collateralized mortgage obligations	162,275	—	162,275	—
Municipal securities - tax exempt	5,809	—	5,809	—
Equity Investments:
Mutual fund - CRA qualified	3,777	3,777	—	—
Derivative assets:
Interest rate products	142	—	142	—
Liabilities:
Derivative liabilities:
Interest rate products	339	—	339	—

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
Collateral-dependent loans — Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. Fair value for collateral-dependent loans is measured based on the value of the collateral securing these loans and are classified as Level 3. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The fair value of real estate collateral is determined based on third-party appraisals. The fair value of business equipment is based on third-party appraisals if significant, or the equipment’s net book value on the business’ financial statements. The fair value of inventory and accounts receivable collateral are determined based on independent field examiner review or aging reports. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Appraised values are reviewed by management using historical knowledge, market considerations, and knowledge of the client and client’s business.

Other real estate owned ("OREO")— Fair value of OREO is determined primarily based on third-party appraisals, less costs to sell and therefore, is classified as Level 3. Appraisals are required annually and may be updated more frequently when circumstances require, and the fair value adjustments are made to OREO based on the updated appraisals, as appropriate.

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Collateral-dependent loans:
CRE	$1,084	$—	$—	$1,084
SBA—real estate	4,434	—	—	4,434
Total	$5,518	$—	$—	$5,518

December 31, 2025
Collateral-dependent loans:
CRE	$450	$—	$—	$450
SBA—real estate	3,330	—	—	3,330
Total	$3,780	$—	$—	$3,780
Total

The following table presents the increase (decrease) in the fair value of certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Collateral-dependent loans:
CRE	$(17)	$—	$(21)	$—
SBA—real estate	(604)	(160)	(877)	113
Total	$(621)	$(160)	$(898)	$113

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of June 30, 2026 and December 31, 2025:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Input Value
June 30, 2026
Collateral-dependent loans:	$4,301	Fair value of collateral	Selling cost	8.5%
	1,217	Fair value of collateral	Selling cost and Discount	28.5%

December 31, 2025
Collateral-dependent loans:	$2,383	Fair value of collateral	Selling cost	8.5%
	1,397	Fair value of collateral	Selling cost and Discount	28.5%

Financial Instruments

The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	June 30, 2026
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$175,051	$175,051	$—	$—	$175,051
Loans held for sale	21,305	—	23,054	—	23,054
Net loans	2,230,961	—	—	2,255,450	2,255,450
Accrued interest receivable, net	10,172	89	861	9,222	10,172
Other investments:
FHLB and PCBB stock	14,938	N/A	N/A	N/A	N/A
Time deposits placed	109	—	109	—	109
Financial liabilities:
Deposits	2,368,339	—	2,368,423	—	2,368,423
FHLB advances	75,000	—	80,443	—	80,443
Subordinated note, net	24,629	—	26,416	—	26,416
Accrued interest payable	15,949	—	15,949	—	15,949

	December 31, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$167,311	$167,311	$—	$—	$167,311
Loans held for sale	11,443	—	12,267	—	12,267
Net loans	2,165,694	—	—	2,243,772	2,243,772
Accrued interest receivable, net	10,482	7	1,708	8,767	10,482
Other investments:
FHLB and PCBB stock	13,346	N/A	N/A	N/A	N/A
Time deposits placed	105	—	105	—	105
Financial liabilities:
Deposits	2,280,547	—	2,283,339	—	2,283,339
FHLB advances	75,000	—	75,792	—	75,792
Subordinated note, net	24,586	—	24,845	—	24,845
Accrued interest payable	14,595	—	14,595	—	14,595

Note 11 — Derivative Financial Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. As of June 30, 2026, the Company anticipates reclassifying an estimated $130 thousand of pre-tax of deferred net gains from AOCI into earnings during the next 12 months. For the Company's accounting policy on derivatives, see Note 1. Significant Accounting Policies to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

The following table presents the notional amounts, fair values and classification on consolidated balance sheets of the Company's derivatives as of June 30, 2026 and December 31, 2025:

	Derivative Assets			Derivative Liabilities
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
June 30, 2026
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate products	$25,000	Other assets	$142	$50,000	Other liabilities	$339
Total derivatives designated as hedging instruments			$142			$339

December 31, 2025
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate products	$—	Other assets	$—	$75,000	Other liabilities	$888
Total derivatives designated as hedging instruments			$—			$888

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and six months ended June 30, 2026 and 2025:

($ in thousands)	(Losses) Gains Recognized in AOCI	Location of Gains (Losses) Reclassified from AOCI into Earnings	Amount of Gains (Losses) Reclassified from AOCI into Earnings
Three Months Ended June 30, 2026
Interest rate products	$(195)	Interest expense on deposits	$(103)
Total	$(195)		$(103)
Three Months Ended June 30, 2025
Interest rate products	$(150)	Interest expense on deposits	$29
Total	$(150)		$29

Six Months Ended June 30, 2026
Interest rate products	$(533)	Interest expense on deposits	$(198)
Total	$(533)		$(198)
Six Months Ended June 30, 2025
Interest rate products	$(632)	Interest expense on deposits	$60
Total	$(632)		$60

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2026
Derivatives assets	$142	$—	$142	$—	$142	$—
Total	$142	$—	$142	$—	$142	$—

December 31, 2025
Derivatives assets	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2026
Derivatives liabilities	$339	$—	$339	$—	$339	$—
Total	$339	$—	$339	$—	$339	$—

December 31, 2025
Derivatives liabilities	$888	$—	$888	$—	$888	$—
Total	$888	$—	$888	$—	$888	$—

Note 12 — Regulatory Capital Matters
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules administered by the federal and state banking agencies. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company's operations or financial condition. The Basel III capital rules also require the Bank to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of both June 30, 2026 and December 31, 2025, the Bank met all applicable capital adequacy requirements.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	June 30, 2026
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$301,991	13.32%	N/A	N/A	N/A	N/A
Bank	302,846	13.35	$181,523	8.00%	$226,903	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	249,020	10.98	N/A	N/A	N/A	N/A
Bank	274,483	12.10	136,142	6.00	181,523	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	249,020	10.98	N/A	N/A	N/A	N/A
Bank	274,483	12.10	102,107	4.50	147,487	6.50
Tier 1 capital (to average assets)
Consolidated	249,020	9.21	N/A	N/A	N/A	N/A
Bank	274,483	10.15	108,200	4.00	135,250	5.00

	December 31, 2025
	Actual (1)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$289,562	13.31%	N/A	N/A	N/A	N/A
Bank	289,464	13.30	$174,139	8.00%	$217,673	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A
Bank	262,255	12.05	130,604	6.00	174,139	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A
Bank	262,255	12.05	97,953	4.50	141,488	6.50
Tier 1 capital (to average assets)
Consolidated	237,791	8.99	N/A	N/A	N/A	N/A
Bank	262,255	9.91	105,826	4.00	132,282	5.00

(1)Regulatory capital requirements apply only to Open Bank, and OP Bancorp’s ratios are presented solely for information purposes.

Note 13 — Earnings Per Share

The following table presents the calculation of the basic and diluted EPS for the three and six months ended June 30, 2026 and 2025. For more information on the calculation of EPS, see Note 1. Significant Accounting Policies to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2026	2025	2026	2025
Basic
Net income	$7,978	$6,333	$15,212	$11,893
Distributed and undistributed earnings allocated to participating securities	—	(53)	—	(127)
Net income allocated to common shares	$7,978	$6,280	$15,212	$11,766
Weighted-average number of common shares outstanding	14,903,398	14,859,718	14,897,198	14,858,483
Basic EPS	$0.54	$0.42	$1.02	$0.79
Diluted
Net income allocated to common shares	$7,978	$6,280	$15,212	$11,766
Weighted-average number of common shares outstanding	14,903,398	14,859,718	14,897,198	14,858,483
Add: Dilutive impact of unvested restricted stock awards (1)	38,732	—	39,324	—
Average shares and dilutive potential common shares	14,942,130	14,859,718	14,936,522	14,858,483
Diluted earnings per common share	$0.53	$0.42	$1.02	$0.79

(1)Approximately five thousand and eleven thousand weighted-average shares of anti-dilutive restricted stock awards were excluded from the diluted EPS computation for the three and six months ended June 30, 2026, respectively. No shares of common stock were antidilutive for the three and six months ended June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Part II, Item 1A. Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OP Bancorp (referred to herein on an unconsolidated basis as "OP Bancorp" and on a consolidated basis as the "Company") is a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank ("Open Bank" or the "Bank"), our wholly owned banking subsidiary, and we do not conduct material business operations other than through the Bank. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American communities within our primary market areas. We currently operate twelve full service branches: nine branches across Los Angeles and Orange Counties in California, as well as one branch each in Santa Clara, California; Carrollton, Texas; and Las Vegas, Nevada. In addition,we have one loan production office in Bellevue, Washington, which we opened in May 2026. During the first half of 2026, we closed five loan production offices due to limited market demand, including offices in Pleasanton, California; Atlanta, Georgia; Aurora, Colorado; and Fairfax, Virginia in May 2026, and Lynnwood, Washington in June 2026.

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

Current Developments

Interest Rate Environment

The Board of Governors of the Federal Reserve System ("Federal Reserve") maintained the Federal Funds Rate target range at 3.50% to 3.75% at its July 29, 2026 meeting, continuing its pause in monetary policy adjustments. The Federal Reserve indicated that future policy decisions will remain dependent on incoming economic data and evolving economic conditions, including inflation trends, labor market conditions, economic growth, and broader uncertainties. The current interest rate environment continues to influence loan demand, deposit pricing, funding costs, and credit quality trends across the banking industry. Economic uncertainty and potential for future changes in monetary policy continue to present challenges in forecasting interest rate movements and economic conditions, which may affect the Company's balance sheet management strategies and its ability to effectively price loans and deposit products.

SEC Rulemaking Developments

In May 2026, the SEC issued proposed rule amendments that, if adopted, would permit public companies to elect semiannual reporting in lieu of quarterly reporting and would simplify the public company filer status framework while expanding certain reporting accommodations available to smaller issuers. The proposals remain subject to the SEC rulemaking process and public comment. The Company is monitoring these developments and evaluating their potential impact on its reporting and compliance obligations.

Community Bank Leverage Ratio

The Community Bank Leverage Ratio (“CBLR”) framework is an optional regulatory capital framework that allows qualifying community banking organizations to use a simple leverage ratio rather than calculating certain risk-based capital ratios. The Company plans to elect the CBLR framework beginning in the third quarter of 2026 and believes the election will simplify regulatory capital reporting and compliance requirements while remaining appropriate for the Company’s capital and risk profile.

The Company continues to monitor changes in the banking environment and adjust its operating, funding, and risk management strategies as appropriate.

FINANCIAL REVIEW

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2026	2025	2026	2025
Income Statement Data:
Interest income	$38,193	$37,665	$76,730	$72,524
Interest expense	18,125	17,944	36,139	35,385
Net interest income	20,068	19,721	40,591	37,139
(Reversal of) provision for credit losses	(149)	1,206	263	1,942
Noninterest income	5,651	3,968	9,683	8,784
Noninterest expense	14,826	14,037	29,059	27,851
Income before income taxes	11,042	8,446	20,952	16,130
Income tax expense	3,064	2,113	5,740	4,237
Net income	7,978	6,333	15,212	11,893
Per Share Data:
Basic EPS	$0.54	$0.42	$1.02	$0.79
Diluted EPS	0.53	0.42	1.02	0.79
Book value per common share, at period-end	15.99	14.36	15.99	14.36
Shares of common stock outstanding, at period-end	14,926,750	14,885,614	14,926,750	14,885,614
Performance Ratios:
Return on average assets ("ROAA") (1)	1.18%	1.00%	1.13%	0.96%
Return on average equity ("ROAE") (1)	13.61	11.97	13.09	11.36
Yield on average total loans (1)	6.36	6.56	6.35	6.47
Yield on average interest-earning assets (1)	5.87	6.18	5.94	6.11
Cost of average interest-bearing liabilities (1)	3.82	4.18	3.85	4.24
Cost of deposits (1)	2.93	3.15	2.95	3.19
Net interest margin (1)	3.08	3.23	3.13	3.12
Efficiency ratio (2)	57.64	59.25	57.80	60.65

(1)    Annualized.
(2)    Represents noninterest expense divided by the sum of net interest income and noninterest income.

			Change
($ in thousands)	June 30, 2026	December 31, 2025	% or Basis Point
Balance Sheet Data:
Gross loans	$2,259,061	$2,193,669	3%
Allowance for credit losses on loans	28,100	27,975	0%
Total assets	2,744,306	2,650,226	4%
Total deposits	2,368,339	2,280,547	4%
Shareholders’ equity	238,643	227,893	5%
Asset Quality Data:
Nonperforming loans to gross loans	0.76%	0.64%	12
Allowance for credit losses on loans to nonperforming loans	163	199	(36)%
Allowance for credit losses on loans to gross loans	1.24	1.28	(4)
Balance Sheet and Capital Ratios:
Gross loans to total deposits	95%	96%	(100)
Noninterest-bearing deposits to total deposits	23	23	—
Shareholders' equity to total assets	8.70	8.60	10
Tier 1 leverage capital ratio	9.21	8.99	22
Common equity tier 1 capital ratio	10.98	10.93	5
Tier 1 risk-based capital ratio	10.98	10.93	5
Total risk-based capital ratio	13.32	13.31	1

Net income for the second quarter of 2026 was $8.0 million, up $1.6 million, or 26%, compared with $6.3 million for the same period in 2025. For the first half of 2026, net income was $15.2 million, up $3.3 million, or 28%, compared with $11.9 million for the same period in 2025. The following were notable elements of the Company's performance for the periods presented:
•Net interest income and net interest margin: Second quarter 2026 net interest income increased to $20.1 million, up $347 thousand, or 2%, from the year ago quarter, while net interest margin decreased 15 basis points to 3.08%. For the first half of 2026, net interest income increased to $40.6 million, up $3.5 million, or 9%, from the year ago period, and net interest margin expanded one basis point to 3.13%.
•Profitability ratios: Second quarter 2026 ROAA and ROAE increased to 1.18% and 13.61%, respectively, up 18 and 164 basis points from the same period in 2025. For the first half of 2026, ROAA and ROAE increased to 1.13% and 13.09%, respectively, up 17 and 173 basis points from the year ago period.
•Efficiency ratios: Second quarter 2026 efficiency ratio was 57.64%, an improvement of 161 basis points from the same period in 2025, primarily reflecting higher noninterest income. For the first half of 2026, efficiency ratio was 57.80%, an improvement of 285 basis points from the same period in 2025, primarily due to growth in net interest income.
•Asset growth: Total assets were $2.74 billion as of June 30, 2026, up $94.1 million, or 4%, from December 31, 2025, primarily driven by a $65.4 million increase in gross loans.
•Loan growth: Gross loans were $2.26 billion, up $65.4 million, or 3%, from December 31, 2025, primarily reflecting $57.9 million of CRE loan growth.
•Deposit growth: Total deposits were $2.37 billion, up $87.8 million, or 4%, from December 31, 2025, reflecting growth in noninterest-bearing and money market and other deposits.

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

RESULTS OF OPERATIONS
Net Interest Income
Net interest income, which represents the difference between interest income and interest expense, is the largest component of our total revenue and a key driver of our financial performance. Management monitors net interest income and the net interest margin, which are affected by the timing of premiums and discounts accretion on interest-earning assets, reversals of interest on nonaccrual loans, changes in prepayment speeds, and loan activity. We seek to maximize net interest income without assuming excessive interest rate risk through our asset and liability management policies, including monitoring the pricing, maturity, and repricing characteristics of interest-earning assets and interest-bearing liabilities.

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

	Three Months Ended June 30,
	2026				2025
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)		Average Balance	Interest Income/Expense	Average Yield/Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$128,022	$416	1.29%	(2)	$147,874	$1,648	4.41%
Other investments (3)	18,531	222	4.79		16,961	317	7.47
AFS debt securities	206,877	1,824	3.53		180,193	1,437	3.19
CRE	1,171,097	18,691	6.40		1,028,961	16,013	6.24
SBA	314,060	6,077	7.76		283,130	6,618	9.38
C&I	206,978	3,517	6.82		195,547	3,667	7.52
Home mortgage	560,842	7,437	5.30		587,454	7,962	5.42
Consumer	293	9	11.76		76	3	15.86
Loans (4)	2,253,270	35,731	6.36		2,095,168	34,263	6.56
Total interest-earning assets	2,606,700	38,193	5.87		2,440,196	37,665	6.18
Noninterest-earning assets	87,072				83,394
Total assets	$2,693,772				$2,523,590

Interest-bearing liabilities:
Money market deposits and others	$404,975	$3,174	3.14%		$408,667	$3,586	3.52%
Time deposits	1,392,628	13,717	3.95		1,267,363	13,889	4.40
Total interest-bearing deposits	1,797,603	16,891	3.77		1,676,030	17,475	4.18
Borrowings	81,816	744	3.65		46,707	469	4.04
Subordinated note	24,622	490	7.96		—	—	—
Total interest-bearing liabilities	1,904,041	18,125	3.82		1,722,737	17,944	4.18
Noninterest-bearing liabilities:
Noninterest-bearing deposits	518,218				547,545
Other noninterest-bearing liabilities	36,969				41,624
Total noninterest-bearing liabilities	555,187				589,169
Shareholders’ equity	234,544				211,684
Total liabilities and shareholders’ equity	$2,693,772				$2,523,590
Net interest income / interest rate spreads		$20,068	2.05%			$19,721	2.00%
Net interest margin			3.08%				3.23%

Cost of deposits			2.93%				3.15%
Cost of funds			3.00%				3.17%

	Six Months Ended June 30,
	2026				2025
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)		Average Balance	Interest Income/Expense	Average Yield/Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$136,470	$1,743	2.54%	(2)	$136,038	$3,020	4.41%
Other investments (3)	17,885	792	8.86		16,716	619	7.40
AFS debt securities	206,066	3,585	3.48		182,409	2,933	3.22
CRE	1,162,852	36,505	6.33		1,014,772	30,993	6.16
SBA	303,499	12,057	8.01		274,589	12,825	9.42
C&I	209,943	7,069	6.79		203,781	7,445	7.37
Home mortgage	563,002	14,945	5.31		557,058	14,681	5.27
Consumer and other	787	34	8.70		154	8	11.27
Loans (4)	2,240,083	70,610	6.35		2,050,354	65,952	6.47
Total interest-earning assets	2,600,504	76,730	5.94		2,385,517	72,524	6.11
Noninterest-earning assets	81,980				80,624
Total assets	$2,682,484				$2,466,141

Interest-bearing liabilities:
Money market deposits and others	$399,141	$6,183	3.12%		$381,387	$6,671	3.53%
Time deposits	1,391,565	27,553	3.99		1,237,862	27,412	4.47
Total interest-bearing deposits	1,790,706	33,736	3.80		1,619,249	34,083	4.24
Borrowings	78,841	1,423	3.64		62,736	1,302	4.19
Subordinated note	24,612	980	7.96		—	—	—
Total interest-bearing liabilities	1,894,159	36,139	3.85		1,681,985	35,385	4.24
Noninterest-bearing liabilities:
Noninterest-bearing deposits	517,474				534,870
Other noninterest-bearing liabilities	38,355				39,829
Total noninterest-bearing liabilities	555,829				574,699
Shareholders’ equity	232,496				209,457
Total liabilities and shareholders’ equity	$2,682,484				$2,466,141
Net interest income / interest rate spreads		$40,591	2.09%			$37,139	1.87%
Net interest margin			3.13%				3.12%

Cost of deposits			2.95%				3.19%
Cost of funds			3.02%				3.22%

(1)Annualized.
(2)Interest income includes a one-time $739 thousand accrual adjustment related to the Federal Reserve Bank account.
(3)Includes FHLB and PCBB stocks, CRA qualified mutual fund and interest-earning time deposits with banks.
(4)Include loans held-for-sale.

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

	Three Months Ended June 30,
	2026 vs 2025
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$(143)	$(1,089)	$(1,232)
Other investments	26	(121)	(95)
AFS debt securities	242	145	387
CRE	2,240	438	2,678
SBA	661	(1,202)	(541)
C&I	236	(386)	(150)
Home mortgage	(325)	(200)	(525)
Consumer	8	(2)	6
Total loans	2,820	(1,352)	1,468
Total interest-earning assets	2,945	(2,417)	528
Interest-bearing liabilities:
Money market deposits and others	7	(419)	(412)
Time deposits	1,298	(1,470)	(172)
Total interest-bearing deposits	1,305	(1,889)	(584)
Borrowings	337	(62)	275
Subordinated note	245	245	490
Total interest-bearing liabilities	1,887	(1,706)	181
Net interest income	$1,058	$(711)	$347

Comparison for the Three Months Ended June 30, 2026 and 2025

Net interest income for the second quarter of 2026 increased modestly by $347 thousand, or 2%, primarily driven by balance-sheet growth and lower deposit costs. These favorable factors were partially offset by lower loan yields, reduced interest income on interest-bearing deposits in other banks resulting from lower market rates earned on Federal Reserve Bank balances and a one-time interest accrual adjustment related to the Federal Reserve Bank account, as well as higher interest expense associated with the subordinated note issued in November 2025.

Interest income on loans increased by $1.5 million, or 4%, primarily due to growth in average loan balances, reflecting expansion in CRE loan portfolio. The increase was partially offset by lower loan yields, resulting from the repricing of adjustable-rate loans and lower rates on new originations following last year's federal funds rate cuts, as well as the absence of elevated interest income recognized from nonaccrual loans in the prior period.

Interest expense on interest-bearing deposits decreased by $584 thousand, or 3%, mainly due to lower deposit costs as time deposits repriced following the federal funds rate cuts. The decrease was partially offset by growth in average interest-bearing deposit balances, primarily in time deposits.

Interest income on interest-bearing deposits in other banks decreased by $1.2 million, primarily due to the aforementioned accrual adjustment of $739 thousand on the Federal Reserve Bank account, as well as lower yields on Federal Reserve Bank balances.

Interest expense on subordinated note increased by $490 thousand, reflecting the issuance of the subordinated note in November 2025.

As a result, net interest margin decreased by 15 basis points, despite a five basis point increase in net interest spread, as average earning assets grew 7%, outpacing the 2% increase in net interest income.

	Six Months Ended June 30,
	2026 vs 2025
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$8	$(1,285)	$(1,277)
Federal funds sold and other investments	49	124	173
AFS debt securities	434	218	652
CRE	4,586	926	5,512
SBA	1,250	(2,018)	(768)
C&I	274	(650)	(376)
Home mortgage	322	(58)	264
Consumer and other	32	(6)	26
Total loans	6,464	(1,806)	4,658
Total interest-earning assets	6,955	(2,749)	4,206
Interest-bearing liabilities:
Money market deposits and others	340	(828)	(488)
Time deposits	3,216	(3,075)	141
Total interest-bearing deposits	3,556	(3,903)	(347)
Borrowings	313	(192)	121
Subordinated note	490	490	980
Total interest-bearing liabilities	4,359	(3,605)	754
Net interest income	$2,596	$856	$3,452

Comparison for the Six Months Ended June 30, 2026 and 2025

Net interest income for the first half of 2026 increased by $3.5 million, or 9%, primarily due to continued balance-sheet growth and lower deposits costs. These factors were partially offset by lower yields and reduced interest income on interest-bearing deposits in other banks, reflecting the previously discussed accrual adjustment and lower market rates on the Federal Reserve Bank account balances.

Interest income on loans increased by $4.7 million, or 7%, driven primarily by growth in average loan balances, resulting from the expansion of the CRE and SBA portfolios. The increase was partially offset by lower loan yields, reflecting the repricing of adjustable-rate loans and lower rates on new originations following last year's federal funds rate cuts, as well as the absence of elevated interest income recognized from nonaccrual loans in the prior period.

Interest expense on interest-bearing deposits decreased by $347 thousand or 1%, primarily due to lower interest-bearing deposit costs, resulting from the repricing of time deposits following the federal funds rate cuts. The decrease was mostly offset by growth in average interest-bearing deposit balances, mainly in time deposits.

Interest income on interest-bearing deposits in other banks decreased by $1.3 million, primarily due to the previously discussed $739 thousand accrual adjustment related to the Federal Reserve Bank account, as well as lower market rates earned on those balances.

As a result, net interest margin increased by one basis point, as the 9% increase in net interest income slightly outpaced the 9% growth in average earning assets.
Provision for Credit Losses
Comparison for the Three Months Ended June 30, 2026 and 2025
Provision for credit losses was a reversal of $149 thousand for the second quarter of 2026, compared with a provision expense of $1.2 million in the same period a year ago. The decrease was primarily attributable to lower qualitative reserve requirements, reflecting a reduced impact from loan growth due to a lower growth rate relative to the prior period and an improved economic outlook, as well as a smaller quantitative reserve build driven by slower loan growth and less adverse changes in historical loss factors compared with the prior year period. In addition, the provision benefited from a lower specific reserve requirement resulting from the sale of one nonaccrual loan.
Comparison for the Six Months Ended June 30, 2026 and 2025
Provision for credit losses was $263 thousand for the first half of 2026, compared with $1.9 million in the same period a year ago. The decrease was primarily driven by the same factors discussed above, including lower qualitative reserve requirements and a smaller quantitative reserve build. These favorable factors were partially offset by higher specific reserve requirements associated with individually evaluated loans.
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
Comparison for the Three Months Ended June 30, 2026 and 2025
The following table presents the components of noninterest income for the second quarters of 2026 and 2025:

	Three Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposits	$515	$1,017	$(502)	(49)%
Loan servicing fees, net of amortization	974	900	74	8
Gains on sale of loans	3,370	1,441	1,929	134
Other income	792	610	182	30
Total noninterest income	$5,651	$3,968	$1,683	42%

Noninterest income for the second quarter of 2026 increased year-over-year, primarily due to higher gains on sale of loans, partially offset by lower service charges on deposits.

Gains of sale of loans increased by $1.9 million, or 134%, driven by stronger SBA loan sale activity and higher premium rates. The Bank sold $49.1 million in SBA loans at an average premium rate of 8.17%, compared with $25.3 million sold at an average premium rate of 7.05% in the prior period.

Service charges on deposit decreased by $502 thousand, or 49%, largely reflecting lower balances in existing business analysis accounts and closure of certain currency exchange-related accounts during the third quarter of 2025.

Comparison for the Six Months Ended June 30, 2026 and 2025
The following table presents the components of noninterest income for the first half of 2026 and 2025:

	Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposits	$978	$2,017	$(1,039)	(52)%
Loan servicing fees, net of amortization	1,696	1,907	(211)	(11)
Gains on sale of loans	5,420	3,460	1,960	57
Other income	1,589	1,400	189	14
Total noninterest income	$9,683	$8,784	$899	10%

Noninterest income for the first half of 2026 increased year-over-year, primarily due to higher gains on sale of loans, partially offset by lower service charges on deposits.

Gains on sale of loans increased $2.0 million, or 57%, primarily due to stronger SBA loan sale activity and higher premium rates. The Bank sold $81.3 million in SBA loans at an average premium of 8.21%, compared to sale of $56.4 million at an average premium rate of 7.62%.

Service charges on deposit decreased $1.0 million, or 52%, primarily driven by lower balances in existing business analysis accounts and closure of certain currency exchange-related accounts during the third quarter of 2025.
Noninterest Expense
Comparison for the Three Months Ended June 30, 2026 and 2025
The following table presents the components of noninterest expense for the second quarters of 2026 and 2025:

	Three Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$9,733	$9,075	$658	7%
Occupancy and equipment	1,901	1,584	317	20
Data processing and communication	380	306	74	24
Professional fees	454	418	36	9
FDIC insurance and regulatory assessments	387	506	(119)	(24)
Promotion and advertising	104	232	(128)	(55)
Directors' fees	164	198	(34)	(17)
Foundation donation and other contributions	811	636	175	28
Other expenses	892	1,082	(190)	(18)
Total noninterest expense	$14,826	$14,037	$789	6%

Noninterest expense for the second quarter of 2026 increased year-over-year, primarily due to higher salaries and employee benefits, and increased occupancy and equipment.

Salaries and employee benefits for the second quarter of 2026 increased $658 thousand, or 7%, mainly driven by staffing growth and annual salary adjustments effective April 2026.

Occupancy and equipment for the second quarter of 2026 increased $317 thousand, or 20%, primarily due to the expiration of a common-area-maintenance concession on a lease that benefited the prior period.

Comparison for the Six Months Ended June 30, 2026 and 2025

The following table presents the components of noninterest expense for the first half of 2026 and 2025:

	Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$19,009	$17,851	$1,158	6%
Occupancy and equipment	3,712	3,165	547	17
Data processing and communication	791	602	189	31
Professional fees	853	825	28	3
FDIC insurance and regulatory assessments	805	993	(188)	(19)
Promotion and advertising	224	388	(164)	(42)
Directors' fees	308	378	(70)	(19)
Foundation donation and other contributions	1,536	1,192	344	29
Other expenses	1,821	2,457	(636)	(26)
Total noninterest expense	$29,059	$27,851	$1,208	4%

Noninterest expense for the first half of 2026 increased year-over-year, primarily due to higher salaries and employee benefits, and increased occupancy and equipment, partially offset by lower other expenses.

Salaries and employee benefits for the first half of 2026 increased $1.2 million, or 6%, primarily due to higher staffing levels to support business growth, annual salary adjustments, and increased health insurance costs.

Occupancy and equipment for the first half of 2026 increased $547 thousand, or 17%, primarily due to the expiration of the common-area-maintenance concession on a lease that benefited the prior period, as well as increased software licensing and maintenance costs to support business growth and operations.

Other expenses for the first half of 2026 decreased $636 thousand, or 26%, primarily due to lower customer service expenses following the previously discussed currency exchange account closures.

Income Taxes
Income tax expense was $3.1 million for the second quarter of 2026, compared with $2.1 million for the second quarter of 2025, primarily reflecting higher pre-tax income. The effective income tax rate increased to 27.8% from 25.0% in the prior-year period, primarily due to the absence of a discrete tax adjustment that was recorded in the second quarter of 2025 and the impact of federal tax law changes that became effective in 2026.
Income tax expense was $5.7 million for the first half of 2026, compared with $4.2 million for the first half of 2025. primarily reflecting higher pre-tax income. The effective income tax rate increased to 27.4% from 26.3% in the prior-year period, primarily due to the impact of federal tax law changes effective in 2026.
We recorded net deferred tax assets of $12.5 million and $12.4 million as of June 30, 2026, and December 31, 2025, respectively. After evaluating all available positive and negative evidence, including recent financial performance, projected future taxable income, and tax planning strategies, we have concluded that it was more- likely-than-not that net deferred tax assets as of June 30, 2026, will be fully realized in future periods.

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
We classify our debt securities as either AFS or held-to-maturity at the time of purchase. Accounting guidance requires AFS debt securities to be marked to fair value with an offset to AOCI, a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

The following table summarizes the fair value of the AFS debt securities portfolio as of the dates presented:

	June 30, 2026			December 31, 2025			Ratings as of June 30, 2026 (1)
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Loss	Amortized Cost	Fair Value	Net Unrealized Loss	AAA/AA	A
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$37,225	$34,422	$(2,803)	$35,279	$32,694	$(2,585)	100%	—%
Residential collateralized mortgage obligations	174,793	162,275	(12,518)	165,103	154,463	(10,640)	100	—
Municipal securities - tax exempt	5,946	5,809	(137)	5,913	5,628	(285)	—	100
Total AFS debt securities	$217,964	$202,506	$(15,458)	$206,295	$192,785	$(13,510)	97%	3%

(1)Credit ratings are independent assessments of the credit quality of debt securities. The Company determines the credit rating of a debt security based on the lowest rating assigned by any of the nationally recognized statistical rating organizations (“NRSROs”) that have rated the security. Investment grade debt securities are those rated BBB- or higher (as defined by NRSROs) and are generally considered by the rating agencies and market participants to represent low credit risk. Ratings percentages are presented based on fair value.
AFS debt securities increased by $9.7 million, or 5%, to $202.5 million as of June 30, 2026, from December 31, 2025. The increase was primarily due to a $34.5 million of purchases in residential collateralized mortgage obligations and mortgage-backed securities during the first half of 2026, partially offset by $22.7 million in paydowns/matured/called of residential collateralized mortgage obligations and mortgage-backed securities, and a $1.9 million increase in unrealized losses for the six months ended June 30, 2026.
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

Accordingly, for AFS debt securities, we did not have allowance for credit losses as of June 30, 2026, and December 31, 2025.
The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$7	2.44%	$390	2.20%	$19,909	1.94%	$16,919	3.26%
Residential collateralized mortgage obligations	—	—	36	1.77	1,256	1.55	173,501	3.47
Municipal securities - tax exempt	—	—	—	—	—	—	5,946	5.70
Total AFS debt securities	$7	2.44%	$426	2.17%	$21,165	1.91%	$196,366	3.52%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	June 30, 2026		December 31, 2025		Change
($ in thousands)	Amount	% of Total	Amount	% of Total	$	%
CRE	$1,190,117	53%	$1,132,223	52%	$57,894	5%
SBA—real estate	254,470	11	242,041	11	12,429	5%
SBA—non-real estate	24,084	1	22,482	1	1,602	7%
C&I	221,623	10	221,270	10	353	0%
Home mortgage	568,512	25	574,300	26	(5,788)	(1)%
Consumer	255	0	1,353	0	(1,098)	(81)%
Gross loans	2,259,061	100%	2,193,669	100%	65,392	3%
Allowance for credit losses	(28,100)		(27,975)		(125)	0%
Net Loans(1)	$2,230,961		$2,165,694		$65,267	3%

(1)Includes net deferred loan costs (fees) and net unamortized premiums (unaccreted discounts) of $(1.8) million and $(331) thousand as of June 30, 2026, and December 31, 2025, respectively.
Gross loans increased $65.4 million, or 3%, to $2.26 billion as of June 30, 2026, from December 31, 2025. The growth was primarily driven by new loan originations in CRE and SBA loans, partially offset by payoffs in CRE loans and SBA loan sales.
Loans Concentration: Our loan portfolio is concentrated in CRE, including unguaranteed balances of SBA loans, home mortgage and commercial loans, primarily manufacturing, wholesale, and service-oriented businesses. We do not have any material concentrations by industry or group of industries within the loan portfolio. As of both June 30, 2026, and December 31, 2025, 89% of gross loans were secured by real property. We have established concentration limits for CRE, C&I, and unsecured lending, all of which were within established limits during the periods presented. We use underwriting guidelines to assess borrowers’ historical cash flow and debt service capacity, and further stress test debt service under higher interest rate scenarios. In addition, financial and performance covenants are commonly incorporated into commercial loan agreements to help monitor borrower performance and mitigate potential credit deterioration.
Loans — CRE: Our CRE loans include both owner occupied and non-owner occupied properties. We originate a mix of fixed- and adjustable-rate loans, with adjustable rates tied to the Wall Street Journal prime rate. As of June 30, 2026, our CRE loans totaled $1.19 billion, up from $1.13 billion as of December 31, 2025. During the first half of 2026, we originated $175.4 million in new CRE loans. Approximately 80% of the CRE portfolio consisted of fixed-rate loans as of both June 30, 2026, and December 31, 2025. Our policy sets the maximum loan-to-value ("LTV") for CRE at 70%. Our weighted average LTV ratio was 49% as of both June 30, 2026, and December 31, 2025.
Loans — SBA: We are designated as an SBA Preferred Lender under the SBA Preferred Lender Program. We offer SBA 7(a) variable-rate loans. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collaterals may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans, collateralized by real estate, are monitored by collateral type and included in our CRE Concentration Guidance.
As of June 30, 2026, our SBA portfolio totaled $278.6 million, up from $264.5 million as of December 31, 2025. Of the total portfolio, $254.5 million was secured by real estate, while $24.1 million was either unsecured or secured by business assets. In comparison, as of December 31, 2025, $242.0 million was secured by real estate and $22.5 million was either unsecured or secured by business assets.
Loans — C&I: C&I loans totaled $221.6 million as of June 30, 2026, up from $221.3 million as of December 31, 2025.
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
Home mortgage loans totaled $568.5 million as of June 30, 2026, down from $574.3 million as of December 31, 2025.
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
The allowance for credit losses on loans was $28.1 million as of June 30, 2026, an increase of $125 thousand from $28.0 million as of December 31, 2025. The increase was primarily driven by specific reserves established on additional nonaccrual loans identified since December 31, 2025, partially offset by lower qualitative reserves reflecting a reduced impact from loan growth due to a lower growth rate and an improved economic outlook.

Analysis of the Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans by loan segments for the three and six months ended June 30, 2026 and 2025:

	As of and for the Three Months Ended June 30,
	2026					2025
($ in thousands)	Beginning	(Reversal) Provision	Net Recoveries (Charge-offs)		Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
CRE	$12,007	$(817)	$—		$11,190	$9,010	$9	$(49)	$8,970
SBA—real estate	6,994	593	33		7,620	5,381	931	(413)	5,899
SBA—non- real estate	677	179	(145)		711	512	(17)	4	499
C&I	1,848	(203)	(63)		1,582	1,710	(372)	121	1,459
Home mortgage	6,877	118	—		6,995	8,755	704	—	9,459
Consumer	3	(1)	—		2	—	—	$—	—
Total	$28,406	$(131)	$(175)	(175)	$28,100	$25,368	$1,255	$(337)	$26,286
Gross loans					$2,259,061				$2,071,580
Average gross loans					$2,221,252				$2,076,965
Net charge-offs to average gross loans (1)					0.03%				0.06%
Allowance for credit losses to gross loans					1.24%				1.27%

	As of and for the Six Months Ended June 30,
	2026				2025
($ in thousands)	Beginning	Provision (Reversal)	Net Recoveries (Charge-offs)	Ending	Beginning	(Reversal) Provision	Net (Charge-offs) Recoveries	Ending
CRE	$10,427	$749	$14	$11,190	$9,290	$(271)	$(49)	$8,970
SBA—real estate	6,385	1,188	47	7,620	5,557	755	(413)	5,899
SBA—non- real estate	587	266	(142)	711	418	72	9	499
C&I	1,611	34	(63)	1,582	1,844	(477)	92	1,459
Home mortgage	8,956	(1,961)	—	6,995	7,684	1,866	(91)	9,459
Consumer	9	(7)	—	2	3	(3)	$—	—
Total	$27,975	$269	$(144)	$28,100	$24,796	$1,942	$(452)	$26,286
Gross loans				$2,259,061				$2,071,580
Average gross loans				$2,214,009				$2,036,656
Net charge-offs to average gross loans (1)				0.01%				0.04%
Allowance for credit losses to gross loans				1.24%				1.27%

(1)    Annualized.

The following table presents an allocation of the allowance for credit losses on loans by portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025			Change
	Allowance Allocation		% of Gross Loans	Allowance Allocation		% of Gross Loans
($ in thousands)	Amount	% to Total Allowance		Amount	% to Total Allowance		$	%
CRE	$11,190	40%	0.94%	$10,427	37%	0.92%	$763	7%
SBA—real estate	7,620	27	2.99%	6,385	23	2.64%	1,235	19%
SBA—non- real estate	711	2	2.95%	587	2	2.61%	124	21%
C&I	1,582	6	0.71%	1,611	6	0.73%	(29)	(2)%
Home mortgage	6,995	25	1.23%	8,956	32	1.56%	(1,961)	(22)%
Consumer	2	0	0.78%	9	0	0.67%	(7)	(78)%
Total	$28,100	100%	1.24%	$27,975	100%	1.28%	$125	0%

Nonperforming Assets
Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain in accrual status between 30 days and 90 days past due. Typically, the accrual of interest on loans is discontinued when principal or interest payments are 90 days past due or when, in the opinion of management, there is reasonable doubts as to collectability in the normal course of business. In limited circumstances, loans may remain on accrual status beyond 90 days past due if they are well-secured and in the process of collection and management expects full repayment of principal and interest. When loans are placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received, and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured, and management believes full collectability of principal and interest is probable.
Nonperforming loans include loans that are 90 days past due and still accruing, loans accounted for on a non-accrual basis, and accruing restructured loans. Nonperforming assets consist of nonperforming loans plus OREO.
Nonperforming loans increased by $3.2 million, or 23% to $17.3 million as of June 30, 2026 from December 31, 2025. The increase was primarily driven by $5.5 million of loans migrating into nonaccrual loans, partially offset by paydowns, loan sales, payoffs totaling $2.6 million.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold and is initially recorded at fair value less costs to sell at the time of acquisition, establishing a new cost basis. Subsequent declines in fair value are recognized through valuation allowance and charged to expense. As of both June 30, 2026 and December 31, 2025, the Company had no OREO.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings.

			Change
($ in thousands)	June 30, 2026	December 31, 2025	$	% or Basis Point
Nonaccrual loans	$16,372	$14,071	$2,301	16%
Past due loans 90 days or more and still accruing	892	—	892	NA
Total nonperforming loans(1)	17,264	14,071	3,193	23%
Total nonperforming assets	$17,264	$14,071	3,193	23%

Nonperforming loans to gross loans	0.76%	0.64%	NA	12
Nonperforming assets to total assets	0.63	0.53	NA	10
Allowance for credit losses on loans to nonperforming loans	163	199	NA	(36)%

NM — Not Meaningful
(1)Excludes guaranteed portion of SBA loans of $30.5 million and $20.9 million as of June 30, 2026 and December 31, 2025, respectively.
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

The following table shows the composition of deposits by type as of the dates presented:

	June 30, 2026		December 31, 2025		Change
($ in thousands)	Amount	Percent	Amount	Percent	$	%
Noninterest-bearing demand	$552,300	23%	520,865	23%	$31,435	6%
Interest-bearing:
Money market and others	426,501	18	388,066	17	38,435	10%
Time deposits (greater than $250)	746,386	32	683,956	30	62,430	9%
Time deposits ($250 or less)	643,152	27	687,660	30	(44,508)	(6)%
Total interest-bearing	1,816,039	77	1,759,682	77	56,357	3%
Total deposits	$2,368,339	100%	$2,280,547	100%	$87,792	4%

The following tables set forth the maturity of time deposits as of June 30, 2026:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits (greater than $250)	$328,950	$182,357	$234,210	$869	$746,386
Time deposits ($250 or less)	273,066	210,667	157,451	1,968	643,152
Total time deposits	$602,016	$393,024	$391,661	$2,837	$1,389,538

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and CRE loans. As of June 30, 2026 and December 31, 2025, the Company had maximum borrowing capacity from the FHLB of $806.0 million and $806.1 million, respectively. We had borrowings from FHLB of $75.0 million as of both June 30, 2026 and

December 31, 2025. The Company had estimated uninsured deposits of $1.18 billion, or 50% of total deposits, and $1.09 billion, or 48% of total deposits, as of June 30, 2026 and December 31, 2025, respectively.
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
Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of June 30, 2026 and December 31, 2025:

			Change
($ in thousands)	June 30, 2026	December 31, 2025	$	%
Deposits	$2,368,339	$2,280,547	$87,792	4%
Deposits as a % of total liabilities	95%	94%		1%
Loans, net	$2,230,961	$2,165,694	$65,267	3%
Loans-to-deposits ratio	94%	95%		(1)%

In addition to deposits, we have access to various sources of wholesale funding, as well as borrowing capacity at the FHLB, Federal Reserve, and correspondent banks to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute the business strategy. Economic conditions and the stability of capital markets impact on our access to and the cost of wholesale funding. Our access to capital markets is also affected by the ratings received from various credit rating agencies.
We had $100.0 million in unsecured federal funds lines with no amounts advanced as of both June 30, 2026 and December 31, 2025. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $216.7 million and $208.9 million as of June 30, 2026 and December 31, 2025, respectively. The Federal Reserve discount window lines were collateralized by a pool of CRE loans and C&I loans totaling $305.2 million and $290.7 million as of June 30, 2026 and December 31, 2025, respectively. We had no outstanding borrowings with the Federal Reserve as of June 30, 2026 or December 31, 2025. Our borrowing on these lines of credits is based upon our eligible collateral and thus may fluctuate from time to time.
Based on the values of loans pledged as collateral, we had $429.8 million of additional borrowing availability with the FHLB as of June 30, 2026. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

We maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of June 30, 2026 and December 31, 2025:

			Change
($ in thousands)	June 30, 2026	December 31, 2025	$	%
Liquid assets:
Cash and cash equivalents	$175,051	$167,311	$7,740	5%
AFS debt securities (unpledged)	202,506	192,785	9,721	5
Liquid assets	$377,557	$360,096	17,461	5%
Liquid assets to total deposits	16%	16%
Available borrowings:
FHLB	$429,846	$443,629	$(13,783)	(3)%
Federal Reserve Bank	216,666	208,859	7,807	4
Pacific Coast Bankers Bank	50,000	50,000	—	—
Zions Bank	25,000	25,000	—	—
First Horizon Bank	25,000	25,000	—	—
Total available borrowings	$746,512	$752,488	$(5,976)	(1)%
Total available borrowings to total deposits	32%	33%

Liquid assets and available borrowings to total deposits	47%	49%

In addition to contractual obligations, we have unused commitments to extend credit, standby letters of credit, and commercial letters of credit that may impact liquidity. Because many of these commitments expire unused and remain subject to contractual conditions, they do not necessarily represent future cash requirements. Management believes existing liquidity sources are sufficient to meet the funding needs associated with these commitments. Additional information is provided in Note 8. Commitments and Contingencies, to the Consolidated Financial Statements in this Form 10-Q.
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

The table below summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2026 and December 31, 2025. The Bank exceeded all regulatory capital requirements under the Basel III Capital Rules and were considered to be “well-capitalized” as of the dates reflected in the table below. As of June 30, 2026, the FDIC categorized us as well-capitalized under the prompt corrective action framework. There have been no conditions or events since June 30, 2026 that management believes would change this classification.

As of June 30, 2026	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$301,991	13.32%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	302,846	13.35	$181,523	8.00%	$226,903	10.00%	$238,249	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	249,020	10.98	N/A	N/A	N/A	N/A	N/A	N/A
Bank	274,483	12.10	136,142	6.00	181,523	8.00	192,868	8.50
CET1 capital (to risk-weighted assets)
Consolidated	249,020	10.98	N/A	N/A	N/A	N/A	N/A	N/A
Bank	274,483	12.10	102,107	4.50	147,487	6.50	158,832	7.00
Tier 1 leverage (to average assets)
Consolidated	249,020	9.21	N/A	N/A	N/A	N/A	N/A	N/A
Bank	274,483	10.15	108,200	4.00	135,250	5.00	108,200	4.00

As of December 31, 2025	Actual(1)		Regulatory Capital Ratio Requirements		Minimum to be Considered "Well Capitalized"		Regulatory Capital Ratio Requirements, including fully phased in Capital Conservation Buffer
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$289,562	13.31%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	289,464	13.30	$174,139	8.00%	$217,673	10.00%	$228,557	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A	N/A	N/A
Bank	262,255	12.05	130,604	6.00	174,139	8.00	185,022	8.50
CET1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A	N/A	N/A
Bank	262,255	12.05	97,953	4.50	141,488	6.50	152,371	7.00
Tier 1 leverage (to average assets)
Consolidated	237,791	8.99	N/A	N/A	N/A	N/A	N/A	N/A
Bank	262,255	9.91	105,826	4.00	132,282	5.00	105,826	4.00

(1)    Regulatory capital requirements apply only to Open Bank, and OP Bancorp’s ratios are presented solely for information purposes.

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2026 and December 31, 2025 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
+300 basis points	(1.83)%	(0.16)%	(22.77)%	(21.31)%
+200 basis points	(0.62)	0.31	(11.72)	(10.83)
+100 basis points	(0.19)	(0.03)	(4.19)	(3.66)
-100 basis points	(0.11)	2.44	2.87	2.28
-200 basis points	0.10	5.90	0.67	(0.57)
-300 basis points	0.50	12.30	(6.63)	(6.66)

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered in this Form 10-Q. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the period covered by this Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Form 10-Q and other documents we file with the SEC. The following risks and uncertainties described below are those that we have identified as material. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not a comprehensive list of all risks we face. Additional risks and uncertainties not presently known to us, or that we may currently view as not material, may also adversely impact our business, financial condition, and results of operations.

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

Although the Federal Reserve Open Markets Committee (commonly referred to as “the Fed”) has recently made modest incremental reductions in benchmark interest rates, the current interest rate environment remains significantly elevated from that of the recent past, and recent indications as of the date of this Form 10-Q are that further reductions are uncertain as to both timing and degree. Interest rates affect both our ability to reprice variable-rate loans and to originate new fixed-rate loans, and in times of significant uncertainty about interest rates, such as the present, clients and prospective investors often reduce their borrowing levels, which tends to have a deflating effect on our outstanding loan balances and thus on our interest income. In addition, geopolitical conflicts, including tensions in the Middle East, may contribute to volatility in global energy prices, which could increase inflationary pressures and operating costs across the economy and indirectly affect our borrowers' financial condition, credit quality, and demand for loans.

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

Changes in interest rates also can affect the value of loans, investment securities and other assets held in our portfolio or originated for sale. For example, rising interest rates would result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in AOCI and would reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios. However, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

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

On November 7, 2025, we issued a 7.50% fixed-to-floating subordinated note (“Note”) in the amount of $25.0 million. The Note matures on November 15, 2035 and the interest rate thereunder will reset to a floating rate as of November 15, 2030. The Note prohibits our payment of dividends or the repurchase of our capital stock at any time when an event of default has occurred and is continuing under the Note. Thus, at times when we are not in material compliance with the terms of the Note we will be required to suspend the payment of dividends and other distributions on our capital stock, and we may not engage in stock repurchase programs. These factors, alone or in combination with other events or circumstances, may adversely affect the price or trading volumes of our capital stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or repurchase activities during the quarter ended June 30, 2026.
Item 5. Other Information

None of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the repurchase or sale of the Company's securities during the quarter ended June 30, 2026.

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

OP Bancorp

Date: August 7, 2026	By:	/s/ Sang K. Oh
Sang K. Oh President and Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2026	By:	/s/ JAEHYUN PARK
Jaehyun Park Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)