Form 10-Q
period 2026-09-30
OP Bancorp
filed 2026-11-06
CIK 1722010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Number of shares outstanding of the Registrant’s Common Stock as of October 31, 2026 was 14,932,615.

INTRODUCTION

This Quarterly Report on Form 10-Q (this "Form 10-Q") is filed by OP Bancorp, a California corporation and a registered bank holding company (“Company”) with respect to its consolidated financial condition, results of operations, and business as of September 30, 2026. The Company’s primary business operations are conducted through its wholly owned subsidiary, Open Bank, a California state-chartered commercial bank (“Bank”), and unless the context requires otherwise, statements about the Company generally are intended to describe the consolidated operations of the Company and the Bank.
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

Our forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected, or that could cause us to change plans or strategies or otherwise to take actions that differ from those we currently expect. The known risks and uncertainties that may have these effects are described in Part II, Item 1A, of this Form 10-Q, and in our other filings with the Securities and Exchange Commission. You should read all forward-looking statements in the context of the foregoing and should not consider them to be reliable predictions of future events or as assurances of a particular level of performance or intended course of action. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
OP BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

($ in thousands)	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash and due from banks	$21,915	$10,911
Interest-bearing deposits with other banks	220,984	156,400
Cash and cash equivalents	242,899	167,311
Available-for-sale ("AFS") debt securities, at fair value	187,146	192,785
Other investments	18,711	17,208
Loans held-for-sale	6,160	11,443
Net loans (net of allowance for credit losses on loans of $28,836 and $27,975)	2,258,993	2,165,694
Premises and equipment, net	5,185	5,744
Accrued interest receivable	10,338	10,482
Servicing assets	10,619	10,057
Company owned life insurance	24,159	23,616
Deferred tax assets, net	15,046	12,438
Operating right-of-use assets	7,733	8,804
Other assets	22,446	24,644
TOTAL ASSETS	$2,809,435	$2,650,226

LIABILITIES
Deposits:
Noninterest-bearing	$539,257	$520,865
Interest-bearing:
Money market and others	429,464	388,066
Time deposits greater than $250	818,590	683,956
Other time deposits	643,116	687,660
Total deposits	2,430,427	2,280,547
Federal Home Loan Bank ("FHLB") advances	75,000	75,000
Subordinated note (net of unamortized debt issuance cost of $350 and $414)	24,650	24,586
Accrued interest payable	16,524	14,595
Operating lease liabilities	9,752	11,175
Other liabilities	13,135	16,430
Total liabilities	2,569,488	2,422,333
SHAREHOLDERS' EQUITY
Preferred stock – no par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – no par value; 50,000,000 shares authorized; 14,932,615 and 14,889,540 shares issued and outstanding	73,018	73,018
Additional paid-in capital	12,254	11,849
Retained earnings	170,296	153,283
Accumulated other comprehensive loss ("AOCI"), net of tax	(15,621)	(10,257)
Total shareholders’ equity	239,947	227,893
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,809,435	$2,650,226

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$37,627	$35,001	$108,237	$100,953
Interest on AFS debt securities	1,775	1,699	5,360	4,632
Other interest income	1,975	1,822	4,510	5,461
Total interest income	41,377	38,522	118,107	111,046
Interest expense
Interest on deposits	17,905	17,442	51,641	51,525
Interest on borrowings	775	734	2,198	2,036
Interest on subordinated note	490	—	1,470	—
Total interest expense	19,170	18,176	55,309	53,561
Net interest income	22,207	20,346	62,798	57,485
Provision for credit losses	1,597	1,175	1,860	3,117
Net interest income after provision for credit losses	20,610	19,171	60,938	54,368
NONINTEREST INCOME
Service charges on deposits	468	725	1,446	2,742
Loan servicing fees, net of amortization	980	724	2,676	2,631
Gains on sale of loans	3,277	2,037	8,697	5,497
Other income	570	644	2,159	2,044
Total noninterest income	5,295	4,130	14,978	12,914
NONINTEREST EXPENSE
Salaries and employee benefits	9,452	8,892	28,461	26,743
Occupancy and equipment	1,827	1,676	5,539	4,841
Data processing and communication	513	263	1,304	865
Professional fees	1,129	419	1,982	1,244
FDIC insurance and regulatory assessments	385	428	1,190	1,421
Promotion and advertising	224	126	448	514
Directors’ fees	155	151	463	529
Foundation donation and other contributions	750	671	2,286	1,863
Other expenses	1,077	1,003	2,898	3,460
Total noninterest expense	15,512	13,629	44,571	41,480
INCOME BEFORE INCOME TAX EXPENSE	10,393	9,672	31,345	25,802
Income tax expense	2,630	2,969	8,370	7,206
NET INCOME	$7,763	$6,703	$22,975	$18,596
BASIC EARNINGS PER SHARE ("EPS")	$0.52	$0.45	$1.54	$1.25
DILUTED EPS	$0.52	$0.45	$1.54	$1.25

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$7,763	$6,703	$22,975	$18,596
Other comprehensive (loss) income, net of tax:
Net change in AFS debt securities	(4,652)	2,652	(6,044)	4,699
Net change in cash flow hedges	158	38	680	(460)
Total other comprehensive (loss) income	(4,494)	2,690	(5,364)	4,239
Comprehensive income	$3,269	$9,393	$17,611	$22,835

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at June 30, 2026	14,926,750	$73,018	$12,128	$164,624	$(11,127)	$238,643
Net income	—	—	—	7,763	—	7,763
Other comprehensive loss	—	—	—	—	(4,494)	(4,494)
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	5,865	—	—	—	—	—
Stock-based compensation, net	—	—	126	—	—	126
Cash dividends declared ($0.14 per share)	—	—	—	(2,091)	—	(2,091)
Balance at September 30, 2026	14,932,615	$73,018	$12,254	$170,296	$(15,621)	$239,947

Balance at June 30, 2025	14,885,614	$72,984	$11,484	$143,114	$(13,864)	$213,718
Net income	—	—	—	6,703	—	6,703
Other comprehensive income	—	—	—	—	2,690	2,690
Stock-based compensation, net	—	—	174	—	—	174
Cash dividends declared ($0.12 per share)	—	—	—	(1,786)	—	(1,786)
Balance at September 30, 2025	14,885,614	$72,984	$11,658	$148,031	$(11,174)	$221,499

	Common Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Total Shareholders’ Equity
($ in thousands, except per share data)	Shares Outstanding	Amount
Balance at December 31, 2025	14,889,540	$73,018	$11,849	$153,283	$(10,257)	$227,893
Net income	—	—	—	22,975	—	22,975
Other comprehensive loss	—	—	—	—	(5,364)	(5,364)
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	43,075	—	(94)	—	—	(94)
Stock-based compensation, net	—	—	499	—	—	499
Cash dividends declared ($0.40 per share)	—	—	—	(5,962)	—	(5,962)
Balance at September 30, 2026	14,932,615	$73,018	$12,254	$170,296	$(15,621)	$239,947

Balance at December 31, 2024	14,819,866	$73,697	$11,928	$134,781	$(15,413)	$204,993
Net income	—	—	—	18,596	—	18,596
Other comprehensive income	—	—	—	—	4,239	4,239
Stock issued under stock-based compensation plans, net of shares withheld to satisfy tax liability	131,135	—	(757)	—	—	(757)
Stock-based compensation, net	—	—	487	—	—	487
Repurchase of common stock	(65,387)	(713)	—	—	—	(713)
Cash dividends declared ($0.36 per share)	—	—	—	(5,346)	—	(5,346)
Balance at September 30, 2025	14,885,614	$72,984	$11,658	$148,031	$(11,174)	$221,499

See accompanying notes to unaudited Consolidated Financial Statements

OP BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Cash flows from operating activities
Net income	$22,975	$18,596
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses	1,860	3,117
Deferred income tax expense	(412)	755
Depreciation, amortization and accretion, net	5,510	5,633
Gains on sale of loans	(8,697)	(5,497)
Stock-based compensation	499	487
Earnings on company owned life insurance	(543)	(525)
OREO valuation adjustment	—	39
Origination of loans held-for-sale	(139,302)	(98,457)
Proceeds from sales of loans held-for-sale	143,245	99,961
Net change in:
Accrued interest receivable and other assets	1,006	(3,155)
Accrued interest payable and other liabilities	(343)	1,652
Net cash provided by operating activities	25,798	22,606
Cash flows from investing activities
Net change in loans receivable	(61,591)	(170,996)
Proceeds from matured, called, or paid-down AFS debt securities	31,525	21,682
Purchase of loans	(25,019)	(22,709)
Purchase of AFS debt securities	(34,491)	(29,623)
Purchase of FHLB stock	(1,592)	(541)
Purchase of premises and equipment, net	(462)	(2,698)
Net change in investments in low-income housing partnerships	(2,404)	(5,232)
Net cash used in investing activities	(94,034)	(210,117)
Cash flows from financing activities
Net change in deposits	149,880	246,132
Proceeds from FHLB advances	90,000	125,000
Repayment of FHLB advances	(90,000)	(145,000)
Repurchase of common stock	—	(713)
Cash dividend paid on common stock	(5,962)	(5,346)
Payments related to tax-withholding for vested restricted stock awards	(94)	(757)
Net cash provided by financing activities	143,824	219,316
Net change in cash and cash equivalents	75,588	31,805
Cash and cash equivalents at beginning of period	167,311	134,943
Cash and cash equivalents at end of period	$242,899	$166,748
Supplemental cash flow information:
Cash paid during the period for:
Income taxes
Federal	$5,020	$2,850
State/Local
California	2,640	1,840
All other states	196	69
Total income taxes paid	$7,856	$4,759
Interest	$53,380	$53,660
Supplemental noncash disclosure:
Right-of-use assets obtained in exchange for lease liabilities	$607	$3,536
New commitments to low income housing partnership investment	—	5,000
Transfers from gross loans to loans held-for-sale	7,116	—

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
The accompanying unaudited Consolidated Financial Statements and notes thereto have been prepared in accordance with the Securities and Exchange Commission's (“SEC”) rules and regulations for Form 10-Q, conform to practices within the banking industry, and include all information and disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial results for the interim periods presented, including eliminating intercompany transactions and balances. Certain items in our Consolidated Financial Statements and notes for prior periods have been reclassified to conform to the current presentation. Reclassification had no effect on prior year net income or shareholders' equity. The results of operations for the interim periods are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report on Form 10-K”). Descriptions of our significant accounting policies are included in Note 1. Significant Accounting Policies to Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

Accounting Pronouncements Adopted in 2026

The following standards were adopted on January 1, 2026, but they did not have a material impact on the Company's Consolidated Financial Statements:
•ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments
•ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Account Receivable and Contract Assets
Note 2. Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$35,871	$—	$(3,992)	$31,879
Residential collateralized mortgage obligations	167,335	79	(17,096)	150,318
Municipal securities - tax exempt	5,962	—	(1,013)	4,949
Total AFS debt securities	$209,168	$79	$(22,101)	$187,146

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$35,279	$—	$(2,585)	$32,694
Residential collateralized mortgage obligations	165,103	1,219	(11,859)	154,463
Municipal securities - tax exempt	5,913	—	(285)	5,628
Total AFS debt securities	$206,295	$1,219	$(14,729)	$192,785

Expected maturities may differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of AFS debt securities as of September 30, 2026, by contractual maturity, are shown below:

($ in thousands)	Amortized Cost	Fair Value
Within one year	$2	$2
After one year through five years	358	349
After five years through ten years	20,176	17,859
After ten years	188,632	168,936
Total AFS debt securities	$209,168	$187,146

The following tables present the fair values and the associated gross unrealized losses of AFS debt securities, aggregated by length of time that the securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$8,122	$(551)	$23,757	$(3,441)	$31,879	$(3,992)
Residential collateralized mortgage obligations	71,217	(2,487)	68,972	(14,609)	140,189	(17,096)
Municipal securities - tax exempt	2,656	(457)	2,293	(556)	4,949	(1,013)
Total AFS debt securities	$81,995	$(3,495)	$95,022	$(18,606)	$177,017	$(22,101)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$—	$—	$32,694	$(2,585)	$32,694	$(2,585)
Residential collateralized mortgage obligations	—	—	80,404	(11,859)	80,404	(11,859)
Municipal securities - tax exempt	3,038	(57)	2,590	(228)	5,628	(285)
Total AFS debt securities	$3,038	$(57)	$115,688	$(14,672)	$118,726	$(14,729)

As of September 30, 2026 and December 31, 2025, the number of AFS debt securities in an unrealized loss position was 94 and 78, respectively.

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

As of September 30, 2026 and December 31, 2025, the Company's AFS debt securities portfolio was primarily composed of securities issued, guaranteed, or otherwise supported by the U.S. government. These securities were considered to have a zero credit loss assumption, and no material changes in credit ratings or adverse conditions were identified. Approximately 97% of the portfolio consisted of residential mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies, including Ginnie Mae, Fannie Mae and Freddie Mac. The remaining 3% consisted of the portfolio comprised of tax-exempt municipal securities. These securities were evaluated using similar criteria, including issuer credit ratings and financial condition. No significant deterioration in credit quality or adverse developments was noted for these securities, and there were no downgrades in credit ratings during the period. Based on this evaluation, the Company did not record an allowance for credit losses on its AFS debt securities as of September 30, 2026 and December 31, 2025. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1. Significant Accounting Policies to Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

The amortized cost of the AFS debt securities excluded accrued interest receivables of $585 thousand and $604 thousand as of September 30, 2026 and December 31, 2025, respectively, which are included in Accrued interest receivable on the Consolidated Balance Sheets. For additional information on the Company's accounting policy related to securities' accrued interest receivables and impairment, see Note 1. Significant Accounting Policies to Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

As of September 30, 2026 and December 31, 2025, there were no pledged securities to secure public deposits, borrowing and letters of credit from the FHLB and the Board of Governors of the Federal Reserve System, and for other purposes required or permitted by law.

The following table presents the other investment securities, which are included in Other investments on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
FHLB stock	$14,748	$13,156
Pacific Coast Bankers Bank ("PCBB") stock	190	190
Mutual fund - Community Reinvestment Act ("CRA") qualified (1)	3,664	3,757
Time deposits placed in other banks	109	105
Total other investments	$18,711	$17,208

(1)The Company recorded $143 thousand and $182 thousand unrealized losses for the three and nine months ended September 30, 2026, respectively. In comparison, the Company recorded $35 thousand and $99 thousand unrealized gains for the three and nine months ended September 30, 2025, respectively. The unrealized (losses) gains of the mutual fund are included in other income in the Consolidated Statements of Income.
Note 3. Loans and Allowance for Credit Losses on Loans

Loans

The following table presents the composition of the loan portfolio as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Commercial real estate ("CRE")	$1,199,046	$1,132,223
Small Business Administration ("SBA")—real estate	277,460	242,041
SBA—non-real estate	24,741	22,482
Commercial and industrial ("C&I")	186,444	221,270
Home mortgage	600,017	574,300
Consumer	121	1,353
Gross loans	2,287,829	2,193,669
Allowance for credit losses	(28,836)	(27,975)
Net loans (1)	$2,258,993	$2,165,694

(1)Includes net deferred loan costs (fees) and net unamortized premiums (discounts) of $(1.8) million as of September 30, 2026 and $(331) thousand as of December 31, 2025.

Allowance for Credit Losses on Loans

For loans that share risk characteristics, the Company employs a modeled approach that takes into account current and future economic conditions to estimate lifetime expected losses on a collective basis. With the adoption of Current Expected Credit Losses ("CECL"), the Company elected not to consider accrued interest receivable in its estimated credit losses as the Company writes off the uncollectible accrued interest receivable in a timely manner. Generally, loans are placed on nonaccrual status when they become 90 days or more past due, and any previously accrued but unpaid interest is reversed against interest income. Accrued interest receivable on loans totaled $9.2 million and $8.8 million as of September 30, 2026 and December 31, 2025, respectively.

For collectively evaluated loans, the Company estimates expected credit losses using a non-discounted cash flow methodology that incorporates Probability of Default ("PD") and Loss Given Default ("LGD") assumptions derived from the external historical credit loss data. The model incorporates forward-looking economic conditions through a weighted multiple-scenario approach consisting of baseline and severely adverse scenarios. Forecasted PDs are determined using a regression model based on the national unemployment rate, while LGD assumptions are based on the external historical loss data and are not subject to regression-based forecasting. The Company applies a reasonable and supportable period of one year for the baseline scenario and two years for the adverse scenario, after which loss assumptions revert to historical loss information through a one-year reversion period for the baseline scenario and a two-year reversion period for the adverse scenario. The Company segments the loan portfolio by major loan type using the Call Report codes and internal loan risk ratings to determine the Bank's allowance for credit losses.

The Company also applies qualitative adjustments for current economic, portfolio-specific, and other relevant risk factors that are not fully captured by the quantitative model. Key qualitative and macroeconomic variables include GDP, unemployment rates, interest rates, asset quality ratios, loan portfolio concentration, California house price index, and CRE price index. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors listed below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the loss rates. This matrix considers the following nine factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council Interagency Policy Statement on the Allowance for Credit Losses, updated to reflect the adoption of CECL:
•    Changes in lending policies and procedures, including changes in underwriting standards and practices for collection, charge-offs, and recoveries;
•    Actual and expected changes in national and local economic and business conditions and developments in which the institution operates that affect the collectability of loans;
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

The following table summarizes the activity in the allowance for credit losses on loans by portfolio segment and unfunded commitments for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)		CRE	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Balance as of June 30, 2026		$11,190	$7,620	$711	$1,582	$6,995	$2	$28,100
Provision for (reversal of) credit losses	(a)	1,494	(467)	(169)	33	666	—	1,557
Charge-offs		—	(834)	—	(88)	—	—	(922)
Recoveries		—	—	101	—	—	—	101
Balance as of September 30, 2026		$12,684	$6,319	$643	$1,527	$7,661	$2	$28,836

Balance as of June 30, 2025		$8,970	$5,899	$499	$1,459	$9,459	$—	$26,286
Provision for (reversal of) credit losses	(a)	736	(13)	31	227	225	—	1,206
Charge-offs		—	—	(26)	(169)	—	—	(195)
Recoveries		—	—	1	1	—	—	2
Balance as of September 30, 2025		$9,706	$5,886	$505	$1,518	$9,684	$—	$27,299

($ in thousands)		CRE	SBA— Real Estate	SBA —Non- Real Estate	C&I	Home Mortgage	Consumer	Total
Balance as of December 31, 2025		$10,427	$6,385	$587	$1,611	$8,956	$9	$27,975
Provision for (reversal of) credit losses	(a)	2,243	721	97	67	(1,295)	(7)	1,826
Charge-offs		—	(867)	(159)	(151)	—	—	(1,177)
Recoveries		14	80	118	—	—	—	212
Balance as of September 30, 2026		$12,684	$6,319	$643	$1,527	$7,661	$2	$28,836

Balance as of December 31, 2024		$9,290	$5,557	$418	$1,844	$7,684	$3	$24,796
Provision for (reversal of) credit losses	(a)	465	742	103	(250)	2,091	(3)	3,148
Charge-offs		(129)	(413)	(36)	(198)	(91)	—	(867)
Recoveries		80	—	20	122	—	—	222
Balance as of September 30, 2025		$9,706	$5,886	$505	$1,518	$9,684	$—	$27,299

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Unfunded commitments		2026	2025	2026	2025
Allowance for credit losses on unfunded commitments, beginning of period		$268	$360	$274	$360
Provision for (reversal of) credit losses	(b)	40	(31)	34	(31)
Allowance for credit losses on unfunded commitments, end of period		$308	$329	$308	$329
Provision for credit losses	(a) + (b)	$1,597	$1,175	$1,860	$3,117

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

The following table represents the amortized cost basis of collateral-dependent loans by property type as of September 30, 2026 and December 31, 2025, for which repayment is expected to be obtained through the sale of the underlying collateral:

($ in thousands)	Hotel / Motel	Retail	Single-Family Residential	Office	Other	Total (1)(2)
As of September 30, 2026
CRE	$2,092	$—	$2,288	$—	$—	$4,380
SBA—real estate	6,204	2,655	—	—	918	9,777
SBA—non-real estate	—	14	—	139	—	153
Home mortgage	—	—	1,401	—	—	1,401
Total	$8,296	$2,669	$3,689	$139	$918	$15,711
As of December 31, 2025
CRE	$2,134	$211	$1,079	$—	$—	$3,424
SBA—real estate	4,891	1,528	—	—	—	6,419
Home mortgage	—	—	589	—	—	589
Total	$7,025	$1,739	$1,668	$—	$—	$10,432

(1)Excludes guaranteed portion of SBA loans totaling $31.2 million and $12.7 million as of September 30, 2026 and December 31, 2025, respectively.
(2)The allowance for credit losses allocated to these loans as of September 30, 2026 and December 31, 2025 was $2.1 million and $1.3 million, respectively.
Nonaccrual loans and accruing loans past due 90 days or more include both (i) loans with similar risk characteristics that are collectively evaluated for allowance, and (ii) loans that do not share similar risk characteristics that are individually evaluated for allowance. Under the Company's policy, nonaccrual loans with outstanding balances greater than or equal to $500 thousand that lack shared risk characteristics are subject to individual evaluation for expected credit losses.

The following table presents the amortized cost in nonaccrual loans and loans past due 90 or more days and still accruing interest as of September 30, 2026 and December 31, 2025:

($ in thousands)	Nonaccrual Loans with a Related Allowance for Credit Losses	Nonaccrual Loans without a Related Allowance for Credit Losses	Total Nonaccrual Loans (1)(2)	90 or More Days Past Due & Still Accruing	Total
As of September 30, 2026
CRE	$—	$4,380	$4,380	$—	$4,380
SBA—real estate	1,520	9,757	11,277	—	11,277
SBA—non-real estate	—	668	668	—	668
C&I	—	12	12	—	12
Home mortgage	—	1,695	1,695	—	1,695
Total	$1,520	$16,512	$18,032	$—	$18,032
As of December 31, 2025
CRE	$554	$2,870	$3,424	$—	$3,424
SBA—real estate	7,343	1,851	9,194	—	9,194
SBA—non-real estate	646	—	646	—	646
C&I	218	—	218	—	218
Home mortgage	—	589	589	—	589
Total	$8,761	$5,310	$14,071	$—	$14,071

(1)    Excludes guaranteed portion of loans totaling $38.3 million and $20.9 million as of September 30, 2026 and December 31, 2025, respectively.
(2)    Interest income recognized on nonaccrual loans during the periods presented was not significant.
The following table represents the aging analysis of gross loans as of September 30, 2026 and December 31, 2025:

	Still Accruing
($ in thousands)	30-59 Days Past Due (1)	60-89 Days Past Due	90 or More Days Past Due	Nonaccrual Loans (2)	Current Accruing Loans	Total
As of September 30, 2026
CRE	$6,150	$1,521	$—	$4,380	$1,186,995	$1,199,046
SBA—real estate	—	1,010	—	11,277	265,173	277,460
SBA—non-real estate	—	564	—	668	23,509	24,741
C&I	—	—	—	12	186,432	186,444
Home mortgage	—	2,956	—	1,695	595,366	600,017
Consumer	—	—	—	—	121	121
Total	$6,150	$6,051	$—	$18,032	$2,257,596	$2,287,829
As of December 31, 2025
CRE	$—	$—	$—	$3,424	$1,128,799	$1,132,223
SBA—real estate	2,532	1,163	—	9,194	229,152	242,041
SBA—non-real estate	30	5	—	646	21,801	22,482
C&I	—	—	—	218	221,052	221,270
Home mortgage	557	2,005	—	589	571,149	574,300
Consumer	—	—	—	—	1,353	1,353
Total	$3,119	$3,173	$—	$14,071	$2,173,306	$2,193,669

(1)Excludes guaranteed portion of loans totaling $3.2 million as of December 31, 2025, with the excluded portion classified within "Current Accruing" loans. As of September 30, 2026, there was no guaranteed portion.
(2)Excludes guaranteed portion of loans totaling $38.3 million as of September 30, 2026, including $36.1 million in SBA—real estate and $2.2 million in SBA—non-real estate and $20.9 million as of December 31, 2025, including $18.9 million in SBA—real estate, $1.7 million in SBA—non-real estate, and $319 thousand in a CRE loan

Loan Modifications to Borrowers Experiencing Financial Difficulty

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

The following tables present the amortized cost of loans as of September 30, 2026 that were modified for borrowers experiencing financial difficulty during the three months ended September 30, 2026 and nine months ended September 30, 2026 and 2025 by loan segment and modification type. There were no modifications during the three months ended September 30, 2025:

Three Months Ended September 30, 2026	Modification Type		Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Total
CRE (1)	$21,305	$21,305	1.78%
Total	$21,305	$21,305

Nine Months Ended September 30, 2026	Modification Type		Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Total
CRE	$23,466	$23,466	1.96%
SBA—real estate (2)	1,743	1,743	0.63%
Total	$25,209	$25,209

Nine Months Ended September 30, 2025	Modification Type		Percentage to Each Loan Segment
($ in thousands)	Payment Delay	Total
CRE (1)	$4,235	$4,235	0.39%
SBA—real estate (2)	1,729	1,729	1.16%
Total	$5,964	$5,964

(1)    Interest-only payment arrangements are included within payment delays as other-than-significant payment delays under ASC 310-10-50-39.
(2)    Excludes guaranteed portion of SBA loans totaling $5.2 million and $5.1 million as of September 30, 2026 and September 30, 2025, respectively.

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Payment Delay:
CRE (1)	Weighted-average payment delay	2.0 years	1.9 years
SBA—real estate	Weighted-average payment delay	N/A	0.5 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Payment Delay:
CRE (1)	Weighted-average payment delay	N/A	0.4 years
SBA—real estate	Weighted-average payment delay	N/A	0.3 years

(1)Interest-only payment arrangements are included within payment delays as other-than-significant payment delays under ASC 310-10-50-39.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. During the three and nine months ended September 30, 2026, an SBA-real estate loan with an amortized cost basis of $785 thousand, net of the SBA guarantee, as of September 30, 2026 that had received a payment delay modification within the preceding 12 months subsequently defaulted. In comparison, there were no loans that received modifications within the previous 12 months preceding as of September 30, 2025 and subsequently defaulted in three and nine months ended September 30, 2025.

As of September 30, 2026, and 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were modified during the nine months ended September 30, 2026 and 2025, respectively.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that were modified in the twelve months ended September 30, 2026 and 2025:

	Payment Performance as of September 30, 2026
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$23,466	$—	$—	$23,466
SBA—real estate (1)	958	1,101	385	2,444
Total	$24,424	$1,101	$385	$25,910

	Payment Performance as of September 30, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
CRE	$5,815	$—	$—	$5,815
SBA—real estate (1)	1,821	1,097	—	2,918
Total	$7,636	$1,097	$—	$8,733

(1)Excludes guaranteed portion of SBA loans totaling $7.8 million and $5.1 million as of September 30, 2026 and 2025, respectively.

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

The following table presents the loan portfolio's amortized cost and current year-to-date gross write-offs by loan type, risk rating and year of origination or, when applicable, the year of the most recent renewal, or major modification as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
($ in thousands)	2026	2025	2024	2023	2022	Prior
CRE
Pass	$230,675	$322,339	$221,886	$64,850	$203,197	$108,675	$5,474	$—	$1,157,096
Special mention	6,150	—	11,528	5,850	—	10,360	—	—	33,888
Substandard	—	—	—	4,435	1,465	2,162	—	—	8,062
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$236,825	$322,339	$233,414	$75,135	$204,662	$121,197	$5,474	$—	$1,199,046
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA— real estate
Pass (1)	$46,756	$40,401	$27,075	$26,304	$41,912	$72,864	$—	$—	$255,312
Special mention (1)	—	1,078	1,977	—	1,188	4,047	—	—	8,290
Substandard (1)	—	958	1,428	1,238	5,495	4,739	—	—	13,858
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$46,756	$42,437	$30,480	$27,542	$48,595	$81,650	$—	$—	$277,460
Year-to-date charge-offs	$—	$19	$—	$834	$9	$5	$—	$—	$867
SBA—non-real estate
Pass (1)	$5,324	$5,283	$7,311	$2,984	$1,183	$1,918	$—	$—	$24,003
Special mention	—	—	70	—	—	—	—	—	70
Substandard (1)	—	14	419	—	96	139	—	—	668
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$5,324	$5,297	$7,800	$2,984	$1,279	$2,057	$—	$—	$24,741
Year-to-date charge-offs	$—	$—	$46	$88	$—	$25	$—	$—	$159
C&I
Pass	$15,392	$4,452	$16,136	$6,412	$7,918	$9,671	$116,303	$663	$176,947
Special mention	—	—	—	—	—	—	9,480	—	9,480
Substandard	—	—	11	6	—	—	—	—	17
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$15,392	$4,452	$16,147	$6,418	$7,918	$9,671	$125,783	$663	$186,444
Year-to-date charge-offs	$—	$16	$12	$123	$—	$—	$—	$—	$151
Home mortgage
Pass	$94,163	$117,810	$27,538	$38,070	$222,714	$96,499	$—	$—	$596,794
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,223	—	—	—	3,223
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$94,163	$117,810	$27,538	$38,070	$225,937	$96,499	$—	$—	$600,017
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$121	$—	$—	$—	$—	$—	$—	$—	$121
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$121	$—	$—	$—	$—	$—	$—	$—	$121
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass (1)	$392,431	$490,285	$299,946	$138,620	$476,924	$289,627	$121,777	$663	$2,210,273
Special mention (1)	6,150	1,078	13,575	5,850	1,188	14,407	9,480	—	51,728
Substandard (1)	—	972	1,858	5,679	10,279	7,040	—	—	25,828
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$398,581	$492,335	$315,379	$150,149	$488,391	$311,074	$131,257	$663	$2,287,829
Year-to-date charge-offs	$—	$35	$58	$1,045	$9	$30	$—	$—	$1,177

	December 31, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
($ in thousands)	2025	2024	2023	2022	2021	Prior
CRE
Pass (1)	$341,466	$243,845	$87,232	$222,690	$158,119	$57,954	$10,553	$—	$1,121,859
Special mention	—	592	—	—	2,179	—	—	—	2,771
Substandard (1)	—	—	1,580	5,802	—	211	—	—	7,593
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$341,466	$244,437	$88,812	$228,492	$160,298	$58,165	$10,553	$—	$1,132,223
Year-to-date charge-offs	$—	$—	$—	$—	$—	$129	$—	$—	$129
SBA— real estate
Pass (1)	$45,147	$26,310	$25,059	$47,886	$11,362	$68,727	$—	$—	$224,491
Special mention (1)	—	1,989	—	3,409	457	1,246	—	—	7,101
Substandard (1)	—	593	1,190	4,542	345	3,779	—	—	10,449
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$45,147	$28,892	$26,249	$55,837	$12,164	$73,752	$—	$—	$242,041
Year-to-date charge-offs	$—	$—	$—	$—	$—	$413	$—	$—	$413
SBA—non-real estate
Pass (1)	$5,838	$7,538	$3,697	$1,695	$79	$2,967	$—	$—	$21,814
Special mention (1)	13	—	—	—	—	—	—	—	13
Substandard (1)	—	183	89	169	—	214	—	—	655
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$5,851	$7,721	$3,786	$1,864	$79	$3,181	$—	$—	$22,482
Year-to-date charge-offs	$—	$—	$3	$—	$—	$33	$—	$—	$36
C&I
Pass	$7,942	$19,098	$8,737	$10,379	$11,799	$1,364	$159,857	$756	$219,932
Special mention	—	—	—	—	—	—	1,000	—	1,000
Substandard	—	—	—	—	218	—	120	—	338
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$7,942	$19,098	$8,737	$10,379	$12,017	$1,364	$160,977	$756	$221,270
Year-to-date charge-offs	$—	$—	$41	$157	$—	$—	$—	$—	$198
Home mortgage
Pass	$136,984	$33,996	$50,255	$244,188	$64,949	$41,788	$—	$—	$572,160
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,140	—	—	—	—	2,140
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$136,984	$33,996	$50,255	$246,328	$64,949	$41,788	$—	$—	$574,300
Year-to-date charge-offs	$—	$—	$—	$77	$—	$14	$—	$—	$91
Consumer
Pass	$—	$—	$—	$—	$—	$—	$1,353	$—	$1,353

Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$—	$1,353	$—	$1,353
Year-to-date charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass (1)	$537,377	$330,787	$174,980	$526,838	$246,308	$172,800	$171,763	$756	$2,161,609
Special mention (1)	13	2,581	—	3,409	2,636	1,246	1,000	—	10,885
Substandard (1)	—	776	2,859	12,653	563	4,204	120	—	21,175
Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$537,390	$334,144	$177,839	$542,900	$249,507	$178,250	$172,883	$756	$2,193,669
Year-to-date charge-offs	$—	$—	$44	$234	$—	$589	$—	$—	$867

(1)As of September 30, 2026 and December 31, 2025, criticized loans with payments guaranteed by government agencies that were classified as "Pass" rated totaled $43.5 million and $27.3 million, respectively. The September 30, 2026 balance consisted of $41.3 million of SBA—real estate and $2.2 million of SBA—non-real estate, while the December 31, 2025 balance consisted of $25.3 million of SBA—real estate, $1.7 million of SBA—non-real estate, and $319 thousand of CRE.
Note 4. Premises and Equipment

The following table presents information regarding the premises and equipment as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Leasehold improvements	$11,253	$11,009
Furniture and fixtures	5,542	5,480
Equipment and others	3,993	4,000
Total premises and equipment	20,788	20,489
Accumulated depreciation	(15,603)	(14,745)
Total premises and equipment, net	$5,185	$5,744

Total depreciation expense included in Occupancy and equipment in the Consolidated Statements of Income was $333 thousand and $411 thousand for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 5. Servicing Assets

The Company recognizes the rights to service SBA loans for others as servicing assets when the benefit of servicing is expected to more than adequately compensate the Company for performing the servicing. Servicing assets are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of September 30, 2026 and December 31, 2025, the Company serviced SBA loans for others with principal balances of $718.9 million and $682.9 million, respectively.
The Company periodically stratifies its servicing assets into groupings based on risk characteristics and evaluates each group for impairment based on fair value. Based on the impairment test as of September 30, 2026 and December 31, 2025, there was no impairment.

The following table presents the activity in the servicing assets for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$10,280	$10,572	$10,057	$10,834
Additions from loans sold with servicing retained	1,100	843	2,921	2,094
Amortized to expense	(761)	(986)	(2,359)	(2,499)
Ending balance	$10,619	$10,429	$10,619	$10,429

The fair value of the servicing assets was $15.3 million as of September 30, 2026, which was determined using discount rates ranging from 4.50% to 12.68% and prepayment speeds ranging from 12.90% to 13.60%, depending on the stratification of the specific assets.
The fair value of the servicing assets was $14.8 million as of December 31, 2025, which was determined using discount rates ranging from 4.97% to 11.77% and prepayment speeds ranging from 12.90% to 13.60% depending on the stratification of the specific assets.
Note 6. Borrowing Arrangements
As of September 30, 2026, the Company had $75.0 million in advances from FHLB with a weighted average interest rate of 3.79% and a weighted average remaining term of 2.1 years, compared to $75.0 million with a weighted average interest rate of 3.55% and a weighted average remaining term of 2.1 years as of December 31, 2025. The Company had letters of credit from the FHLB in the amount of $200.0 million and $135.0 million to secure public deposits as of September 30, 2026 and December 31, 2025, respectively.

The Company had available borrowing capacity from the following institutions as of September 30, 2026:

($ in thousands)	September 30, 2026
FHLB	$411,490
Federal Reserve Bank	224,585
Pacific Coast Bankers Bank	50,000
Zions Bank	25,000
First Horizon Bank	25,000
Total	$736,075

The Company has pledged approximately $1.67 billion and $1.64 billion of loans as collateral for these lines of credit as of September 30, 2026 and December 31, 2025, respectively.
Note 7. Subordinated Note
On November 7, 2025, OP Bancorp issued in a private placement a $25.0 million principal amount of fixed-to-floating rate note due 2035 (the "2035 Note"). The 2035 Note will mature on November 15, 2035. From the original issue date to, but excluding, November 15, 2030, the 2035 Note will bear interest at a fixed rate of 7.50% per annum and payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2026. Thereafter, until maturity or earlier redemption, the 2035 Note will bear interest at a floating rate, reset quarterly, equal to the three-month term Secured Overnight Financing Rate ("SOFR") plus 411 basis points and payable in arrears on February 15, May 15, August 15, and November 15 of each year. The Company may, at its option, redeem the 2035 Note, in whole or part, on any interest payment date on or after the fifth anniversary of issuance, subject to any required regulatory approvals. The 2035 Note is qualified as tier 2 capital under current regulatory guidelines and interpretations. Debt issuance costs incurred in connection with the issuance of the 2035 Note totaled $426 thousand and were capitalized in accordance with ASC 835-30. These costs are presented as a direct deduction from the carrying amount of the subordinated note on the

Consolidated Balance Sheet and are amortized into interest expense over the contractual term of the note using the straight-line method. As of September 30, 2026 and December 31, 2025, the balance of the 2035 Note, net of unamortized debt issuance cost was $24.7 million and $24.6 million, respectively. The amortization of debt issuance cost was $21 thousand and $64 thousand for three and nine months ended September 30, 2026, respectively.
Note 8. Commitments and Contingencies
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

The following table presents the distribution of undisbursed credit-related commitments as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Loan commitments	$370,438	$325,072
Standby letter of credit	30,034	23,389
Commercial letter of credit	—	63
Total undisbursed credit related commitments	$400,472	$348,524

Investments in low-income housing partnership

The Company invests in certain affordable housing partnerships. The following table shows the investments and unfunded commitments of the Company's affordable housing partnerships as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Investments in low-income housing partnerships (1)	$16,459	$18,155
Unfunded commitments to fund investments for low-income housing partnerships (1)	4,733	7,137

(1)These balances are reflected in other assets and other liabilities on the Consolidated Balance Sheets. The Company expects to finish fulfilling these commitments during the year ending 2042.
Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credit and other benefits received, and recognizes the amortization in income tax expense on the Consolidated Statements of Income. The Company recognized amortization expense of $559 thousand and $615 thousand for the three months ended September 30, 2026 and 2025, respectively, and $1.7 million for both the nine months ended September 30, 2026 and 2025. In addition, the Company recognized tax credits and other benefits of $733 thousand and $789 thousand for the three months ended September 30, 2026 and

2025, respectively, and $2.2 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Legal Proceedings
From time to time the Company or the Bank are parties to legal proceedings in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss is probable and its amount can be reasonably estimated with specificity or within a given range. Management estimates the likelihood and the amount of a possible loss using current available information from legal proceedings, advice from legal counsel, and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from any legal proceedings. The Company is not presently subject to any legal action for which an accrual is required and, accordingly, no accrual has been recorded; however, the Company acknowledges that actual exposure and ultimate losses may differ from current expectations. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to management as of September 30, 2026, management does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s Consolidated Financial Statements.
Note 9. Stock-Based Compensation Plan
The Company has one stock-based compensation plan, the OP Bancorp 2021 Equity Incentive Plan ("2021 Plan") as of September 30, 2026. The Board of Directors approved the 2021 Plan, an equity incentive plan for granting stock options and restricted stock awards to key employees, officers, and non-employee directors of the Company. An aggregate of 1,500,000 shares of the Company’s common stock was authorized under the 2021 Plan. The exercise prices of stock options granted under the 2021 Plan may not be less than 100% of the fair value of the Company’s stock at the date of grant. There were no stock options granted under the 2021 Plan as of September 30, 2026 and December 31, 2025.

Restricted stock awards issued under the 2021 Plan may or may not be subject to vesting provisions. These awards do not confer voting rights or receive dividend entitlements until the shares have vested. Stock compensation cost for the restricted stock awards are recognized based on the grant-date fair value over the vesting period.

The following table presents a summary of the activity in the Company’s restricted stock awards under the 2021 Plan for the nine months ended September 30, 2026:

($ in thousands, except share data)	Shares Issued	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding (unvested), as of January 1, 2026	131,025	$12.51	$1,850
Awards granted	13,657	14.06
Awards vested	(49,817)	11.76
Awards forfeited	(1,350)	13.03
Outstanding (unvested), as of September 30, 2026	93,515	$13.14	$1,403

The following table presents compensation cost and the related tax benefit for the restricted stock awards under the 2021 Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Stock compensation cost	$126	$174	$499	$487
Tax benefit realized from awards vested	—	—	38	62

There were 1,056,625 shares available for future grants of either stock options or restricted stock awards under the 2021 Plan as of September 30, 2026. The Company had approximately $1.0 million of unrecognized compensation cost related to unvested restricted stock awards under the 2021 Plan as of September 30, 2026. The Company expects to recognize these costs over a weighted average period of 3.0 years.
Note 10. Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Assets and liabilities recorded at fair value on a recurring basis include AFS securities, equity investments and derivatives. Additionally, from time to time, the Company records fair value adjustments on a nonrecurring basis. These nonrecurring adjustments typically involve application of lower of cost or fair value accounting and write-downs of individual assets.
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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are summarized below:

	Fair Value Measure on a Recurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Assets:
AFS debt securities:
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$31,879	$—	$31,879	$—
Residential collateralized mortgage obligations	150,318	—	150,318	—
Municipal securities - tax exempt	4,949	—	4,949	—
Equity Investments:
Mutual fund - CRA qualified	3,664	3,664	—	—
Derivative assets:
Interest rate products	208	—	208	—
Liabilities:
Derivative liabilities:
Interest rate products	175	—	175	—

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

The following table presents the fair value hierarchy and fair value of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2026 and December 31, 2025:

	Fair Value Measure on a Nonrecurring Basis
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Collateral-dependent loans:
CRE	$1,262	$—	$—	$1,262
SBA—real estate	4,198	—	—	4,198
SBA—non-real estate	98	—	—	98
Total	$5,558	$—	$—	$5,558

December 31, 2025
Collateral-dependent loans:
CRE	$450	$—	$—	$450
SBA—real estate	3,330	—	—	3,330
Total	$3,780	$—	$—	$3,780
Total

The following table presents information about significant unobservable inputs utilized in the Company’s nonrecurring Level 3 fair value measurements as of September 30, 2026 and December 31, 2025:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Input Value
September 30, 2026
Collateral-dependent loans:	$3,964	Fair value of collateral	Selling cost	8.5%
	1,594	Fair value of collateral	Selling cost and Discount	28.5%

December 31, 2025
Collateral-dependent loans:	$2,383	Fair value of collateral	Selling cost	8.5%
	1,397	Fair value of collateral	Selling cost and Discount	28.5%

Financial Instruments

The carrying amounts and estimated fair values of financial instruments that are not carried at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are as follows. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheets:

	September 30, 2026
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$242,899	$242,899	$—	$—	$242,899
Loans held-for-sale	6,160	—	6,662	—	6,662
Net loans	2,258,993	—	—	2,244,746	2,244,746
Accrued interest receivable, net	10,338	323	797	9,218	10,338
Other investments:
FHLB and PCBB stock	14,938	N/A	N/A	N/A	N/A
Time deposits placed	109	—	109	—	109
Financial liabilities:
Deposits	2,430,427	—	2,428,877	—	2,428,877
FHLB advances	75,000	—	79,152	—	79,152
Subordinated note, net	24,650	—	26,015	—	26,015
Accrued interest payable	16,524	—	16,524	—	16,524

	December 31, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$167,311	$167,311	$—	$—	$167,311
Loans held-for-sale	11,443	—	12,267	—	12,267
Net loans	2,165,694	—	—	2,243,772	2,243,772
Accrued interest receivable, net	10,482	7	1,708	8,767	10,482
Other investments:
FHLB and PCBB stock	13,346	N/A	N/A	N/A	N/A
Time deposits placed	105	—	105	—	105
Financial liabilities:
Deposits	2,280,547	—	2,283,339	—	2,283,339
FHLB advances	75,000	—	75,792	—	75,792
Subordinated note, net	24,586	—	24,845	—	24,845
Accrued interest payable	14,595	—	14,595	—	14,595

Note 11. Derivative Financial Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. As of September 30, 2026, the Company anticipates reclassifying an estimated $103 thousand of pre-tax of deferred net gains from AOCI into earnings during the next 12 months. For the Company's accounting policy on derivatives, see Note 1. Significant Accounting Policies to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

The following table presents the notional amounts, fair values and classification on consolidated balance sheets of the Company's derivatives as of September 30, 2026 and December 31, 2025:

	Derivative Assets			Derivative Liabilities
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
September 30, 2026
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate products	$25,000	Other assets	$208	$50,000	Other liabilities	$175
Total derivatives designated as hedging instruments			$208			$175

December 31, 2025
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate products	$—	Other assets	$—	$75,000	Other liabilities	$888
Total derivatives designated as hedging instruments			$—			$888

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)	Gains (Losses) Recognized in AOCI	Location of Gains (Losses) Reclassified from AOCI into Earnings	Amount of Gains (Losses) Reclassified from AOCI into Earnings
Three Months Ended September 30, 2026
Interest rate products	$125	Interest expense on deposits	$(96)
Total	$125		$(96)
Three Months Ended September 30, 2025
Interest rate products	$84	Interest expense on deposits	$31
Total	$84		$31

Nine Months Ended September 30, 2026
Interest rate products	$658	Interest expense on deposits	$(294)
Total	$658		$(294)
Nine Months Ended September 30, 2025
Interest rate products	$(548)	Interest expense on deposits	$91
Total	$(548)		$91

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2026
Derivatives assets	$208	$—	$208	$—	$208	$—
Total	$208	$—	$208	$—	$208	$—

December 31, 2025
Derivatives assets	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2026
Derivatives liabilities	$175	$—	$175	$—	$175	$—
Total	$175	$—	$175	$—	$175	$—

December 31, 2025
Derivatives liabilities	$888	$—	$888	$—	$888	$—
Total	$888	$—	$888	$—	$888	$—

Note 12. Regulatory Capital Matters
Effective September 30, 2026, the Bank elected to use the Community Bank Leverage Ratio ("CBLR") framework. Under the CBLR framework, a qualifying community banking organization that maintains a leverage ratio greater than 8.0% is considered to have met the generally applicable minimum capital requirements and the capital ratio requirements for the "well-capitalized" category under the prompt corrective action framework.
As of September 30, 2026, the Bank satisfied the applicable requirements under the CBLR framework and was considered "well-capitalized." As of December 31, 2025, prior to the Bank's election of the CBLR framework, the Bank met all applicable regulatory capital adequacy requirements.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of the dates indicated. Effective September 30, 2026, the CBLR framework applies to the Bank, and the Bank's risk-based capital ratios are presented for informational purposes only:

	September 30, 2026
	Actual (1)		CBLR Requirement
($ in thousands)	Amount	Ratio	Ratio
CBLR
Tier 1 capital (to average assets)
Consolidated	$254,760	9.09%	N/A
Bank	280,720	10.01	8.00
Risk-Based Capital Ratios
Total capital (to risk-weighted assets)
Consolidated	307,895	13.52	N/A
Bank	309,225	13.56	N/A
Tier 1 capital (to risk-weighted assets)
Consolidated	254,760	11.18	N/A
Bank	280,720	12.31	N/A
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	254,760	11.18	N/A
Bank	280,720	12.31	N/A

	December 31, 2025
	Actual (3)		Required for Capital Adequacy Purposes		Minimum To be Considered "Well Capitalized"
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$289,562	13.31%	N/A	N/A	N/A	N/A
Bank	289,464	13.30	$174,139	8.00%	$217,673	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A
Bank	262,255	12.05	130,604	6.00	174,139	8.00
Common equity Tier 1 capital (to risk-weighted assets)
Consolidated	237,791	10.93	N/A	N/A	N/A	N/A
Bank	262,255	12.05	97,953	4.50	141,488	6.50
Tier 1 capital (to average assets)
Consolidated	237,791	8.99	N/A	N/A	N/A	N/A
Bank	262,255	9.91	105,826	4.00	132,282	5.00

(1)CBLR framework applies only to Open Bank. Accordingly, OP Bancorp's capital ratios and Open Bank's risk-based capital ratios are presented for informational purposes only.
(2)Prior to Open Bank's election of the CBLR framework, only Open Bank was subject to the applicable regulatory capital requirements, while OP Bancorp’s capital ratios were presented solely for informational purposes.

Note 13. Earnings Per Share

The following table presents the calculation of the basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025. For more information on the calculation of EPS, see Note 1. Significant Accounting Policies to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2026	2025	2026	2025
Basic
Net income	$7,763	$6,703	$22,975	$18,596
Weighted-average number of common shares outstanding	14,932,615	14,885,614	14,909,133	14,867,626
Basic EPS	$0.52	$0.45	$1.54	$1.25
Diluted
Net income	$7,763	$6,703	$22,975	$18,596
Weighted-average number of common shares outstanding	14,932,615	14,885,614	14,909,133	14,867,626
Add: Dilutive impact of unvested restricted stock awards (1)	23,403	33,860	32,219	26,683
Diluted weighted-average number of common shares outstanding	14,956,018	14,919,474	14,941,352	14,894,309
Diluted EPS	$0.52	$0.45	$1.54	$1.25

(1)There were no weighted-average shares of anti-dilutive restricted stock awards excluded from the diluted EPS computation for either the three or nine months ended September 30, 2026. Nine thousand and 28 thousand weighted-average shares of anti-dilutive restricted stock awards were excluded from the diluted EPS computation for the three and nine months ended September 30, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained in this Form 10-Q and in our 2025 Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See "Forward- Looking Statements" in this Form 10-Q.
OP Bancorp (referred to herein on an unconsolidated basis as "OP Bancorp" and on a consolidated basis as the "Company") is a bank holding company headquartered in Los Angeles, California. Our commercial community banking activities are operated through Open Bank ("Open Bank" or the "Bank"), our wholly owned banking subsidiary, and we do not conduct material business operations other than through the Bank. We offer commercial banking services to small and medium-sized businesses, their owners and retail customers primarily in the Korean-American communities within our primary market areas. We currently operate twelve full service branches: nine branches across Los Angeles and Orange Counties in California, as well as one branch each in Santa Clara, California; Carrollton, Texas; and Las Vegas, Nevada. In addition, we have one loan production office in Bellevue, Washington, which we opened in May 2026. During the first nine months of 2026, we closed five loan production offices due to limited market demand, including offices in Pleasanton, California; Atlanta, Georgia; Aurora, Colorado; and Fairfax, Virginia in May 2026, and Lynnwood, Washington in June 2026.

Our results of operations depend primarily on net interest income, which represents the interest we earn on loans and related products, reduced by the interest we pay on deposits and other borrowings including our outstanding subordinated note. In addition to net interest income, we derive earnings from fee income we receive in connection with our deposits, and from gains on sale and service of SBA loans. Our major operating expenses are salaries and related benefits we pay our management and staff, and rent we pay on our leased properties. We rely primarily on locally-generated deposits, mostly from the Korean-American market within California, to fund our loan activities.

Current Developments

Interest Rate Environment

The Board of Governors of the Federal Reserve System ("Federal Reserve") increased the Federal Funds Rate target range by 25 basis points to 3.75% to 4.00% at its September 16, 2026 meeting, citing elevated inflation amid continued solid economic activity and resilient domestic spending. The Federal Reserve indicated that the policy action was intended to support a timelier return of inflation to its 2% objective. The current interest rate environment continues to influence loan demand, deposit pricing, funding costs, and credit quality trends across the banking industry. Uncertainty regarding future monetary policy and economic conditions may affect the Company's balance sheet management strategies and its ability to effectively price loans and deposit products.

Community Bank Leverage Ratio

The CBLR framework is an optional regulatory capital framework that allows qualifying community banking organizations to use a simplified leverage ratio framework in lieu of generally applicable risk-based and leverage capital requirements. Effective September 30, 2026, the Bank elected to use the CBLR framework and has updated its regulatory capital disclosures accordingly. See Note 12. Regulatory Capital Matters to Consolidated Financial Statement in this Form 10-Q and MD&A. Financial Condition. Capital Requirements for additional information.

The Company continues to monitor changes in the banking environment and adjust its operating, funding, and risk management strategies as appropriate.

FINANCIAL REVIEW

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2026	2025	2026	2025
Income Statement Data:
Interest income	$41,377	$38,522	$118,107	$111,046
Interest expense	19,170	18,176	55,309	53,561
Net interest income	22,207	20,346	62,798	57,485
Provision for credit losses	1,597	1,175	1,860	3,117
Noninterest income	5,295	4,130	14,978	12,914
Noninterest expense	15,512	13,629	44,571	41,480
Income before income taxes	10,393	9,672	31,345	25,802
Income tax expense	2,630	2,969	8,370	7,206
Net income	7,763	6,703	22,975	18,596
Per Share Data:
Basic EPS	$0.52	$0.45	$1.54	$1.25
Diluted EPS	0.52	0.45	1.54	1.25
Book value per common share, at period-end	16.07	14.88	16.07	14.88
Shares of common stock outstanding, at period-end	14,932,615	14,885,614	14,932,615	14,885,614
Performance Ratios:
Return on average assets ("ROAA") (1)	1.11%	1.04%	1.13%	0.99%
Return on average equity ("ROAE") (1)	12.94	12.36	13.03	11.70
Yield on average total loans (1)	6.41	6.52	6.37	6.49
Yield on average interest-earning assets (1)	6.08	6.16	5.99	6.13
Cost of average interest-bearing liabilities (1)	3.84	4.06	3.85	4.18
Cost of deposits (1)	2.95	3.10	2.95	3.16
Net interest margin (1)	3.27	3.26	3.18	3.17
Efficiency ratio (2)	56.40	55.68	57.31	58.92

(1)    Annualized.
(2)    Represents noninterest expense divided by the sum of net interest income and noninterest income.

			Change
($ in thousands)	September 30, 2026	December 31, 2025	% or Basis Point
Balance Sheet Data:
Gross loans	$2,287,829	$2,193,669	4%
Allowance for credit losses on loans	28,836	27,975	3%
Total assets	2,809,435	2,650,226	6%
Total deposits	2,430,427	2,280,547	7%
Shareholders’ equity	239,947	227,893	5%
Asset Quality Data:
Nonperforming loans to gross loans	0.79%	0.64%	15
Allowance for credit losses on loans to nonperforming loans	160	199	(39)%
Allowance for credit losses on loans to gross loans	1.26	1.28	(2)
Balance Sheet and Capital Ratios:
Gross loans to total deposits	94%	96%	(200)
Noninterest-bearing deposits to total deposits	22	23	(100)
Shareholders' equity to total assets	8.54	8.60	(6)
Tier 1 leverage capital ratio	9.09	8.99	10

Net income for the third quarter of 2026 was $7.8 million, up $1.1 million, or 16%, compared with $6.7 million for the same period in 2025. For the first nine months of 2026, net income was $23.0 million, up $4.4 million, or 24%, compared with $18.6 million for the same period in 2025. The following were notable elements of the Company's performance for the periods presented:
•Net interest income and net interest margin: Third quarter 2026 net interest income increased to $22.2 million, up $1.9 million, or 9%, from the year ago quarter, while net interest margin increased one basis point to 3.27%. For the first nine months of 2026, net interest income increased to $62.8 million, up $5.3 million, or 9%, from the prior year period, and net interest margin expanded one basis point to 3.18%.
•Profitability ratios: Third quarter 2026 ROAA and ROAE increased to 1.11% and 12.94%, respectively, up seven and 58 basis points from the same period in 2025. For the first nine months of 2026, ROAA and ROAE increased to 1.13% and 13.03%, respectively, up 14 and 133 basis points from the prior year period.
•Efficiency ratios: Third quarter 2026 efficiency ratio was 56.40%, an increase of 72 basis points from the same period in 2025, primarily reflecting higher noninterest expense. For the first nine months of 2026, the efficiency ratio was 57.31%, an improvement of 161 basis points from the same period in 2025, primarily due to growth in net interest income and noninterest income during such period.
•Asset growth: Total assets were $2.81 billion as of September 30, 2026, up $159.2 million, or 6%, from December 31, 2025, primarily driven by a $94.2 million increase in gross loans and a $75.6 million increase in cash and cash equivalents.
•Loan growth: Gross loans were $2.29 billion, up $94.2 million, or 4%, from December 31, 2025, primarily reflecting $66.8 million of CRE loan growth.
•Deposit growth: Total deposits were $2.43 billion, up $149.9 million, or 7%, from December 31, 2025, reflecting growth of $90.1 million in time deposits and $41.4 million in money market and others.

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

	Three Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)
Interest-earning assets:
Interest-bearing deposits with other banks	$153,856	$1,469	3.74%	$134,263	$1,502	4.38%
Other investments (2)	18,803	506	10.76	17,112	320	7.48
AFS debt securities	197,843	1,775	3.59	199,766	1,699	3.40
CRE	1,203,069	19,385	6.39	1,065,460	16,689	6.21
SBA	327,567	6,568	7.95	286,556	6,841	9.47
C&I	218,623	3,758	6.82	188,146	3,537	7.46
Home mortgage	584,220	7,903	5.41	591,939	7,931	5.36
Consumer	646	13	7.82	129	3	9.86
Loans (3)	2,334,125	37,627	6.41	2,132,230	35,001	6.52
Total interest-earning assets	2,704,627	41,377	6.08	2,483,371	38,522	6.16
Noninterest-earning assets	87,991			83,238
Total assets	$2,792,618			$2,566,609

Interest-bearing liabilities:
Money market deposits and others	$453,649	$3,713	3.25%	$425,248	$3,793	3.54%
Time deposits	1,420,357	14,192	3.96	1,275,417	13,649	4.25
Total interest-bearing deposits	1,874,006	17,905	3.79	1,700,665	17,442	4.07
Borrowings	81,359	775	3.78	76,250	734	3.82
Subordinated note	24,643	490	7.95	—	—	—
Total interest-bearing liabilities	1,980,008	19,170	3.84	1,776,915	18,176	4.06
Noninterest-bearing liabilities:
Noninterest-bearing deposits	534,053			528,926
Other noninterest-bearing liabilities	38,545			43,890
Total noninterest-bearing liabilities	572,598			572,816
Shareholders’ equity	240,012			216,878
Total liabilities and shareholders’ equity	$2,792,618			$2,566,609
Net interest income / interest rate spreads		$22,207	2.24%		$20,346	2.10%
Net interest margin			3.27%			3.26%

Cost of deposits			2.95%			3.10%
Cost of funds			3.03%			3.13%

	Nine Months Ended September 30,
	2026				2025
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate(1)		Average Balance	Interest Income/Expense	Average Yield/Rate(1)
Interest-earning assets:
Interest-bearing deposits with other banks	$142,329	$3,212	2.98%	(4)	$135,439	$4,522	4.40%
Other investments (2)	18,194	1,298	9.51		16,851	939	7.43
AFS debt securities	203,296	5,360	3.52		188,258	4,632	3.28
CRE	1,176,405	55,890	6.35		1,031,854	47,681	6.18
SBA	311,610	18,624	7.99		278,621	19,666	9.44
C&I	212,765	10,828	6.80		198,512	10,982	7.40
Home mortgage	570,146	22,848	5.34		568,811	22,612	5.30
Consumer and other	849	47	7.36		146	12	10.85
Loans (3)	2,271,775	108,237	6.37		2,077,944	100,953	6.49
Total interest-earning assets	2,635,594	118,107	5.99		2,418,492	111,046	6.13
Noninterest-earning assets	84,005				81,505
Total assets	$2,719,599				$2,499,997

Interest-bearing liabilities:
Money market deposits and others	$417,510	$9,897	3.17%		$396,168	$10,463	3.53%
Time deposits	1,401,268	41,744	3.98		1,250,518	41,062	4.39
Total interest-bearing deposits	1,818,778	51,641	3.80		1,646,686	51,525	4.18
Borrowings	79,690	2,198	3.69		67,290	2,036	4.05
Subordinated note	24,622	1,470	7.96		—	—	—
Total interest-bearing liabilities	1,923,090	55,309	3.85		1,713,976	53,561	4.18
Noninterest-bearing liabilities:
Noninterest-bearing deposits	523,061				532,867
Other noninterest-bearing liabilities	38,419				41,198
Total noninterest-bearing liabilities	561,480				574,065
Shareholders’ equity	235,029				211,956
Total liabilities and shareholders’ equity	$2,719,599				$2,499,997
Net interest income / interest rate spreads		$62,798	2.14%			$57,485	1.95%
Net interest margin			3.18%				3.17%

Cost of deposits			2.95%				3.16%
Cost of funds			3.02%				3.19%

(1)Annualized.
(2)Includes FHLB and PCBB stocks, CRA qualified mutual fund and interest-earning time deposits with banks.
(3)Include loans held-for-sale.
(4)Interest income includes a one-time $739 thousand accrual adjustment related to the Federal Reserve Bank account.

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

	Three Months Ended September 30,
	2026 vs 2025
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$203	$(236)	$(33)
Other investments	43	143	186
AFS debt securities	(14)	90	76
CRE	2,186	510	2,696
SBA	900	(1,173)	(273)
C&I	571	(350)	221
Home mortgage	(54)	26	(28)
Consumer	7	3	10
Total loans	3,610	(984)	2,626
Total interest-earning assets	3,842	(987)	2,855
Interest-bearing liabilities:
Money market deposits and others	347	(427)	(80)
Time deposits	1,491	(948)	543
Total interest-bearing deposits	1,838	(1,375)	463
Borrowings	49	(8)	41
Subordinated note	245	245	490
Total interest-bearing liabilities	2,132	(1,138)	994
Net interest income	$1,710	$151	$1,861

Comparison for the Three Months Ended September 30, 2026 and 2025

Net interest income for the third quarter of 2026 increased by $1.9 million, or 9%, primarily driven by balance-sheet growth and lower deposit rates. These favorable factors were partially offset by lower loan yields.

Interest income on loans increased by $2.6 million, or 8%, primarily due to growth in average loan balances, reflecting expansion in CRE loan portfolio. The increase was partially offset by lower loan yields, resulting from prior-year federal funds rate cuts and the repricing of adjustable-rate and newly originated loans.

Interest expense on interest-bearing deposits increased by $463 thousand, or 3%, mainly due to growth in average interest-bearing deposit balances, driven primarily by growth in time deposits. The increase was partially offset by lower deposit rates, reflecting the repricing of time deposits and money market accounts following the federal funds rate cuts in the prior year.

As a result, net interest margin increased modestly by one basis point, as the 9% increase in net interest income slightly outpaced the 9% growth in average earning assets.

	Nine Months Ended September 30,
	2026 vs 2025
	Increases (Decreases) Due to Change in
($ in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$192	$(1,502)	$(1,310)
Federal funds sold and other investments	92	267	359
AFS debt securities	424	304	728
CRE	6,774	1,435	8,209
SBA	2,150	(3,192)	(1,042)
C&I	851	(1,005)	(154)
Home mortgage	269	(33)	236
Consumer and other	23	12	35
Total loans	10,067	(2,783)	7,284
Total interest-earning assets	10,775	(3,714)	7,061
Interest-bearing liabilities:
Money market deposits and others	687	(1,253)	(566)
Time deposits	4,694	(4,012)	682
Total interest-bearing deposits	5,381	(5,265)	116
Borrowings	359	(197)	162
Subordinated note	735	735	1,470
Total interest-bearing liabilities	6,475	(4,727)	1,748
Net interest income	$4,300	$1,013	$5,313

Comparison for the Nine Months Ended September 30, 2026 and 2025

Net interest income for the first nine months of 2026 increased by $5.3 million, or 9%, primarily due to continued balance-sheet growth and lower deposit rates. These benefits were partially offset by lower yields and reduced interest income on interest-bearing deposits with other banks, primarily due to lower market rates on Federal Reserve Bank balances and a one-time accrual adjustment recorded in 2026.

Interest income on loans increased by $7.3 million, or 7%, driven primarily by growth in average loan balances, resulting from the expansion of the CRE and SBA portfolios. The increase was partially offset by lower loan yields, reflecting the repricing of adjustable-rate loans and lower rates on new originations following last year's federal funds rate cuts, as well as the absence of elevated interest income recognized from nonaccrual loans in the prior period.

Interest expense on interest-bearing deposits increased modestly by $116 thousand, primarily due to growth in average interest-bearing deposit balances, mainly in time deposits. The increase was mostly offset by lower interest-bearing deposit rates, resulting from the repricing of time deposits following the federal funds rate cuts.

Interest income on interest-bearing deposits with other banks decreased by $1.3 million, primarily due to the accrual adjustment related to the Federal Reserve Bank account, as well as lower market rates earned on those balances.

As a result, net interest margin increased modestly by one basis point, as the 9% increase in net interest income slightly outpaced the 9% growth in average earning assets.

Provision for Credit Losses
Comparison for the Three Months Ended September 30, 2026 and 2025
Provision for credit losses increased by $422 thousand, primarily reflecting higher specific reserves resulting from lower net collateral values of individually evaluated loans and higher general reserve requirements associated with loan growth, partially offset by lower qualitative reserve requirements.
Comparison for the Nine Months Ended September 30, 2026 and 2025
Provision for credit losses decreased by $1.3 million, primarily due to a smaller general reserve build resulting from less adverse changes in historical loss factors and lower qualitative reserve requirements, partially offset by the aforementioned increases in general reserve associated with loan growth and specific reserves resulting from lower net collateral values.
Noninterest Income
While interest income remains the largest single component of total revenues, noninterest income is also an important component. A portion of our noninterest income is associated with SBA lending activity, consisting of gains on the sale of loans in the secondary market and servicing income from loans sold with servicing retained. Other sources of noninterest income include service charges on deposits.
Comparison for the Three Months Ended September 30, 2026 and 2025
The following table presents the components of noninterest income for the third quarters of 2026 and 2025:

	Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposits	$468	$725	$(257)	(35)%
Loan servicing fees, net of amortization	980	724	256	35
Gains on sale of loans	3,277	2,037	1,240	61
Other income	570	644	(74)	(11)
Total noninterest income	$5,295	$4,130	$1,165	28%

Noninterest income for the third quarter of 2026 increased year-over-year, primarily due to higher gains on sale of loans.

Gains on sale of loans increased by $1.2 million, or 61%, driven by stronger SBA loan sale activity and higher premium rates. The Bank sold $51.1 million in SBA loans at an average premium rate of 8.06%, compared with $36.8 million of SBA loans sold at an average premium rate of 6.71% in the prior period.
Comparison for the Nine Months Ended September 30, 2026 and 2025
The following table presents the components of noninterest income for the first nine months of 2026 and 2025:

	Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposits	$1,446	$2,742	$(1,296)	(47)%
Loan servicing fees, net of amortization	2,676	2,631	45	2
Gains on sale of loans	8,697	5,497	3,200	58
Other income	2,159	2,044	115	6
Total noninterest income	$14,978	$12,914	$2,064	16%

Noninterest income for the first nine months of 2026 increased year-over-year, primarily due to higher gains on sale of loans, partially offset by lower service charges on deposits.

Gains on sale of loans increased by $3.2 million, or 58%, primarily due to stronger SBA loan sale activity and higher premium rates. The Bank sold $132.4 million in SBA loans at an average premium of 8.15%, compared with $93.2 million of SBA loans sold at an average premium rate of 7.26% in the prior period.

Service charges on deposit decreased by $1.3 million, or 47%, primarily driven by lower balances in existing business analysis accounts and closure of certain currency exchange-related accounts during the third quarter of 2025.
Noninterest Expense
Comparison for the Three Months Ended September 30, 2026 and 2025
The following table presents the components of noninterest expense for the third quarters of 2026 and 2025:

	Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$9,452	$8,892	$560	6%
Occupancy and equipment	1,827	1,676	151	9
Data processing and communication	513	263	250	95
Professional fees	1,129	419	710	169
FDIC insurance and regulatory assessments	385	428	(43)	(10)
Promotion and advertising	224	126	98	78
Directors' fees	155	151	4	3
Foundation donation and other contributions	750	671	79	12
Other expenses	1,077	1,003	74	7
Total noninterest expense	$15,512	$13,629	$1,883	14%

Noninterest expense for the third quarter of 2026 increased year-over-year, primarily due to higher professional fees and salaries and employee benefits.

Professional fees for the third quarter of 2026 increased $710 thousand, or 169%, primarily due to higher nonrecurring legal and professional service expenses incurred during the quarter.

Salaries and employee benefits for the third quarter of 2026 increased $560 thousand, or 6%, mainly driven by staffing growth, annual salary adjustments effective April 2026, and higher incentive accruals associated with increased SBA loan production.

Comparison for the Nine Months Ended September 30, 2026 and 2025

The following table presents the components of noninterest expense for the first nine months of 2026 and 2025:

	Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$28,461	$26,743	$1,718	6%
Occupancy and equipment	5,539	4,841	698	14
Data processing and communication	1,304	865	439	51
Professional fees	1,982	1,244	738	59
FDIC insurance and regulatory assessments	1,190	1,421	(231)	(16)
Promotion and advertising	448	514	(66)	(13)
Directors' fees	463	529	(66)	(12)
Foundation donation and other contributions	2,286	1,863	423	23
Other expenses	2,898	3,460	(562)	(16)
Total noninterest expense	$44,571	$41,480	$3,091	7%

Noninterest expense for the first nine months of 2026 increased year-over-year, primarily due to higher salaries and employee benefits, professional fees and occupancy and equipment, partially offset by lower other expenses.

Salaries and employee benefits for the first nine months of 2026 increased $1.7 million, or 6%, primarily due to higher staffing levels to support business growth and annual salary adjustments.

Professional fees for the first nine months of 2026 increased $738 thousand, or 59%, primarily due to higher nonrecurring legal and professional service expenses incurred during the third quarter of 2026.

Occupancy and equipment for the first nine months of 2026 increased $698 thousand, or 14%, primarily due to the expiration of the common-area-maintenance concession on a lease that benefited the prior period.

Other expenses for the first nine months of 2026 decreased $562 thousand, or 16%, primarily due to lower customer service expenses following the previously discussed currency exchange account closures.

Income Taxes
Income tax expense was $2.6 million for the third quarter of 2026, compared with $3.0 million for the third quarter of 2025, primarily reflecting a lower effective tax rate, partially offset by higher pre-tax income. The effective income tax rate decreased to 25.3% from 30.7% in the prior-year period, primarily due to the absence of a discrete tax adjustment that was recorded in the third quarter of 2025 and return-to-provision adjustments associated with the prior-year tax returns.
Income tax expense was $8.4 million for the first nine months of 2026, compared with $7.2 million for the first nine months of 2025, primarily reflecting higher pre-tax income. The effective income tax rate decreased to 26.7% from 27.9% in the prior-year period, primarily due to the aforementioned adjustments.
We recorded net deferred tax assets of $15.0 million and $12.4 million as of September 30, 2026, and December 31, 2025, respectively. After evaluating all available positive and negative evidence, including recent financial performance, projected future taxable income, and tax planning strategies, we have concluded that it is more-likely-than-not that net deferred tax assets as of September 30, 2026, will be fully realized in future periods.

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

The following table summarizes the fair value of the AFS debt securities portfolio as of the dates presented:

	September 30, 2026			December 31, 2025			Ratings as of September 30, 2026 (1)
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Loss	Amortized Cost	Fair Value	Net Unrealized Loss	AAA/AA	A
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$35,871	$31,879	$(3,992)	$35,279	$32,694	$(2,585)	100%	—%
Residential collateralized mortgage obligations	167,335	150,318	(17,017)	165,103	154,463	(10,640)	100	—
Municipal securities - tax exempt	5,962	4,949	(1,013)	5,913	5,628	(285)	—	100
Total AFS debt securities	$209,168	$187,146	$(22,022)	$206,295	$192,785	$(13,510)	97%	3%

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
AFS debt securities decreased by $5.6 million, or 3%, to $187.1 million as of September 30, 2026, from December 31, 2025. The decrease was primarily due to $31.5 million of paydowns, maturities and early payoffs of residential collateralized mortgage obligations and mortgage-backed securities and an $8.5 million increase in unrealized losses, partially offset by $34.5 million of purchases of residential collateralized mortgage obligations and mortgage-backed securities during the first nine months of 2026.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies or sponsored agency securities:
Residential mortgage-backed securities	$2	2.09%	$334	2.22%	$19,050	1.94%	$16,485	3.28%
Residential collateralized mortgage obligations	—	—	24	1.71	1,126	1.55	166,185	3.45
Municipal securities - tax exempt	—	—	—	—	—	—	5,962	5.70
Total AFS debt securities	$2	2.09%	$358	2.18%	$20,176	1.92%	$188,632	3.50%

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

The loan distribution table that follows sets forth our gross loans outstanding, and the percentage distribution in each category as of the dates indicated:

	September 30, 2026		December 31, 2025		Change
($ in thousands)	Amount	% of Total	Amount	% of Total	$	%
CRE	$1,199,046	53%	$1,132,223	52%	$66,823	6%
SBA—real estate	277,460	12	242,041	11	35,419	15%
SBA—non-real estate	24,741	1	22,482	1	2,259	10%
C&I	186,444	8	221,270	10	(34,826)	(16)%
Home mortgage	600,017	26	574,300	26	25,717	4%
Consumer	121	0	1,353	0	(1,232)	(91)%
Gross loans	2,287,829	100%	2,193,669	100%	94,160	4%
Allowance for credit losses	(28,836)		(27,975)		(861)	3%
Net Loans(1)	$2,258,993		$2,165,694		$93,299	4%

(1)Includes net deferred loan costs (fees) and net unamortized premiums (unaccreted discounts) of $(1.8) million and $(331) thousand as of September 30, 2026, and December 31, 2025, respectively.
Gross loans increased $94.2 million, or 4%, to $2.29 billion as of September 30, 2026, from December 31, 2025. The increase was primarily driven by net growth in CRE, as new loan originations exceeded loan payoffs.
Loans Concentration: Our loan portfolio is concentrated in CRE, including unguaranteed balances of SBA loans, home mortgage and commercial loans, primarily manufacturing, wholesale, and service-oriented businesses. We do not have any material concentrations by industry or group of industries within the loan portfolio. As of both September 30, 2026, and December 31, 2025, 91% of gross loans were secured by real property. We have established concentration limits for CRE, C&I, and unsecured lending, all of which were within established limits during the periods presented. We use underwriting guidelines to assess borrowers’ historical cash flow and debt service capacity, and further stress test debt service under higher interest rate scenarios. In addition, financial and performance covenants are commonly incorporated into commercial loan agreements to help monitor borrower performance and mitigate potential credit deterioration.

Loans — CRE: Our CRE loans include both owner occupied and non-owner occupied properties. We originate a mix of fixed- and adjustable-rate loans, with adjustable rates tied to the Wall Street Journal prime rate. As of September 30, 2026, our CRE loans totaled $1.20 billion, up from $1.13 billion as of December 31, 2025. During the first nine months of 2026, we originated $227.0 million in new CRE loans. Approximately 80% of the CRE portfolio consisted of fixed-rate loans as of both September 30, 2026, and December 31, 2025. Our policy sets the maximum loan-to-value ("LTV") for CRE at 70%. Our weighted average LTV ratio was 49% as of both September 30, 2026, and December 31, 2025.
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
As of September 30, 2026, our SBA portfolio totaled $302.2 million, up from $264.5 million as of December 31, 2025. Of the total portfolio, $277.5 million was secured by real estate, while $24.7 million was either unsecured or secured by business assets. In comparison, as of December 31, 2025, $242.0 million was secured by real estate and $22.5 million was either unsecured or secured by business assets.
Loans — C&I: C&I loans totaled $186.4 million as of September 30, 2026, down from $221.3 million as of December 31, 2025.
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
Home mortgage loans totaled $600.0 million as of September 30, 2026, up from $574.3 million as of December 31, 2025.
Allowance for Credit Losses
The Company maintains its allowance for credit losses at a level it believes is adequate to absorb estimated future credit losses in accordance with GAAP. For further details on the policies, methodologies and significant judgments used in determining the allowance, refer to Item 7. MD&A. Critical Accounting Estimates, and Item 8. Financial Statements. Note 1. Business and Basis of Presentation to the Consolidated Financial Statements, in the 2025 Annual Report on Form 10-K, as well as Note 3. Loans and Allowance for Credit Losses on Loans to the Consolidated Financial Statements in this Form 10-Q.
The allowance for credit losses on loans was $28.8 million as of September 30, 2026, an increase of $861 thousand from $28.0 million as of December 31, 2025. The increase was primarily driven by higher general reserve requirements resulting from adverse credit migration, as well as specific reserves established on additional nonaccrual loans identified since December 31, 2025. These increases were partially offset by lower qualitative reserve requirements, reflecting improvements in certain qualitative factors and economic outlook.

Analysis of the Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans by loan segments for the three and nine months ended September 30, 2026 and 2025:

	As of and for the Three Months Ended September 30,
	2026					2025
($ in thousands)	Beginning	(Reversal) Provision	Net Recoveries (Charge-offs)		Ending	Beginning	Provision (Reversal)	Net (Charge-offs) Recoveries	Ending
CRE	$11,190	$1,494	$—		$12,684	$8,970	$736	$—	$9,706
SBA—real estate	7,620	(467)	(834)		6,319	5,899	(13)	—	5,886
SBA—non- real estate	711	(169)	101		643	499	31	(25)	505
C&I	1,582	33	(88)		1,527	1,459	227	(168)	1,518
Home mortgage	6,995	666	—		7,661	9,459	225	—	9,684
Consumer	2	—	—		2	—	—	$—	—
Total	$28,100	$1,557	$(821)	(821)	$28,836	$26,286	$1,206	$(193)	$27,299
Gross loans					$2,287,829				$2,151,217
Average gross loans					$2,296,947				$2,107,081
Net charge-offs to average gross loans (1)					0.14%				0.04%
Allowance for credit losses to gross loans					1.26%				1.27%

	As of and for the Nine Months Ended September 30,
	2026				2025
($ in thousands)	Beginning	Provision (Reversal)	Net Recoveries (Charge-offs)	Ending	Beginning	(Reversal) Provision	Net (Charge-offs) Recoveries	Ending
CRE	$10,427	$2,243	$14	$12,684	$9,290	$465	$(49)	$9,706
SBA—real estate	6,385	721	(787)	6,319	5,557	742	(413)	5,886
SBA—non- real estate	587	97	(41)	643	418	103	(16)	505
C&I	1,611	67	(151)	1,527	1,844	(250)	(76)	1,518
Home mortgage	8,956	(1,295)	—	7,661	7,684	2,091	(91)	9,684
Consumer	9	(7)	—	2	3	(3)	$—	—
Total	$27,975	$1,826	$(965)	$28,836	$24,796	$3,148	$(645)	$27,299
Gross loans				$2,287,829				$2,151,217
Average gross loans				$2,241,959				$2,060,689
Net charge-offs to average gross loans (1)				0.06%				0.04%
Allowance for credit losses to gross loans				1.26%				1.27%

(1)    Annualized.

The following table presents an allocation of the allowance for credit losses on loans by portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025			Change
	Allowance Allocation		% of Gross Loans	Allowance Allocation		% of Gross Loans
($ in thousands)	Amount	% to Total Allowance		Amount	% to Total Allowance		$	%
CRE	$12,684	44%	1.06%	$10,427	37%	0.92%	$2,257	22%
SBA—real estate	6,319	22	2.28%	6,385	23	2.64%	(66)	(1)%
SBA—non- real estate	643	2	2.60%	587	2	2.61%	56	10%
C&I	1,527	5	0.82%	1,611	6	0.73%	(84)	(5)%
Home mortgage	7,661	27	1.28%	8,956	32	1.56%	(1,295)	(14)%
Consumer	2	0	1.65%	9	0	0.67%	(7)	(78)%
Total	$28,836	100%	1.26%	$27,975	100%	1.28%	$861	3%

Nonperforming Assets
Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain in accrual status between 30 days and 90 days past due. Typically, the accrual of interest on loans is discontinued when principal or interest payments are 90 days past due or when, in the opinion of management, there is reasonable doubt as to collectability in the normal course of business. In limited circumstances, loans may remain on accrual status beyond 90 days past due if they are well-secured and in the process of collection and management expects full repayment of principal and interest. When loans are placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received, and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured, and management believes full collectability of principal and interest is probable.
Nonperforming loans include loans that are 90 days past due and still accruing, loans accounted for on a nonaccrual basis, and accruing restructured loans. Nonperforming assets consist of nonperforming loans plus OREO.
Nonperforming loans increased by $4.0 million, or 28% to $18.0 million as of September 30, 2026 from December 31, 2025. The increase reflected $8.2 million of loans migrating to nonaccrual status, partially offset by $1.9 million of paydowns and charge-offs and $2.3 million of nonperforming loan resolutions through loan sales and payoffs.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold and is initially recorded at fair value less costs to sell at the time of acquisition, establishing a new cost basis. Subsequent declines in fair value are recognized through valuation allowance and charged to expense. As of both September 30, 2026 and December 31, 2025, the Company had no OREO.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified for borrowers experiencing financial difficulty.

			Change
($ in thousands)	September 30, 2026	December 31, 2025	$	% or Basis Point
Nonaccrual loans	$18,032	$14,071	$3,961	28%
Total nonperforming loans(1)	18,032	14,071	3,961	28%
Total nonperforming assets	$18,032	$14,071	3,961	28%

Nonperforming loans to gross loans	0.79%	0.64%	NA	15
Nonperforming assets to total assets	0.64	0.53	NA	11
Allowance for credit losses on loans to nonperforming loans	160	199	NA	(39)%

NM — Not Meaningful
(1)Excludes guaranteed portion of SBA loans of $38.3 million and $20.9 million as of September 30, 2026 and December 31, 2025, respectively.
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

The following table shows the composition of deposits by type as of the dates presented:

	September 30, 2026		December 31, 2025		Change
($ in thousands)	Amount	Percent	Amount	Percent	$	%
Noninterest-bearing demand	$539,257	22%	520,865	23%	$18,392	4%
Interest-bearing:
Money market and others	429,464	18	388,066	17	41,398	11%
Time deposits (greater than $250)	818,590	34	683,956	30	134,634	20%
Time deposits ($250 or less)	643,116	26	687,660	30	(44,544)	(6)%
Total interest-bearing	1,891,170	78	1,759,682	77	131,488	7%
Total deposits	$2,430,427	100%	$2,280,547	100%	$149,880	7%

The following tables set forth the maturity of time deposits as of September 30, 2026:

	Maturity Within:
($ in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits (greater than $250)	$341,630	$280,753	$194,611	$1,596	$818,590
Time deposits ($250 or less)	337,435	118,740	184,288	2,653	643,116
Total time deposits	$679,065	$399,493	$378,899	$4,249	$1,461,706

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and CRE loans. As of September 30, 2026 and December 31, 2025, the Company had maximum borrowing capacity from the FHLB of $686.5 million and $653.6 million, respectively. We had borrowings from FHLB of $75.0 million as of both September 30, 2026 and December 31, 2025. The Company had estimated uninsured deposits of $1.19 billion, or 49% of total deposits, and $1.09 billion, or 48% of total deposits, as of September 30, 2026 and December 31, 2025, respectively.
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
Deposits are the primary funding source for the Bank. Deposits provide a stable source of funding and reduce our reliance on the wholesale funding markets. The following table presents the loan and deposit balances, the loans-to-deposit ratios, and deposits as a percentage of total liabilities as of September 30, 2026 and December 31, 2025:

			Change
($ in thousands)	September 30, 2026	December 31, 2025	$	%
Deposits	$2,430,427	$2,280,547	$149,880	7%
Deposits as a % of total liabilities	95%	94%		1%
Loans, net	$2,258,993	$2,165,694	$93,299	4%
Loans-to-deposits ratio	93%	95%		(2)%

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
We had $100.0 million in unsecured federal funds lines with no amounts advanced as of both September 30, 2026 and December 31, 2025. In addition, on such dates we had lines of credit from the Federal Reserve discount window of $224.6 million and $208.9 million as of September 30, 2026 and December 31, 2025, respectively. The Federal Reserve discount window lines were collateralized by a pool of CRE loans and C&I loans totaling $316.3 million and $290.7 million as of September 30, 2026 and December 31, 2025, respectively. We had no outstanding borrowings with the Federal Reserve as of September 30, 2026 or December 31, 2025. Our borrowing on these lines of credits is based upon our eligible collateral and thus may fluctuate from time to time.
Based on the values of loans pledged as collateral, we had $411.5 million of additional borrowing availability with the FHLB as of September 30, 2026. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

We believe we maintain ample access to liquidity, including highly liquid assets on our balance sheet and available unused borrowings from other financial institutions. The following table presents our liquid assets and available borrowings as of September 30, 2026 and December 31, 2025:

			Change
($ in thousands)	September 30, 2026	December 31, 2025	$	%
Liquid assets:
Cash and cash equivalents	$242,899	$167,311	$75,588	45%
AFS debt securities (unpledged)	187,146	192,785	(5,639)	(3)
Liquid assets	$430,045	$360,096	69,949	19%
Liquid assets to total deposits	18%	16%
Available borrowings:
FHLB	$411,490	$443,629	$(32,139)	(7)%
Federal Reserve Bank	224,585	208,859	15,726	8
Pacific Coast Bankers Bank	50,000	50,000	—	—
Zions Bank	25,000	25,000	—	—
First Horizon Bank	25,000	25,000	—	—
Total available borrowings	$736,075	$752,488	$(16,413)	(2)%
Total available borrowings to total deposits	30%	33%

Liquid assets and available borrowings to total deposits	48%	49%

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
Capital Requirements
We are subject to various regulatory capital requirements administered by the federal and state banking regulators, although, as a “smaller bank holding company,” we are not subject to most of these standards at the holding company level so long as our total consolidated asset size remains under $3 billion. These standards are, however, applicable to the Bank, and failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our Consolidated Financial Statements. Our Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including but not limited to, the need for raising additional capital (whether in the form of debt and/or equity), replacing existing capital, redeeming outstanding capital, or returning capital to our shareholders whether through dividends and/or share repurchases.
Effective September 30, 2026, the Bank elected to use the CBLR framework. As of September 30, 2026, the Bank exceeded the applicable CBLR requirement and was considered "well-capitalized" under the prompt corrective action framework. See Note 12. Regulatory Capital Matters to the Consolidated Financial Statements in this Form 10-Q for additional information regarding the Bank's regulatory capital requirements.
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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2026 and December 31, 2025 are presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100, 200 and 300 basis points and (2) immediate, parallel shifts upward of the yield curve of 100, 200, and 300 basis points over 12 months.

	Net Interest Sensitivity		Economic Value of Equity Sensitivity
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
+300 basis points	(3.51)%	(0.16)%	(19.71)%	(21.31)%
+200 basis points	(1.74)	0.31	(11.21)	(10.83)
+100 basis points	(0.75)	(0.03)	(5.85)	(3.66)
-100 basis points	—	2.44	4.06	2.28
-200 basis points	(0.14)	5.90	4.46	(0.57)
-300 basis points	0.21	12.30	2.87	(6.66)

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered in this Form 10-Q. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we are subject to legal proceedings or claims. Management has reviewed all legal claims against us and possible loss contingencies, and does not expect the liabilities associated with pending claims to be material to our business, financial condition or results of operations.
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

The Federal Reserve Open Markets Committee (commonly referred to as the "Fed”) recently increased the target rates in response to elevated inflation. The current interest rate environment remains elevated compared with recent historical levels, and uncertainty remains regarding the timing, direction and magnitude of future changes in interest rates. Interest rates affect both our ability to reprice variable-rate loans and to originate new fixed-rate loans, and periods of elevated or uncertain interest rates may reduce loan demand, which could adversely affect our outstanding loan balances and interest income. In addition, geopolitical conflicts, including tensions in the Middle East, may contribute to volatility in global energy prices, which could increase inflationary pressures and operating costs across the economy and indirectly affect our borrowers' financial condition, credit quality, and demand for loans.

The future direction of monetary policy will depend on economic conditions, and we are unable to predict the timing or magnitude of future changes in interest rates. If rates increase further, or remain at relatively elevated levels for prolonged periods, our borrowers may experience increased difficulty in repaying their loans or, may defer additional borrowing decisions due to higher financing costs and continued economic and market uncertainty. Conversely, future decreases in interest rates could affect the yields on our interest-earning assets and the rates paid on our funding sources at different times and to different degrees, which could adversely affect our net interest income and net interest margin.

Changes in interest rates also can affect the value of loans, investment securities and other assets held in our portfolio or originated for sale. For example, rising interest rates generally result in a decline in the value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in AOCI and would reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios. However, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

To the extent interest rates increase further or remain relatively elevated, or economic conditions affecting our borrowers worsen, our allowance for credit losses and related provision could be negatively impacted, which would result in a reduction in net income for the corresponding period. In some cases we may experience losses in excess of established reserves, which would adversely affect our net income, common equity, and regulatory capital ratios. At the same time, higher or persistently elevated rates may reduce loan demand and adversely affect the growth of our interest-earning assets. Either of these outcomes, alone or in combination with other factors, may have a material adverse effect on our results of operations.

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

Adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly and rapidly as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Moreover, a substantial portion of the collateral underlying our real estate loans is located in the Los Angeles Metropolitan Area, which is subject to elevated risk of loss from fire, earthquakes, flooding and other natural disasters. These events and any resulting declines or losses could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to our Management

We are highly dependent on our management team, and the loss of any of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

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

Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well as on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends. As part of our growth strategy, we opened a loan production office in Bellevue, Washington in May 2026. During 2026, we also closed five loan production offices due to limited market opportunities. Our efforts to establish and maintain locations may prove less successful than anticipated, including due to limited market demand, or may be more expensive than we have estimated, and in certain cases could materially and adversely affect our results of operations or our financial condition.

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

We face significant capital and other regulatory requirements as a financial institution. Although management believes that the Company has sufficient capital to fund operations and growth initiatives, we may need to raise additional capital in the future to meet business needs, growth, or regulatory requirements. Our ability to raise additional capital will depend on a number of factors, including market conditions, investor perceptions of the banking industry, regulatory environment, and our financial condition and operating performance. There can be no assurance that additional capital will be available to us when needed or that such capital could be raised on terms acceptable to us. Any limitation on our ability to access the capital markets could adversely affect our financial condition, liquidity, results of operations, and ability to maintain regulatory capital compliance.

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

If the models that management uses for interest rate risk and asset liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to the BSA, the USA PATRIOT Act, OFAC regulations, and related anti-money laundering requirements, which require us to maintain an effective compliance program and reporting systems. If our policies, procedures, or controls are deemed inadequate, we could be subject to enforcement actions, substantial fines, restrictions on dividends or growth activities, and reputational harm, any of which could materially adversely affect our business, financial condition, and results of operations.

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

The Bank’s ability to make dividend payments, repurchases, redemptions or other capital distributions is subject to applicable regulatory capital requirements and restrictions. Failure to maintain applicable regulatory capital requirements, including requirements under the CBLR framework while the Bank elects to use that framework, could restrict the Bank's ability to make capital distributions to OP Bancorp and, in turn, affect our ability to pay dividends on our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a stock repurchase program on August 28, 2025, authorizing the repurchase of up to 700,000 shares of the Company's common stock (the "Repurchase Program"). Purchases under the Repurchase Program may be made, if at all, through open market transactions, privately negotiated transactions, or by other means in compliance with applicable law. The Company has no obligation to repurchase shares, and the timing, actual number, and value of shares to be repurchased are subject to management’s discretion and will depend on the Company’s stock price, market conditions, and other relevant factors. The Company may, in the sole discretion of the Board, suspend or terminate the Repurchase Program at any time while it is in effect.

The Company did not repurchase any shares of its common stock under the Repurchase Program during the three months ended September 30, 2026 and has not repurchased any shares since the Repurchase Program was announced. As of September 30, 2026, all 700,000 shares authorized under the Repurchase Program remained available for repurchase.

Item 5. Other Information

None of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the repurchase or sale of the Company's securities during the quarter ended September 30, 2026.

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

OP Bancorp

Date: November 6, 2026	By:	/s/ Sang K. Oh
Sang K. Oh President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2026	By:	/s/ JAEHYUN PARK
Jaehyun Park Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)